Form 10-Q
period 2007-03-31
Travelport LTD
filed 2007-05-14
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-141714

Travelport Limited

(Exact name of registrant as specified in its charter)

Bermuda	98-0505100
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

400 Interpace Parkway
Building A
Parsippany, NJ 07054
(Address of principal executive offices, including zip code)
(973) 939-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled ‘‘Risk Factors’’ and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘predict,’’ ‘‘potential,’’ ‘‘should,’’ ‘‘will’’ and ‘‘would’’ or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information or state other ‘‘forward-looking’’ information. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking  statements:

•       our substantial indebtedness;

•       our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•       interest rate movements;

•       factors affecting the level of travel activity, particularly air travel volume, including security concerns, natural disasters and other disruptions;

•       general economic and business conditions, both nationally and in our markets;

•       competition in the travel industry including competition from supplier distribution channels and other distribution entrants;

•       airlines limiting their participation in travel marketing and distribution services;

•       airlines altering their content or changing the pricing of such content;

•       pricing, regulatory and other trends in the travel industry;

•       risks associated with doing business in multiple international jurisdictions and in multiple currencies;

•       maintenance and protection of our information technology and intellectual property;

•       the outcome of pending litigation;

•       our ability to execute on our strategic plans including the initial public offering of Orbitz Worldwide common stock and the proposed acquisition of Worldspan;

•       acquisition opportunities and our ability to successfully integrate acquired businesses and realize anticipated benefits of such acquisitions, including the proposed Worldspan acquisition;

•       financing plans and access to adequate capital on favorable terms; and

•       our ability to achieve anticipated cost savings.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned ‘‘Risk Factors’’ in this report and in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2007, as amended, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions)

		Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Net revenue	$668	$636
Costs and expenses
Cost of revenue	280	278
Selling, general and administrative	265	250
Separation and restructuring charges	23	7
Depreciation and amortization	55	49
Other expense (income)	1	(6)
Total operating expense	624	578
Operating income	44	58
Interest expense, net	(86)	(12)
Income (loss) from continuing operations before income taxes	(42)	46
Provision (benefit) for income taxes	(3)	(2)
Income (loss) from continuing operations, net of tax	(39)	48
Loss from discontinued operations, net of tax	—	(1)
Net income (loss)	$(39)	$47

See Notes to Financial Statements

TRAVELPORT LIMITED
CONDENSED BALANCE SHEETS
(in millions)

	(Unaudited) March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$ 221	$ 97
Accounts receivable	436	454
Deferred income taxes	8	6
Other current assets	136	155
Assets held for sale	43	42
Total current assets	844	754
Property and equipment, net	480	474
Goodwill	2,174	2,165
Trademarks and tradenames	710	707
Other intangible assets, net	1,593	1,634
Deferred income taxes	9	12
Other non-current assets	373	384
Total assets	$ 6,183	$ 6,130
Liabilities and equity
Current liabilities:
Accounts payable	$ 336	$ 308
Accrued expenses and other current liabilities	903	821
Current portion of long term debt	24	24
Deferred income taxes	12	13
Total current liabilities	1,275	1,166
Long-term debt	3,633	3,623
Deferred income taxes	251	247
Tax sharing liability	128	125
Other non-current liabilities	144	194
Total liabilities	5,431	5,355
Commitments and contingencies
Equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	913	908
Accumulated deficit	(184)	(144)
Accumulated other comprehensive income	23	11
Total equity	752	775
Total liabilities & equity	$ 6,183	$ 6,130

See Notes to Financial Statemens

TRAVELPORT LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

		Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating activities of continuing operations
Net income (loss)	$(39)	$47
Loss from discontinued operations	—	(1)
Income (loss) from continuing operations	(39)	48
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations
Depreciation and amortization	55	49
Deferred income taxes	1	(5)
Provision for bad debts	3	3
Gain on sale of property	1	(7)
Amortization of debt issuance costs	5	—
Non-cash charges related to tax sharing liability	3	3
Equity based compensation	3	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	20	24
Other current assets	(8)	3
Accounts payable, accrued expenses and other current liabilities	110	86
Other	9	(6)
Net cash provided by operating activities of continuing operations	163	198
Investing activities of continuing operations
Property and equipment additions	(32)	(34)
Businesses acquired, net of cash	(5)	(21)
Net intercompany funding with Avis Budget	—	(36)
Proceeds from asset sales	—	10
Other	1	2
Net cash used in investing activities of continuing operations	(36)	(79)
Financing activities of continuing operations
Principal payments on borrowings	(6)	(1)
Issuance of common stock	2	—
Net cash used in financing activities of continuing operations	(4)	(1)
Effect of changes in exchange rates on cash & cash equivalents	1	(1)
Net increase in cash and cash equivalents from continuing operations	124	117
Cash used in discontinued operations
Investing activities	—	(1)
	—	(1)
Cash and cash equivalents at beginning of period	97	93
Cash and cash equivalents at end of period	221	209
Less cash of discontinued operations	—	(4)
Cash and cash equivalents of continuing operations	$221	$205
Supplemental disclosure of cash flow information
Interest payments	$118	$10
Income tax payments, net	$4	$9

See Notes to Financial Statements

TRAVELPORT LIMITED
CONDENSED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2006	$—	$908	$(144)	$11	$775
Cumulative effect of change in accounting principle—FIN 48	—	—	(1)	—	(1)
Balance at January 1, 2007	—	908	(145)	11	774
Issuance of common stock	—	2	—	—	2
Equity-based compensation	—	3	—	—	3
Net loss	—	—	(39)	—
Currency translation adjustment	—	—	—	17
Unrealized loss on cash flow hedges	—	—	—	(5)
Total comprehensive loss					(27)
Balance as of March 31, 2007	$—	$913	$(184)	$23	$752

See Notes to Financial Statements

TRAVELPORT LIMITED
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Unless otherwise noted, all amounts are in millions)

1.                 Basis of Presentation

Travelport Limited (hereafter “Travelport” or the “Company”) is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world’s largest travel conglomerates. It operates 20 leading brands, including Galileo, a global distribution system (GDS); Orbitz Worldwide, an on-line travel agency; and Gullivers Travel Associates, a wholesaler of travel content. The Company has approximately 8,000 employees and operates in 130 countries. Travelport is a private company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California and One Equity Partners of New York.

On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the “Acquisition”). Prior to the Acquisition, the Company’s operations were limited to the formation of the Company and entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget are considered  a predecessor company (the “Predecessor”) to Travelport. The financial statements as of December 31, 2006 and for the three months ended March 31, 2007 include the financial condition, results of operations and cash flows for Travelport on a successor basis, reflecting the impact of the preliminary purchase price allocation. The financial statements for the three months ended March 31, 2006 include the results of operations and cash flows for the Travelport businesses of Avis Budget on a predecessor basis, reflecting the historical carrying values of the Travelport businesses of Avis Budget.

Business Description

Effective January 1, 2007 the Company reorganized its operations under the following three business segments:

Galileo—Comprised of the  electronic travel distribution services of Galileo that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, Galileo includes supplier services offerings, including United Airlines reservations, Global Fares and Shepherd Systems.

Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, Hotel Club, Rates To Go, and our corporate travel businesses.

GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers, Octopus Travel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

2.                 Cumulative Effect of Change in Accounting Principle—FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and as a result of its application has recorded an additional income tax liability of approximately $16 million at March 31, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of  approximately $14 million. The interest on such liability for the period subsequent to the acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning retained earnings balance.

Under the terms of the purchase agreement relating to the Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the sale the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, namely separate state returns and non-U.S. returns. U.S. Federal and state combined and unitary tax returns are only applicable in the post-sale period. The Company, joined by its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During the first quarter of 2007, the Company implemented a series of transactions that led to the creation of two U.S. consolidated income tax groups, one for the Galileo and GTA business and one for the Orbitz Worldwide business. With limited exceptions, the Company is no longer subject to U.S  Federal income tax, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2001.

The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects no material change for the next 12 months as a result of adopting FIN 48. The Company anticipates making payments of approximately $2 million with respect to tax assessments within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Additions due to purchase accounting	$14
Additions due to adoption of FIN 48	1
Balance at December 31, 2006	15
Additions during 2007	1
Balance at March 31, 2007	$16

The balance as of March 31, 2007 includes tax positions for which the ultimate deductibility is highly certain but for which great uncertainty as to the timing of such deductions exists. The net value of such positions is $0.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million for purposes of increasing its unrecognized tax benefits, including interest and penalties, during 2007.

3.                 Discontinued Operations

During the second quarter of 2006, the Predecessor formalized a plan to dispose of a subsidiary engaged in wholesale travel operations in the United Kingdom. The Company completed the sale of this subsidiary in December 2006.

Summarized statement of operations data for discontinued operations is as follows:

Predecessor
Three Months Ended March 31, 2006
Net revenue	$4
Loss before income taxes	(2)
Benefit for income taxes	1
Loss from discontinued operations, net of tax	$(1)

Assets Held for Sale

During 2007, the Company formalized a plan to sell and leaseback a GTA facility located in the United Kingdom. Although the asset has not been sold as of March 31, 2007, the conditions of such proposed transaction met the criteria for recording the carrying value of this facility as an asset held for sale on the condensed balance sheet at March 31, 2007.

4.                 Separation and Restructuring Charges

Separation and restructuring charges consisted of:

		Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Separation costs	$2	$7
Restructuring charges	21	—
	$23	$7

Separation Costs

Separation costs of $2 million for the three months ended March 31, 2007 consist of $1 million in employee retention and bonus plans as well as $1 million in professional fees related to the separation plan. Separation costs incurred by the Predecessor of $7 million for the three months ended March 31, 2006 consist of $3 million in employee retention and bonus plans as well as $4 million in professional fees related to the separation plan.

Restructuring Charges

During the second quarter of 2006, the Predecessor committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Subsequent to the Acquisition, the Company committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though the Company began to implement these actions during the fourth quarter of 2006, the Company continues to take restructuring actions in 2007. The recognition of the restructuring charges and the corresponding utilization during 2007 are summarized by category as follows:

	Personnel Related	Facility Related	Other	Total
Balance, January 1, 2007	$2	$1	2	$5
Restructuring charges	17	4	—	21
Cash payments	(7)	—	—	(7)
Other non-cash reduction	—	(1)	(1)	(2)
Balance, March 31, 2007	$12	$4	$1	$17

The restructuring charges included within “Other non-cash reduction” in the table above include asset impairments and consulting fees. Approximately $18 million, $1 million and $1 million  of the restructuring costs have been recorded within the Galileo, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million is recorded within Corporate and unallocated. The Company expects to incur additional restructuring charges during 2007, primarily within the Galileo segment.

5.                 Intangible Assets

Intangible assets consisted of:

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,174			$2,165
Trademarks and tradenames	$710			$707
Amortizable Intangible Assets
Customer relationships	$1,618	$76	$1,542	$1,608	$44	$1,564
Vendor relationships and other	52	1	51	71	1	70
	$1,670	$77	$1,593	$1,679	$45	$1,634

The changes in the carrying amount of goodwill for the Company between December 31, 2006 and March 31, 2007 are as follows:

	Balance at December 31, 2006	Goodwill Acquired	Adjustments to Goodwill Acquired in 2006	Foreign Exchange	Balance March 31, 2007
Orbitz Worldwide	$1,242	$—	$(24)	$—	$1,218
GTA	741	—	7	8	756
Galileo	182	—	18	—	200
	$2,165	$—	$1	$8	2,174

Amortization expense relating to all intangible assets was as follows:

	Three Months Ended March 31,
		Predecessor
	2007	2006
Customer relationships	$32	$11
Vendor relationships and other	—	1
Total	$32	$12

The Company expects amortization expense relating to intangible assets to be approximately $91 million for the remainder of 2007 and $123 million, $123 million, $122 million, $120 million and $103 million for each of the five succeeding fiscal years.

6.                 Long-Term Debt

Long-term debt consisted of:

	Maturity	As of March 31, 2007	As of December 31, 2006
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,403	$1,407
Euro-denominated	August 2013	824	816
Senior notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	314	310
9 7/8% notes	September 2014	450	450
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	214	211
Other		2	3
Total long-term debt		3,657	3,647
Less: Current portion		24	24
Long-term debt		$3,633	$3,623

During the three months ended March 31, 2007, the Company repaid approximately $6 million of debt under our senior secured credit facility as required under our senior secured credit agreement. In addition, the Euro-denominated facility and notes increased by approximately $16 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance Sheet.

7.                 Commitments and Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.  There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2006 Financial Statements included in its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2007, as amended.

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

The Company’s separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independent of the Company’s separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Company. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget’s tax liability resulting from the structure. The Company is not able to predict the amount of such tax liability, if any. To the extent that the Company’s obligation to indemnify Avis Budget subjects the Company to additional costs, such costs would be treated as adjustment to the purchase price, increasing tax-deductible goodwill, and could significantly and negatively affect the Company’s financial condition.

8.      Equity-Based Compensation

The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units in the Company and interests in the partnership that owns 100% of the Company. The Company’s board of directors approved the grant of up to 100 million restricted equity units. The equity awards issued consist of four classes of partnership interests. The Class A-2 equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of a liquidity event and subject to certain other performance criteria. None of the awards require the payment of an exercise price by the recipient.

The activity of the Company’s equity award program is presented below:

	Restricted Equity Units		Partnership Interests
	Class A-2		Class B		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	36,372,213	$1.00	11,278,539	$0.49	11,278,539	$0.43	11,278,539	$0.38
Granted at fair market value	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(1,177,025)	—	(228,311)	—	(228,311)	—	(228,311)	—
Balance at March 31, 2007	35,195,188	$1.00	11,050,048	$0.49	11,050,048	$0.43	11,050,048	$0.38

As of March 31, 2007, 6.2 million Class A-2 restricted equity units  were vested, and no partnership interests were vested. The Company expensed the restricted equity units and the Class B partnership interests over their vesting period based upon the fair value of the awards on the date of grant. During the three months ended March 31, 2007, the Company recognized $3 million in compensation expense related to the restricted equity units and the Class B Partnership interests, none of which is expect to provide a tax benefit. The Company did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it is not probable that these awards will vest due to the contingent performance criteria.

9.                 Segment Information

On an overall basis, management evaluates the performance of the Company based upon net revenue and “EBITDA”, which is defined as net income before interest, income taxes, depreciation and amortization, each of which is presented on the Company’s Statements of Operations.

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, the Company also evaluates the performance of its segments based on EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations

The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

		Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Galileo
Net revenue	$414	$403
Segment EBITDA	117	132
Orbitz Worldwide
Net revenue	207	185
Segment EBITDA	17	15
GTA
Net revenue	64	62
Segment EBITDA	—	(8)
Corporate and other
EBITDA(a)	(35)	(32)
Intersegment eliminations(b)
Net revenue	(17)	(14)
Combined Totals
Revenue	$668	$636
EBITDA	$99	$107

(a)           Other includes corporate general and administrative costs not allocated to the segments.

(b)          Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

Provided below is a reconciliation of EBITDA to income before income taxes:

		Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
EBITDA	$99	$107
Interest Expense, Net	(86)	(12)
Depreciation and Amortization	(55)	(49)
Income (Loss) Before Income Taxes	$(42)	$46

Provided below is a reconciliation of segment assets to total assets:

	March 31, 2007	December 31, 2006
Galileo	$1,870	$1,824
Orbitz Worldwide	2,058	2,053
GTA	1,986	1,935
Corporate and other	269	318
Total	$6,183	$6,130

10.          Guarantor and Non-Guarantor Condensed Financial Statements

The following condensed financial information presents the Company’s Consolidated Condensed Balance Sheet as of March 31, 2007 and December 31, 2006 and the Consolidated Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2007 for: (a) Travelport Limited (‘‘the Parent Guarantor’’); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l (“the Intermediate Parent Guarantor”), (c) Travelport LLC (formerly known as Travelport Inc.) (“the Issuer”), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (e) the Company and Predecessor on a Consolidated and Combined basis, respectively.

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$320	$363	$(15)	$668
Cost and expenses
Cost of revenue	—	—	—	107	171	2	280
Selling, general and administrative	—	—	—	101	181	(17)	265
Separation and restructuring charges	—	—	—	23	—	—	23
Depreciation and amortization	—	—	—	35	20	—	55
Other income	—	—	—	1	—	—	1
Total operating expenses	—	—	—	267	372	(15)	624
Operating Income	—	—	—	53	(9)	—	44
Interest expense	—	—	(83)	(5)	2	—	(86)
Equity in earnings of subsidiaries	(39)	(36)	47	—	—	28	—
Income(loss) before income taxes	(39)	(36)	(36)	48	(7)	28	(42)
Provision (benefit) for income	—	—	—	1	(4)	—	(3)
Net income (loss)	$(39)	$(36)	$(36)	47	(3)	$28	$(39)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$47	$174	$—	$221
Accounts receivable	—	—	—	82	354	—	436
Deferred income taxes	—	—	—	(1)	9	—	8
Other current assets	5	—	33	27	71	—	136
Assets held for sale	—	—	—	—	43		43
Total current assets	5	—	33	155	651	—	844
Investment in subsidiary/intercompany	607	(1,278)	2,288	—	—	(1,617)	—
Property and equipment, net	—	—	—	367	113	—	480
Goodwill	—	—	—	1,006	1,168	—	2,174
Trademarks and tradenames	—	—	—	528	182	—	710
Other intangible assets, net	—	—	—	907	686	—	1,593
Deferred income taxes	—	—	—	(29)	38	—	9
Other non-current assets	140	—	69	115	49	—	373
Total assets	$752	$(1,278)	$2,390	$3,049	$2,887	$(1,617)	$6,183
Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$92	$244	$—	$336
Accrued expenses and other current liabilities	—	—	14	418	471	—	903
Current portion of long-term debt	—	—	22	2	—	—	24
Deferred income taxes	—	—	—	3	9	—	12
Total current liabilities	—	—	36	515	724	—	1,275
Long-term debt	—	—	3,632	1	—	—	3,633
Deferred income taxes	—	—	—	1	250	—	251
Tax sharing liability	—	—	—	128	—	—	128
Other non-current liabilities	—	—	—	116	28	—	144
Total liabilities	—	—	3,668	761	1,002	—	5,431
Total equity/intercompany	752	(1,278)	(1,278)	2,288	1,885	(1,617)	752
Total liabilities and equity	$752	$(1,278)	$2,390	$3,049	$2,887	$(1,617)	$6,183

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	376	—	454
Deferred income taxes	—	—	—	(2)	8	—	6
Other current assets	—	—	59	32	64	—	155
Assets held for sale	—	—	—	—	42		42
Total current assets	—	—	59	127	568	—	754
Investment in subsidiary/intercompany	775	(1,214)	2,327	—	—	(1,888)	—
Property and equipment, net	—	—	—	361	113	—	474
Goodwill	—	—	—	953	1,212	—	2,165
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	680	—	1,634
Deferred income taxes	—	—	—	(27)	39	—	12
Other non-current assets	—	—	125	121	138	—	384
Total assets	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130
Liabilities and equity
Current liabilities:
Accounts payable	$—	—	—	71	237	—	$308
Accrued expenses and other current liabilities	—	—	55	361	405	—	821
Current portion of long-termdebt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13
Total current liabilities	—	—	77	438	651	—	1,166
Long-term debt	—	—	3,622	1	—	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	136	32	—	194
Total liabilities	—	—	3,725	700	930	—	5,355
Total equity/intercompany	775	(1,214)	(1,214)	2,327	1,989	(1,888)	775
Total liabilities and equity	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130

TRAVELPORT LIMITED
CONSOLIDATING CASH FLOWS
For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(39)	$(36)	$(36)	$47	$(3)	$28	$(39)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	35	20	—	55
Deferred income taxes	—	—	—	1	—	—	1
Provision for bad debts	—	—	—	—	3	—	3
Gain on sale of property	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	5	—	—	—	5
Unrealized losses on derivative instruments	—	—	—	—	—	—	—
Non-cash charges related to tax sharing liability	—	—	—	3	—	—	3
Equity based compensation	—	—	—	3	—	—	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(4)	24	—	20
				(17)	9		(8)
Accounts payable, accrued expenses and other current liabilities	—	—	—	(14)	124	—	110
Investment in subsidiaries	39	36	(47)	—	—	(28)	—
Other	—	—	—	8	1	—	9
Net cash provided by operating activities	—	—	(78)	62	179	—	163
Investing activities
Property and equipment additions	—	—	—	(26)	(6)	—	(32)
Acquisition related payments	—	—	—	(7)	2	—	(5)
Net intercompany funding	(2)	—	84	(1)	(81)	—	—
Other	—	—	—	—	1	—	1
Net cash used in investing activities	(2)	—	84	(34)	(84)	—	(36)
Financing activities
Principal payments on borrowings	—	—	(6)	—	—	—	(6)
Issuance of common stock	2	—	—	—	—	—	2
Net cash provided by (used in) financing activities	2	—	(6)	—	—	—	(4)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1
Net increase in cash and cash equivalents	—	—	—	28	96	—	124
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97
Cash and cash equivalents at end of year	$—	$—	$—	$47	$174	$—	$221

The following Combining Condensed Statements of Operations and Statements of Cash Flows are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for the three months ended March 31, 2006 for: (a) Cendant Travel Distribution Service Group, Inc. (‘‘the Parent’’); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$305	$346	$(15)	$636
Cost and expenses
Cost of revenue	—	128	154	(4)	278
Selling, general and administrative	—	107	154	(11)	250
Separation and restructuring charges	—	7	—	—	7
Depreciation and amortization	—	28	21	—	49
Other general income	—	—	(6)	—	(6)
Total operating expenses	—	270	323	(15)	578
Operating income	—	35	23	—	58
Interest expense, net	—	(6)	(6)	—	(12)
Equity in earnings of subsidiaries	47	—	—	(47)	—
Income before income taxes	47	29	17	(47)	46
Provision (benefit) for income taxes	—	6	(8)	—	(2)
Income from continuing operations, net of tax	47	23	25	(47)	48
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income	$47	$23	$24	$(47)	$47

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income	$47	$23	$24	$(47)	$47
Loss from discontinued operations	—	—	(1)	—	(1)
Income from continuing operations	47	23	25	(47)	48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	28	21	—	49
Deferred income taxes	—	2	(7)	—	(5)
Provision for bad debts	—	1	2	—	3
Gain on sale of property	—	(7)	—	—	(7)
Non-cash charges related to tax sharing liability	—	3	—	—	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	62	(38)	—	24
Other current assets	—	—	3	—	3
Accounts payable, accrued expenses and other current liabilities	—	40	46	—	86
Investment in subsidiaries	(47)	—	—	47	—
Other	—	39	(45)	—	(6)
Net cash provided by operating activities of continuing operations	—	191	7	—	198
Investing activities of continuing operations
Property and equipment additions	—	(25)	(9)	—	(34)
Net assets acquired, net of cash acquired and acquisition-related payments	—	—	(21)	—	(21)
Net intercompany funding to Avis Budget	—	(165)	129	—	(36)
Proceeds from asset sales	—	10	—	—	10
(Increase) decrease in restricted cash	—	—	2	—	2
Net cash used in investing activities of continuing operations	—	(180)	101	—	(79)
Financing activities of continuing operations
Principal payments on borrowings	—	—	(1)	—	(1)
Net cash used in financing activities of continuing operations	—	—	(1)	—	(1)
Effect of changes in exchange rates on cash and cash equivalents	—	—	(1)	—	(1)
Net increase in cash and cash equivalents from continuing operations	—	11	106	—	117
Cash used in discontinued operations
Investing activities	—		(1)	—	(1)
Cash and cash equivalents at beginning of year	—	13	80	—	93
Cash and cash equivalents at end of period	—	24	185	—	209
Less cash of discontinued operations	—	—	(4)	—	(4)
Cash and cash equivalents at end of year	$—	$24	$181	$—	$205

11. Subsequent Event

On May 7, 2007 the Company made a discretionary $100 million payment on its term loan facility.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 financial statements included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2007, as amended. Unless otherwise noted, all dollar amounts are in millions.

On September 27, 2006, we announced that we will be organized under three global businesses—Galileo, Orbitz Worldwide, and GTA—and we reorganized effective January 1, 2007.

Galileo—Comprised of the  electronic travel distribution services of Galileo that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, Galileo includes supplier services offerings, including United Airlines reservations, Global Fares and Shepherd Systems.

Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, Flairview Travel, and our corporate travel business.

GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers, Octopus Travel , which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

RESULTS OF OPERATIONS

The financial statements present our results for the three months ended March 31, 2006 on a ‘‘predecessor basis’’ (reflecting Travelport’s ownership by Avis Budget). Though the Company was formed on July 13, 2006, its operations were limited to entering into derivative transactions related to the debt that was subsequently issued, until the acquisition of the Travelport businesses of Avis Budget on August 23, 2006.

For the purpose of this management’s discussion and analysis of our results of operations, we have compared the results of the Successor for the periods in 2007 with that of the Predecessor in 2006. The results of the two periods are not necessarily comparable due to the change in basis of accounting resulting from the Company’s acquisition of the Predecessor and the change in capital structure which primarily impacts depreciation and amortization and interest expense. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization, and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of our results of operations

EBITDA, a measure used by management to measure operating performance, is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes, and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical results of the Travelport business of Avis Budget and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

	Three Months Ended March 31,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$668	$636	$32	5%
Costs and expenses
Cost of revenue	280	278	2	1%
Selling, general and administrative	265	250	15	6%
Separation and restructuring charges	23	7	16	*
Depreciation and amortization	55	49	6	12%
Other general expenses (income)	1	(6)	7
Total operating expenses	624	578	46	*
Operating income	44	58	(14)	*
Interest expense, net	(86)	(12)	(74)	*
Income (loss) before income taxes	(42)	46	(88)	*
Provision (benefit) for income taxes	(3)	(2)	(1)	*
Income (loss) from continuing operations	(39)	48	(87)	*
Loss from discontinued operationsnet of tax	—	(1)	1
Net income (loss)	$(39)	$47	$(86)	*

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

Our results on a segment basis for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 are as follows:

	Three Months Ended March 31,				Change
			Predecessor
	2007		2006		$	%
Galileo
Net revenue	$414	(a)	$403		$11	3
Segment EBITDA	117	(b)	132	(c)	(15)	(11)
Orbitz Worldwide
Net revenue	207	(d)	185		22	12
Segment EBITDA	17	(e)	15	(f)	2	13
GTA
Net revenue	64	(g)	62		2	3
Segment EBITDA	—	(h)	(8	)(i)	8	(100)
Corporate and other(l)
EBITDA	(35	)(j)	(32	)(k)	(3)	(9)
Intersegment Eliminations
Net revenue	(17)		(14)		(3)	21
Combined Totals
Net revenue	668		636		32	5
EBITDA	99		107		(8)	(7)

(a)           Includes acquisition and related adjustments of $2 million.

(b)          Includes acquisition related adjustment of $2 million and $18 million of restructuring costs.

(c)           Includes $5 million of net gains realized primarily on the sale of a facility.

(d)          Includes acquisition and related adjustments of $13 million.

(e)           Includes acquisition and related adjustments of $13 million, $1 million of restructuring costs and $2 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(f)             Includes $2 million of separation costs and $1 million related to the technology migration.

(g)           Includes acquisition and related adjustments of $2 million.

(h)          Includes acquisition and related adjustment of $2 million and $3 million of costs associated with the acquisition of GTA by the predecessor in 2005 and $1 million of restructuring costs.

(i)             Includes $3 million of costs associated with the acquisition of GTA and $1 million integration costs.

(j)              Includes $3 million of costs related to the initial public offering of Orbitz Worldwide, $4 million of integration costs related to the potential acquisition of Worldspan, $3 million in non-cash equity compensation, $2 million of management fees incurred under our new ownership structure, separation costs of $2 million and $1 million of restructuring costs.

(k)          Includes $7 million of costs related to the separation from AvisBudget and administrative costs related to the realignment of our segments.

(l)             Other includes corporate general and administrative costs not allocated to the segments.

Provided below is a reconciliation of EBITDA to income before income taxes:

EBITDA	$99	$107
Depreciation and amortization	(55)	(49)
Interest expense, net	(86)	(12)
Income (loss) before income taxes	$(42)	$46

NET REVENUE

The net revenue increase of $32 million (5%) includes a $16 million reduction to revenue due to  the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations for the first quarter 2007 as a reduction to net revenue and segment EBITDA within our Orbtiz Worldwide, GTA and Galileo segments of $13 million, $2 million and $2 million, respectively.

In addition to acquisition related adjustments, net revenue increased $48 million (8%) as a result of incremental revenue of Orbitz Worldwide, GTA and Galileo of $35 million (15%), $4 million (6%) and $12 million (3%), respectively, including incremental intersegment revenue eliminations of $3 million.

In addition to acquisition related adjustments of $2 million, Galileo net revenue increased $12 million (3%) primarily due to a $9 million increase in GDS booking fees and a $5 million increase in other distribution revenue, partially offset by a ($2) million decrease in subscriber fees. GDS revenue increased $9 million or 3% primarily due to the 2% growth in total segments. Americas revenue decreased $9 million, (7%) mainly due to a 13% decline in yield, offset by a 2% increase in segments. The yield decline is caused by our new long term agreements signed in the third quarter of 2006 under the Galileo Content Continuity Program that assure that our travel agency customers have full airline content. Internationally, revenue increased $18 million (7%) due to a 3% increase in segments and yield growth of 5%. Other distribution revenue increased $5 million, or 14%, due to a $3 million increase in our hosting agreement with United Airlines.

In addition to the acquisition related adjustments of $13 million, Orbitz Worldwide net revenue increased $35 million primarily as a result of a 21% increase in gross bookings across our online consumer brands, including increases in Orbitz Worldwide, CheapTickets, ebookers and Flairview. The increase in gross bookings resulted in incremental air booking revenue, hotel booking revenue, dynamic packaging revenue, and other consumer revenue of $14 million, $11 million and $6 million and $4 million, respectively. We believe the increase in gross bookings is attributable to air, hotel and dynamic packaging growth on our Orbitz Worldwide and CheapTickets sites and strong growth at ebookers driven by improved operations, more effective marketing and broader content.

In addition to acquisition related adjustments of $2 million, GTA net revenue increased $4 million (6%) primarily as a result of 17% in total transaction value, offset in part by  (i) lower margins on sales, (ii) a decrease in online consumer sales within our Octopus subsidiary and (iii) the absence in 2007 of a one-time $2 million benefit realized in 2006 revenue related to our estimated cost of travel products sold.  A significant portion of the increase in sales transactions in 2007 was due to an increase in sales to small travel groups, which typically yield lower margins. The decrease in Octopus sales is a result of less focus placed on this business during 2007, which also resulted in a reduction in cost of sales and SG&A, discussed below.

COST OF REVENUE

The cost of revenue increase of $2 million (1%) is primarily due to an increase in Orbitz Worldwide of $11 million (20%), partially offset by decreases within our Galileo and GTA segments of $2 million (1%) and $5 million (24%), respectively, and  incremental intersegment cost of revenue eliminations of $2 million.

Galileo cost of revenue decreased $2 million primarily due to $7 million decrease in telecommunications and technology costs, offset by $5 million increase in commission and inducements to support an increase in worldwide bookings. The telecommunications and technology cost reductions reflect the restructuring actions implemented during 2006.

Orbitz Worldwide cost of revenue increased $11 million, primarily as a result of the 21% increase in gross bookings and $1 million in incremental costs related to the migration of technology to a single platform across all the consumer brands. The increase in transaction volume resulted in increased costs associated with credit card processing and customer services costs.

GTA cost of revenue decreased $5 million primarily as a result of a reduction in commissions expense as a result of the realignment of the Needahotel.com customer base and savings realized as a result of the restructuring actions taken within our online consumer business,  Octopus Travel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

The SG&A increase of $15 million (6%) includes $7 million of non-recurring charges and $2 million of incremental equity based compensation charges. Excluding such adjustments SG&A increased $7 million (3%)  primarily as a result of increases of $9 million (9%) and $2 million (4%) within Orbitz Worldwide and Galileo, respectively, offset by a decrease within Corporate and Unallocated of $4 million (16%).

Galileo SG&A increased $2 million, reflecting a $6 million increase in foreign exchange expense partially offset by a $4 million decrease in other general and administrative expenses primarily as a result of cost savings initiatives implemented during 2006.

Orbitz Worldwide SG&A increased $9 million, reflecting $13 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz Worldwide and Flairview brands, partially offset by a $3 million decrease in general and administrative expenses primarily as a result of $2 million of expense saving realized during 2007 as a result of restructuring actions implemented during 2006.

GTA SG&A remained constant, reflecting additional administrative costs allocated to the segment as a result of the Travelport segment realignment, offset by savings realized as a result of the restructuring actions taken at Octopus Travel.

Corporate and unallocated SG&A increased $7 million primarily as a result of $12 million of incremental cost discussed in the notes to the above table partially offset by a $5 million reduction in administrative costs primarily as a result of savings initiatives implemented during 2006.

SEPARATION AND RESTRUCTURING CHARGES

Separation and restructuring cost increased $16 million primarily as a result of $21 million of restructuring charges incurred during the first quarter of 2007. During the second quarter of 2006, we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Subsequent to the Acquisition, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2007. The increase in restructuring charges was partially offset by a decrease in separation costs of $5 million. Separation costs of $2 million for the three months ended March 31, 2007 consist of $1 million in employee retention and bonus plans as well as $1 million in professional fees related to the separation plan as compared to $7 million for the three months ended March 31, 2006, consisting of $3 million in employee retention and bonus plans as well as $4 million in professional fess related to the separation plan. Approximately $18 million, $1 million and $1 million  of the restructuring costs have been recorded within the Galileo, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million is recorded within Corporate and unallocated. All separation charges are included within corporate and unallocated.

OTHER INCOME

Other income decreased $7 million primarily due to a one time benefit of $6 million in 2006 relating to gain on the sale of a facility, offset a $1 million loss on sale of assets in 2007.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $6 million (12%) due to a $20 million incremental amortization expense as a result of the allocation of fair value of our definite-lived intangible assets as result of the Acquisition, offset by a decrease of $14 million of depreciation expense due to the extension of the useful lives of certain technology assets that were recorded at the time of the Acquisition.

INTEREST EXPENSE

Interest expense increased $74 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition. Interest expense related to this debt was $90 million for the quarter, including $5 million in amortization of deferred financing fees. These amounts were offset by $12 million of interest incurred in 2006, primarily relating to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget.

PROVISION (BENEFIT) FOR INCOME TAXES

We have an income tax benefit of $3 million for the three months ended March 31, 2007 primarily as a result of the benefit of foreign losses, offset by the impact of a valuation allowance  on certain deferred tax assets. We recorded an income tax benefit of $2 million for the three months ended March 31, 2006 due to a one time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction,  as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments of debt issuances. As of March 31, 2007, our financing needs were supported by $213 million of available capacity in our revolving credit facility.

Cash Flows

At March 31, 2007, we had $221 million of cash and cash equivalents, an increase of $124 million as compared to December 31, 2006. The following table summarizes such increase:

	Three Months Ended March 31,		Change
	2007	2006	$
Cash provided by (used in):
Operating activities	$163	$198	$(35)
Investing activities	(36)	(79)	43
Financing activities	(4)	(1)	(3)
Effects of exchange rate changes	1	(1)	2
Net change in cash and cash equivalents	$124	$117	$7

Operating Activities.   For the three months ended March 31, 2007, our cash inflow from operations was $163 million, a decrease of $35 million as compared to three months ended March 31, 2006. The decrease primarily represented an increase in cash interest paid of $108 million, partially offset by approximately $73 million of incremental cash generated as a result of to the increase in the working capital deficit and incremental cash operating results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Investing Activities.   Our cash flow used in investing activities for the three months ended March 31, 2007 was $36 million compared to $79 million for the three months ended March 31, 2006, a decrease of $43 million.  The decrease in cash used is primarily due to cash activity in 2006, including net cash used of $21 million for an acquisition and $36 million of cash used to settle intercompany accounts with Avis Budget, offset by $10 million in cash proceeds received on the sale of assets. During 2007 we used approximately $5 million of cash for payments related to Acquisition related costs incurred during 2006.

Financing Activities.   Our cash used in financing activities during 2007 was due to $6 million in cash used to make a required principal payment on our long term debt, partially offset by $2 million of cash received from the issuance of common stock. In 2006, we used $1 million in cash to make principal payments on our long term debt.

Debt and Financing Arrangements

Senior Secured Credit Facilities

Our senior secured credit facilities provide senior secured financing of $2,600 million, consisting of: (i) a $2,200 million term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility.

The revolving credit facility includes borrowing capacity available for short-term loans, or for the issuance of letters of credit.

Travelport LLC is the borrower under the senior secured credit facilities. All obligations under the senior secured credit facilities are unconditionally guaranteed by the Parent Guarantor, Intermediate Parent Guarantor and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned foreign subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

Borrowings under the U.S. term loan facility bear interest at LIBOR plus 2.5% with respect to the dollar-denominated facility, and EURIBOR plus 2.75% with respect to the Euro-denominated facility. Borrowings under the $275 million revolving credit facility bear interest at LIBOR plus 2.75%. Under the $125 million synthetic letter of credit facility, we must pay a facility fee equal to the applicable margin under the U.S. term loan facility on the amount on deposit. At March 31, 2007, there were no borrowings outstanding under the revolving credit facility and we had letter of credit issuances of approximately $62 million and $123 million outstanding under our revolving credit facility and the synthetic letter of credit facility, respectively.

The applicable margin for borrowings under the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be reduced subject to our attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit issuance fees.

On May 7, 2007 we made a discretionary $100 million payment on our term loan facility.

Senior Notes and Senior Subordinated Notes

On August 23, 2006, in connection with the Acquisition, we issued $150 million of dollar denominated senior dollar floating rate notes, €235 million euro-denominated senior floating rate notes ($299 million dollar equivalent) and $450 million 9 7/8% senior fixed rate notes. The dollar-denominated floating rate senior notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro-denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The senior notes are unsecured senior obligations and are subordinated to all of our existing and future secured indebtedness (including the senior secured credit facility) and will be senior in right of payment to any existing and future subordinated indebtedness (including the senior subordinated notes).

On August 23, 2006, in connection with the Acquisition, we issued $300 million of 11 7/8% dollar denominated notes and €160 million of 10 7/8% Euro-denominated notes ($204 million dollar equivalent). The senior subordinated notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness and secured indebtedness (including the senior credit facilities and the senior notes).

The indentures governing the senior notes and senior subordinated notes limit the Parent Guarantor’s (and most or all of its subsidiaries’) ability to:

•       incur additional indebtedness or issue certain preferred shares;

•       pay dividends on, repurchase or make other distributions in respect of their capital stock or make other restricted payments;

•       make certain investments;

•       sell certain assets;

•       create liens on certain assets to secure debt;

•       consolidate, merge, sell or otherwise dispose of all or substantially all of their assets;

•       enter into certain transactions with affiliates; and

•       designate subsidiaries as unrestricted subsidiaries.

From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we may seek to repurchase a portion of the senior notes and/or senior subordinated notes in the open market.

Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-U.S. operations of Travelport, guarantee the notes. These entities are more restricted than Travelport LLC and the guarantors in their ability to incur indebtedness. See ‘‘Description of Senior Notes—Certain Covenants’’ and ‘‘Description of Senior Subordinated Notes—Certain Covenants’’ in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended.

New Parent Company PIK Loan

Our parent company, Travelport Holdings Limited, recently entered into a credit agreement for a $1.1 billion senior unsecured pay-in-kind (‘‘PIK’’) term loan. Interest is capitalized quarterly in arrears at a rate starting at LIBOR + 700 basis points for the first 18 months, increasing to LIBOR + 750 basis points for the next 12 months and then increasing to LIBOR plus 800 basis points thereafter. Interest will be paid in kind unless our parent company elects to pay in cash. The PIK loan is not prepayable for the first eight months and then would be prepayable at par for the next 13 months and then at declining premiums thereafter. The PIK loan is due five years after it was made. Travelport Holdings Limited is using the net proceeds from the borrowings of the PIK term loan to pay a dividend to its shareholders.

Proposed Worldspan Acquisition

The proposed acquisition of Worldspan would be funded with an additional $1,040 million of senior secured term loans. In addition, the senior secured revolving credit facility would increase by $25 million, as would the synthetic letter of credit facility.

Proposed Orbitz Worldwide Initial Public Offering

We recently announced our intention to sell a portion of our ownership interest in Orbitz Worldwide, Inc., our wholly owned subsidiary.  We intend to use the net proceeds of this transaction to repay a portion of our senior secured credit facility.

Other

Bastion Surety, a joint venture with Orbis Capital Limited, is a bond provider on behalf of travel agencies and tour operators in the United Kingdom. It is authorized and regulated by the UK Financial Services Authority to provide bonding insurance in the United Kingdom, Belgium, France, Ireland and the Netherlands as an alternative to cash and bank bonds to protect consumers in the event of business failure of a travel agent or tour operator. From time to time, travel agents and/or tour operators fail, requiring a draw down on these bonds, which can result in the loss of the amount of the bond provided on behalf of such travel agent or tour operator. The total bonds outstanding as of March 31, 2007 were approximately $105 million. We were notified of potential defaults on bonds totaling approximately $6 million during 2006 and approximately $1 million in 2007. The majority of bonds have an expiration date during 2007, and we are issuing only limited bonds at this time. While we endeavor to only issue bonds after appropriate credit diligence on the travel agent or tour operator, we can provide no assurance that such agents or operators will not ultimately default on their bond obligations to Travelport.

Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at March 31, 2007 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Contractual Obligations

Our future contractual obligations have not changed significantly from the amounts reported within our 2006 financial statements included in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended. Any changes to our obligations related to our indebtedness are presented above within the section entitled “Debt and Financing Arrangements.”

Accounting Policies

Item 3.                        Quantitative And Qualitative Disclosures About Market Risks

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4.                        Controls and Procedures

(a)           Disclosure Controls and Procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)          Internal Controls Over Financial Reporting.   There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended.

Item 1A.                Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.                        Defaults Upon Senior Securities.

Not Applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.                        Other Information.

Not Applicable.

Item 6.                        Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED
Date: May 14, 2007	/s/ MICHAEL E. RESCOE
Michael E. Rescoe
Executive Vice President and Chief Financial Officer
Date: May 14, 2007	/s/ WILLIAM J. SEVERANCE
William J. Severance
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.