Form 10-Q
period 2007-06-30
Travelport LTD
filed 2007-08-14
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

As of August 14, 2007, there were 12,000 shares of the Registrant’s common stock, par value $1.00 per share, outstanding.

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

•       competition in the travel industry, including competition from supplier distribution channels and other distribution entrants;

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

•       the outcome of pending litigation;

•       our ability to execute on our strategic plans;

•       our ability to consummate the proposed acquisition of Worldspan and the operating and financial condition of Worldspan upon acquisition;

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned ‘‘Risk Factors’’ in this report and in our Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions)

			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenue	$724	$1,392	$693	$1,329
Costs and expenses
Cost of revenue	281	561	281	559
Selling, general and administrative	308	573	257	507
Separation and restructuring charges	6	29	31	38
Depreciation and amortization	53	108	48	97
Impairment of intangible assets	—	—	1,194	1,194
Other expense (income)	1	2	1	(5)
Total operating expenses	649	1,273	1,812	2,390
Operating income (loss)	75	119	(1,119)	(1,061)
Interest expense, net	(81)	(167)	(11)	(23)
Loss from continuing operations before income taxes	(6)	(48)	(1,130)	(1,084)
Provision (benefit) for income taxes	9	6	(79)	(81)
Loss from continuing operations, net of tax	(15)	(54)	(1,051)	(1,003)
Loss from discontinued operations, net of tax	—	—	(3)	(4)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	(6)
Net loss	$(15)	$(54)	$(1,060)	$(1,013)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(in millions, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315	$97
Accounts receivable	461	454
Deferred income taxes	9	6
Other current assets	195	155
Assets held for sale	—	42
Total current assets	980	754
Property and equipment, net	486	474
Goodwill	2,176	2,165
Trademarks and tradenames	713	707
Other intangible assets, net	1,569	1,634
Deferred income taxes	12	12
Other non-current assets	369	384
Total assets	$6,305	$6,130
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$425	$308
Accrued expenses and other current liabilities	981	821
Current portion of long term debt	24	24
Deferred income taxes	14	13
Total current liabilities	1,444	1,166
Long-term debt	3,546	3,623
Deferred income taxes	240	247
Tax sharing liability	138	125
Other non-current liabilities	154	194
Total liabilities	5,522	5,355
Commitments and contingencies (note 9)
Shareholders’ equity:
Common Stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	918	908
Accumulated deficit	(199)	(144)
Accumulated other comprehensive income	64	11
Total shareholders’ equity	783	775
Total liabilities and shareholders’ equity	$6,305	$6,130

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

		Predecessor
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Operating activities of continuing operations
Net loss	$(54)	$(1,013)
Loss from discontinued operations	—	10
Loss from continuing operations	(54)	(1,003)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	108	97
Impairment of intangible assets	—	1,194
Deferred income taxes	(12)	(87)
Provision for bad debts	3	9
Loss on sale of property	—	(7)
Amortization of debt issuance costs	10	—
Non-cash charges related to tax sharing liability	6	—
Equity based compensation	13	2
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(6)	5
Other current assets	(4)	(3)
Accounts payable, accrued expenses and other current liabilities	270	231
Other	(16)	(15)
Net cash provided by operating activities of continuing operations	318	423
Investing activities of continuing operations
Property and equipment additions	(64)	(74)
Businesses acquired, net of cash and acquisition related payments	(7)	(18)
Net intercompany funding with Avis Budget	—	(71)
Proceeds from asset sales	75	6
Other	1	4
Net cash provided by (used in) investing activities of continuing operations	5	(153)
Financing activities of continuing operations
Principal payments on borrowings	(111)	(85)
Issuance of common stock	2	—
Net cash used in financing activities of continuing operations	(109)	(85)
Effect of changes in exchange rates on cash and cash equivalents	4	10
Net increase in cash and cash equivalents from continuing operations	218	195
Cash used in discontinued operations
Operating activities	—	(5)
Investing activities	—	(1)
Financing activities	—	(3)
	—	(9)
Cash and cash equivalents at beginning of period	97	88
Cash and cash equivalents at end of period	315	274
Less cash of discontinued operations	—	(8)
Cash and cash equivalents of continuing operations	$315	$266
Supplemental disclosure of cash flow information
Interest payments	$161	$16
Income tax payments, net	$16	$16

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2006	$—	$908	$(144)	$11	$775
Cumulative effect of change in accounting principle—FIN 48, net of tax	—	—	(1)	—	(1)
Balance as of January 1, 2007	—	908	(145)	11	774
Issuance of common stock	—	2	—	—	2
Equity-based compensation	—	8	—	—	8
Net loss	—	—	(54)	—
Currency translation adjustment, net of tax	—	—	—	50
Unrealized loss on cash flow hedges, net of tax	—	—	—	7
Unrealized loss on investment, net of tax	—	—	—	(4)
Total comprehensive loss	—	—	—	—	(1)
Balance as of June 30, 2007	$—	$918	$(199)	$64	$783

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Unless otherwise noted, all amounts are in millions, except share data)

1.   Basis of Presentation

Travelport Limited (hereafter “Travelport” or the “Company”) is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world’s largest travel conglomerates. It operates 20 leading brands, including Galileo, a global distribution system (GDS); and Gullivers Travel Associates, a wholesaler of travel content (“GTA”); and owns a controlling interest in Orbitz Worldwide, Inc., an online travel company (“Orbitz Worldwide”). The Company has approximately 6,000 employees and operates in 130 countries. Travelport is a private company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California and One Equity Partners of New York.

On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the “Acquisition”). Prior to the Acquisition, the Company’s operations were limited to the formation of the Company and entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget are considered a predecessor company (the “Predecessor”) to Travelport. The financial statements as of December 31, 2006 and for the three and six months ended June 30, 2007 include the financial condition, results of operations and cash flows for Travelport on a successor basis, reflecting the impact of the Acquisition purchase price allocation. The financial statements for the six months ended June 30, 2006 include the results of operations and cash flows for the Travelport businesses of Avis Budget on a predecessor basis, reflecting the historical carrying values of the Travelport businesses of Avis Budget.

Business Description

Effective January 1, 2007, the Company reorganized its operations under the following three business segments:

Galileo—Comprised of the electronic travel distribution services of Galileo that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, Galileo includes supplier services offerings, including United Airlines reservations, Global Fares and Shepherd Systems.

Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, HotelClub, RatesToGo, and our corporate travel businesses.

GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers, and OctopusTravel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

2.   Cumulative Effect of Change in Accounting Principle—FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company has

adopted the provisions of FIN 48 effective January 1, 2007, as required, and as a result of its application has recorded an additional income tax liability of approximately $17 million at June 30, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $15 million. The interest on such liability for the period subsequent to the acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning accumulated deficit balance.

Under the terms of the purchase agreement relating to the Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the Acquisition, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, which consists of separate state returns and non-U.S. returns. U.S. Federal and state combined and unitary tax returns are applicable in the post-sale period. The Company, together with its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During the first quarter of 2007, the Company implemented a series of transactions that led to the creation of two U.S. consolidated income tax groups, one for the Galileo and GTA business and one for the Orbitz Worldwide business. With limited exceptions, the Company is no longer subject to U.S. Federal income tax, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2001.

The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects no material change for the next 12 months as a result of adopting FIN 48. The Company anticipates making payments of approximately $4 million with respect to tax assessments within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Additions due to purchase accounting	$14
Additions due to adoption of FIN 48	1
Balance at December 31, 2006	15
Additions during 2007	2
Balance at June 30, 2007	$17

The balance as of June 30, 2007 includes no amount for tax positions for which the ultimate deductibility is highly certain but for which great uncertainty as to the timing of such deductions exists.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million for purposes of increasing its unrecognized tax benefits, including interest and penalties, during 2007.

3.   Income Taxes

The Company’s income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the six months ended June 30, 2007 is primarily a result of its domestic operating losses for which the Company recorded no tax benefit and foreign earnings that are subject to tax at rates lower than the U.S. rate. During the six months ended June 30, 2007, the Company increased its worldwide valuation allowance by $9 million as a result of its net operating losses and other deferred income tax assets. The Company recorded an income tax benefit of $81 million for the six months ended June 30, 2006 due to a one-time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction and a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

4.   Discontinued Operations

During the second quarter of 2006, the Predecessor formalized a plan to dispose of a subsidiary engaged in wholesale travel operations in the United Kingdom. The Company completed the sale of this subsidiary in December 2006.

Summarized statement of operations data for discontinued operations is as follows:

	Predecessor
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenue	$4	$8
Loss before income taxes	(3)	(5)
Benefit for income taxes	—	1
Loss from discontinued operations, net of tax	$(3)	$(4)
Loss on disposal of discontinued operations	$(6)	$(6)

Assets Held for Sale

During the second quarter of 2007, the Company completed a sale and leaseback of a GTA facility located in the United Kingdom. The Company received $50 million for the sale of the facility and deferred recognition of a $2 million gain over the life of the lease.

5.   Separation and Restructuring Charges

Separation and restructuring charges consisted of:

			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Separation costs	$2	$4	$20	$27
Restructuring charges	4	25	11	11
	$6	$29	$31	$38

Separation Costs

Separation costs of $2 million and $4 million for the three and six months ended June 30, 2007, respectively, consist of $1 million each in employee retention plans and professional fees for the three months ended June 30, 2007 and $2 million each in employee retention plans and professional fees for the six months ended June 30, 2007. Separation costs incurred by the Predecessor of $20 million and $27 million for the three and six months ended June 30, 2006, respectively, consist of $14 million and $17 million, respectively, in employee retention and bonus plans as well as $6 million and $10 million, respectively, in professional fees related to the separation plan.

Restructuring Charges

During the second quarter of 2006, the Predecessor committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Subsequent to the Acquisition, the Company committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though the Company began to implement these actions during the fourth quarter of 2006, the Company continues to take restructuring actions in 2007. The restructuring charge activity during 2007 is summarized by category as follows:

	Personnel Related	Facility Related	Other	Total
Balance, January 1, 2007	$2	$1	$2	$5
Restructuring charges	21	4	—	25
Cash payments	(17)	—	(1)	(18)
Other non-cash reduction	—	(1)	(1)	(2)
Balance, June 30, 2007	$6	$4	$—	$10

The restructuring charges included within “Other” in the table above include asset impairments and consulting fees. For the three months ended June 30, 2007, approximately $3 million and $1 million of the restructuring costs have been recorded within the Galileo and GTA segments, respectively. For the six months ended June 30, 2007, approximately $22 million, $1 million and $1 million  of the restructuring costs have been recorded within the Galileo, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million is recorded within Corporate and unallocated. The Company does not expect to incur material additional restructuring charges related to these actions during the remainder of 2007.

6.   Intangible Assets

Intangible assets consisted of:

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,176			$2,165
Trademarks and tradenames	$713			$707
Amortizable Intangible Assets
Customer relationships	$1,625	$109	$1,516	$1,608	$44	$1,564
Vendor relationships and other	54	1	53	71	1	70
	$1,679	$110	$1,569	$1,679	$45	$1,634

The changes in the carrying amount of goodwill for the Company between December 31, 2006 and June 30, 2007 are as follows:

	Balance as of December 31, 2006	Adjustments to Goodwill Acquired in 2006	Foreign Exchange	Balance as of June 30, 2007
Orbitz Worldwide	$1,242	$(18)	$—	$1,224
GTA	741	5	19	765
Galileo	182	5	—	187
	$2,165	$(8)	$19	$2,176

The adjustments to goodwill that were recorded during the six months ended June 30, 2007 represent refinement of estimates based on additional information received subsequent to December 31, 2 006.

Amortization expense relating to all intangible assets was as follows:

			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Customer relationships	$31	$62	$11	$21
Vendor relationships and other	—	—	1	2
Total	$31	$62	$12	$23

The Company expects amortization expense relating to intangible assets to be approximately $60 million for the remainder of 2007 and approximately $122 million, $122 million, $122 million, $118 million and $103 million for each of the five succeeding fiscal years.

7.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of June 30, 2007	As of December 31, 2006
Accrued travel supplier payments, deferred revenue and customer advances	$463	$316
Accrued commissions and incentives	113	87
Accrued payroll and related	89	81
Accrued sales and use tax	72	65
Accrued advertising and marketing	45	36
Accrued interest expense	42	43
Accrued merger and acquisition costs	28	40
Other	129	153
	$981	$821

8.   Long-Term Debt

Long-term debt consisted of:

	Maturity	As of June 30, 2007	As of December 31, 2006
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,300	$1,407
Euro-denominated	August 2013	833	816
Senior Notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	318	310
9 7/8% notes	September 2014	450	450
Senior Subordinated Notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	217	211
Other		2	3
Total long-term debt		3,570	3,647
Less: Current portion		24	24
Long-Term Debt		$3,546	$3,623

During the six months ended June 30, 2007, the Company repaid in total $111 million of debt under its senior secured credit facility, including $100 million in discretionary repayments and $11 million required to be paid under its senior secured credit agreement. In addition, the Euro-denominated facility and notes increased by approximately $34 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Condensed Balance Sheet. See note 12—Subsequent Events for further information on the impact of the Orbitz Worldwide initial public offering on long-term debt.

9.   Commitments and Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2006 Financial Statements included in its Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended.

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

Contractual Obligation to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

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

10.   Equity-Based Compensation

The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to 100 million restricted equity units. The equity awards issued consist of four classes of partnership interests. The Class A-2 equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B and Class B-1 partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of a liquidity event and subject to certain other performance criteria. None of the awards require the payment of an exercise price by the recipient.

The activity of the Company’s equity award program is presented below:

	Restricted Equity Units		Partnership Interests
	Class A-2		Class B		Class B-1		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2007	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43	11,278,539	$0.38
Granted at fair market value	4,599,821	$1.84	—	—	1,669,961	$0.70	1,669,961	$0.65	1,669,961	$0.56
Exercised	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,177,025)	$1.00	(228,311)	$0.49	—	—	(228,311)	$0.43	(228,311)	$0.38
Balance as of June 30, 2007	39,795,009	$1.10	11,050,228	$0.49	1,669,961	$0.70	12,720,189	$0.46	12,720,189	$0.40

The fair value of the Class B-1 equity awards granted during 2007 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

Dividend yield	—
Expected volatility	45.00%
Risk-free interest rate	4.64%
Expected holding period	6.2 years

As of June 30, 2007, 10 million Class A-2 restricted equity units were vested, and no partnership interests were vested. The Company expensed the restricted equity units and the Class B and Class B-1 partnership interests over their vesting period based upon the fair value of the awards on the date of grant. During the three and six months ended June 30, 2007, the Company recognized $5 million and $8 million, respectively, in compensation expense related to the restricted equity units and the Class B and Class B-1 partnership interests, none of which is expected to provide a tax benefit. The Company did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it is not probable that these awards will vest due to the contingent performance criteria.

11.   Segment Information

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

The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Galileo
Net revenue	$409	$823	$396	$799
Segment EBITDA	125	242	(757)	(625)
Orbitz Worldwide
Net revenue	235	442	213	398
Segment EBITDA	27	44	(292)	(277)
GTA
Net revenue	96	160	97	159
Segment EBITDA	26	26	25	17
Corporate and other
EBITDA(a)	(50)	(85)	(47)	(79)
Intersegment eliminations(b)
Net revenue	(16)	(33)	(13)	(27)
Combined Totals
Revenue	$724	$1,392	$693	$1,329
EBITDA	$128	$227	($1,071)	($964)

(a)           Other includes corporate general and administrative costs not allocated to the segments.

(b)          Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

Provided below is a reconciliation of EBITDA to loss before income taxes:

			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
EBITDA	$128	$227	$(1,071)	$(964)
Interest expense, net	(81)	(167)	(11)	(23)
Depreciation and amortization	(53)	(108)	(48)	(97)
Loss before income taxes	$(6)	$(48)	$(1,130)	$(1,084)

Provided below is a reconciliation of segment assets to total assets:

	June 30, 2007	December 31, 2006
Galileo	$1,864	$1,824
Orbitz Worldwide	2,042	2,053
GTA	2,049	1,935
Corporate and other	350	318
Total	$6,305	$6,130

12.   Subsequent Events

Orbitz Worldwide Initial Public Offering

On July 25, 2007, the Company’s subsidiary, Orbitz Worldwide, Inc., completed an initial public offering of 41% of its shares of common stock for net proceeds of approximately $475 million.  Also on July 25, 2007, Orbitz Worldwide entered into a new senior secured credit agreement and received net proceeds of approximately $595 million from borrowings under the term loan portion of the facility. Orbitz Worldwide used the net proceeds from the IPO and $530 million from the term loan borrowings to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company used such proceeds to repay approximately $1 billion of its long-term debt.

Sale of Subsidiary

On July 16, 2007, the Company completed the sale of a travel subsidiary located in the United Kingdom for approximately $9 million in cash.

13.   Guarantor and Non-Guarantor Condensed Financial Statements

The following unaudited condensed financial information presents the Company’s Consolidated Condensed Balance Sheet as of June 30, 2007 and December 31, 2006 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 and Statements of Cash Flows for the six months ended June 30, 2007 for: (a) Travelport Limited (‘‘the Parent Guarantor’’); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) S.a.r.l (“the Intermediate Parent Guarantor”), (c) Travelport LLC (formerly known as Travelport Inc.) (“the Issuer”), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (e) the Company and Predecessor on a Consolidated basis.

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$343	$393	$(12)	$724
Cost and expenses
Cost of revenue	—	—	—	189	121	(29)	281
Selling, general and administrative	—	—	—	60	231	17	308
Separation and restructuring charges	—	—	—	6	—	—	6
Depreciation and amortization	—	—	—	31	22	—	53
Other expense	—	—	—	—	1	—	1
Total operating expenses	—	—	—	286	375	(12)	649
Operating income	—	—	—	57	18	—	75
Interest income (expense), net	7	—	(90)	4	(2)	—	(81)
Equity in earnings (losses) of subsidiaries	(22)	(31)	65	—	—	(12)	—
Income (loss) before income taxes	(15)	(31)	(25)	61	16	(12)	(6)
Provision for income taxes	—	—	—	2	7	—	9
Net income (loss)	$(15)	$(31)	$(25)	$59	$9	$(12)	$(15)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$663	$756	$(27)	$1,392
Cost and expenses
Cost of revenue	—	—	—	296	292	(27)	561
Selling, general and administrative	—	—	—	161	412	—	573
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	66	42	—	108
Other expense	—	—	—	1	1	—	2
Total operating expenses	—	—	—	553	747	(27)	1,273
Operating income	—	—	—	110	9	—	119
Interest income (expense), net	7	—	(173)	(1)	—	—	(167)
Equity in earnings (losses) of subsidiaries	(61)	(67)	112	—	—	16	—
Income (loss) before income taxes	(54)	(67)	(61)	109	9	16	(48)
Provision for income taxes	—	—	—	3	3	—	6
Net income (loss)	$(54)	$(67)	$(61)	$106	$6	$16	$(54)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$14	$301	$—	$315
Accounts receivable	—	—	—	78	383	—	461
Deferred income taxes	—	—	—	(1)	10	—	9
Other current assets	12	—	65	39	79	—	195
Total current assets	12	—	65	130	773	—	980
Investment in subsidiary/intercompany	632	(700)	1,510	—	—	(1,442)	—
Property and equipment, net	—	—	—	381	105	—	486
Goodwill	—	—	—	1,406	770	—	2,176
Trademarks and tradenames	—	—	—	488	225	—	713
Other intangible assets, net	—	—	—	875	694	—	1,569
Deferred income taxes	—	—	—	(28)	40	—	12
Other non-current assets	139	—	65	120	45	—	369
Total assets	$783	$(700)	$1,640	$3,372	$2,652	$(1,442)	$6,305
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$—	$—	$—	$100	$325	$—	$425
Accrued expenses and other current liabilities	—	—	40	217	724	—	981
Current portion of long-term debt	—	—	22	2	—	—	24
Deferred income taxes	—	—	—	5	9	—	14
Total current liabilities	—	—	62	324	1,058	—	1,444
Long-term debt	—	—	3,546	—	—	—	3,546
Deferred income taxes	—	—	—	2	238	—	240
Tax sharing liability	—	—	—	138	—	—	138
Other non-current liabilities	—	—	—	130	24	—	154
Total liabilities	—	—	3,608	594	1,320	—	5,522
Total shareholders’ equity/intercompany	783	(700)	(1,968)	2,778	1,332	(1,442)	783
Total liabilities and shareholders’ equity	$783	$(700)	$1,640	$3,372	$2,652	$(1,442)	$6,305

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	376	—	454
Deferred income taxes	—	—	—	(2)	8	—	6
Other current assets	—	—	59	32	64	—	155
Assets held for sale	—	—	—	—	42	—	42
Total current assets	—	—	59	127	568	—	754
Investment in subsidiary/intercompany	775	(1,214)	2,327	—	—	(1,888)	—
Property and equipment, net	—	—	—	361	113	—	474
Goodwill	—	—	—	953	1,212	—	2,165
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	680	—	1,634
Deferred income taxes	—	—	—	(27)	39	—	12
Other non-current assets	—	—	125	121	138	—	384
Total assets	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	361	405	—	821
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13
Total current liabilities	—	—	77	438	651	—	1,166
Long-term debt	—	—	3,622	1	—	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	136	32	—	194
Total liabilities	—	—	3,725	700	930	—	5,355
Total shareholders’ equity/intercompany	775	(1,214)	(1,214)	2,327	1,989	$(1,888)	775
Total liabilities and shareholders’ equity	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(54)	$(67)	$(61)	$106	$6	$16	$(54)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	—	66	42	—	108
Deferred income taxes	—	—	—	2	(14)	—	(12)
Provision for bad debts	—	—	—	—	3	—	3
Amortization of debt issuance costs	—	—	10	—	—	—	10
Non-cash charges related to tax sharing liability	—	—	—	6	—	—	6
Equity based compensation	—	—	—	13	—	—	13
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	—	(6)	—	(6)
Other current assets	—	—	—	(4)	—	—	(4)
Accounts payable, accrued expenses and other current liabilities	(13)	—	45	(120)	358	—	270
Investment in subsidiaries	61	67	(112)	—	—	(16)	—
Other	—	—	—	(5)	(11)	—	(16)
Net cash provided by (used in) operating activities	(6)	—	(118)	64	378	—	318
Investing activities
Property and equipment additions	—	—	—	(48)	(16)	—	(64)
Acquisition related payments	—	—	—	(7)	—	—	(7)
Proceeds from asset sales	—	—	—	—	75	—	75
Net intercompany funding	4	—	229	(14)	(219)	—	—
Other	—	—	—	—	1	—	1
Net cash provided by (used in) investing activities	4	—	229	(69)	(159)	—	5
Financing activities
Principal payments on borrowings	—	—	(111)	—	—	—	(111)
Issuance of common stock	2	—	—	—	—	—	2
Net cash provided by (used in) financing activities	2	—	(111)	—	—	—	(109)
Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	—	—	—	(5)	223	—	218
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97
Cash and cash equivalents at end of year	$—	$—	$—	$14	$301	$—	$315

The following Combining Condensed Statements of Operations for the three and six months ended June 30, 2006 and Statements of Cash Flows for the six months ended June 30, 2006 are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for: (a) Cendant Travel Distribution Service Group, Inc. (‘‘the Parent’’); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$321	$385	$(13)	$693
Cost and expenses	—
Cost of revenue	—	110	169	2	281
Selling, general and administrative	—	118	154	(15)	257
Separation and restructuring charges	—	31	—	—	31
Depreciation and amortization	—	28	20	—	48
Impairment of intangible assets	—	975	219	—	1,194
Other expense	—	—	1	—	1
Total operating expenses	—	1,262	563	(13)	1,812
Operating loss	—	(941)	(178)	—	(1,119)
Interest expense, net	—	(7)	(4)	—	(11)
Equity in earnings of subsidiaries	(1,060)	—	—	1,060	—
Loss before income taxes	(1,060)	(948)	(182)	1,060	(1,130)
Provision (benefit) for income taxes	—	(80)	1	—	(79)
Loss from continuing operations	(1,060)	(868)	(183)	1,060	(1,051)
Loss from discontinued operations, net of tax	—	—	(3)	—	(3)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	—	(6)
Net loss	$(1,060)	$(868)	$(192)	$1,060	$(1,060)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$626	$731	$(28)	$1,329
Cost and expenses
Cost of revenue	—	238	322	(1)	559
Selling, general and administrative	—	225	309	(27)	507
Separation and restructuring charges	—	38	—	—	38
Depreciation and amortization	—	56	41	—	97
Impairment of intangible assets	—	975	219	—	1,194
Other income	—	—	(5)	—	(5)
Total operating expenses	—	1,532	886	(28)	2,390
Operating loss	—	(906)	(155)	—	(1,061)
Interest expense, net	—	(13)	(10)		(23)
Equity in earnings of subsidiaries	(1,013)	—	—	1,013	—
Loss before income taxes	(1,013)	(919)	(165)	1,013	(1,084)
Benefit for income taxes	—	(74)	(7)	—	(81)
Loss from continuing operations	(1,013)	(845)	(158)	$1,013	(1,003)
Loss from discontinued operations, net of tax	—	—	(4)	—	(4)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	—	(6)
Net loss	$(1,013)	$(845)	$(168)	$1,013	$(1,013)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
Combining Cash Flows
For the Six Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net loss	$(1,013)	$(845)	$(168)	$1,013	$(1,013)
Net income of discontinued operations	—	—	10	—	10
Loss from continuing operations	(1,013)	(845)	(158)	1,013	(1,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	56	41	—	97
Impairment of intangible assets	—	975	219	—	1,194
Deferred income taxes	—	(79)	(8)	—	(87)
Provision for bad debts	—	4	5	—	9
Gain on the sale of fixed assets	—	(6)	(1)	—	(7)
Equity based compensation	—	2	—	—	2
Net change in assets and liabilities from continuing operations:
Accounts receivable	—	4	1	—	5
Prepaid expenses and other current assets	—	75	(78)	—	(3)
Accounts payable, accrued expenses and other current liabilities	—	79	152	—	231
Investment in subsidiaries	1,013	—	—	(1,013)	—
Other	—	21	(36)	—	(15)
Net cash provided by operating activities	—	286	137	—	423
Investing activities
Property and equipment additions	—	(55)	(19)	—	(74)
Net assets acquired, net of cash acquired	—	(2)	(16)	—	(18)
Net I/C funding from parent	—	(248)	177	—	(71)
Proceeds from asset sales	—	10	(4)	—	6
Decrease in restricted cash	—	—	4	—	4
Net cash (used in) provided by investing activities	—	(295)	142	—	(153)
Financing activities
Principal payments on borrowings	—	—	(85)	—	(85)
Effect of changes in exchange rates on cash and cash equivalents	—	—	10	—	10
Net increase (decrease) in cash and cash equivalents from continuing operations	—	(9)	204	—	195
Cash used in discontinued operations
Operating activities	—	—	(5)	—	(5)
Investing activities	—	—	(1)	—	(1)
Financing activities	—	—	(3)	—	(3)
	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	—	13	75	—	88
Cash and cash equivalents at end of period	—	4	270	—	274
Less cash of discontinued operations	—	—	(8)	—	(8)
Cash and cash equivalents of continuing operations	$—	$4	$262	$—	$266

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 financial statements included in our Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended. Unless otherwise noted, all dollar amounts are in millions.

Effective January 1, 2007, the Company reorganized its operations under the following three business segments:

Galileo—Comprised of the electronic travel distribution services of Galileo that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, Galileo includes supplier services offerings, including United Airlines reservations, Global Fares and Shepherd Systems.

Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, HotelClub, RatesToGo, and our corporate travel business.

GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers, and OctopusTravel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

We continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives.  As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to acquisitions, joint ventures, divestitures and related corporate transactions.  However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction.  We also cannot predict whether any acquisitions, divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us.

RESULTS OF OPERATIONS

On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the “Acquisition”). The financial statements present our results of operations for the three and six months ended June 30, 2006 on a ‘‘Predecessor” basis (reflecting Travelport’s ownership by Avis Budget). Though the Company was formed on July 13, 2006, its operations were limited to entering into derivative transactions related to the debt that was subsequently issued, until the Acquisition.

For the purpose of this management’s discussion and analysis of our results of operations, we have compared the results of the Company for the periods in 2007 with that of the Predecessor in 2006. The results of the two periods are not necessarily comparable due to the change in basis of accounting resulting from the Company’s acquisition of the Predecessor and the change in capital structure which primarily impacts depreciation and amortization and interest expense. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization, and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of our results of operations.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

	Three Months Ended
	June 30,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$724	$693	$31	4%
Costs and expenses
Cost of revenue	281	281	—	—%
Selling, general and administrative	308	257	51	20%
Separation and restructuring charges	6	31	(25)	(81)%
Depreciation and amortization	53	48	5	10%
Impairment of intangible assets	—	1,194	(1,194)	(100)%
Other general expenses	1	1	—	—%
Total operating expenses	649	1,812	(1,163)	(64)%
Operating income (loss)	75	(1,119)	1,194	107%
Interest expense, net	(81)	(11)	(70)	*
Loss before income taxes	(6)	(1,130)	1,124	99%
Provision (benefit) for income taxes	9	(79)	88	111%
Loss from continuing operations	(15)	(1,051)	1,036	98%
Loss from discontinued operations,net of tax	—	(3)	3	100%
Loss on disposal of discontinued operations, net of tax	—	(6)	6	100%
Net loss	$(15)	$(1,060)	$1,045	99%

*                   Not meaningful

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by Blackstone, impairment of intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

Our results on a segment basis for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 are as follows:

	Three Months Ended
	June 30,				Change
			Predecessor
	2007		2006		$	%
Galileo
Net revenue	$409	(a)	$396		$13	3%
Segment EBITDA	125	(b)	(757	)(c)	882	*
Orbitz Worldwide
Net revenue	235	(d)	213		22	10%
Segment EBITDA	27	(e)	(292	)(f)	319	*
GTA
Net revenue	96		97	(g)	(1)	(1)%
Segment EBITDA	26	(h)	25	(i)	1	4%
Corporate and other(l)
EBITDA	(50	)(j)	(47	)(k)	(3)	(6)%
Intersegment Eliminations
Net revenue	(16)		(13)		(3)	23%
Combined Totals
Net revenue	$724		$693		$31	4%
EBITDA	$128		$(1,071)		$1,199	*

Provided below is a reconciliation of EBITDA to income before income taxes:

EBITDA	$128	$(1,071)
Interest expense, net	(81)	(11)
Depreciation and amortization	(53)	(48)
Loss before income taxes	$(6)	$(1,130)

*                   Not meaningful

(a)          Includes acquisition and related adjustments of $1 million.

(b)         Includes acquisition related adjustment of $1 million, $3 million of restructuring costs and $3 million of integration costs related to the potential acquisition of Worldspan.

(c)          Includes $863 million related to impairment charges.

(d)         Includes acquisition and related adjustments of $2 million.

(e)          Includes an unfavorable contract termination cost of $13 million, acquisition and related adjustments of $2 million, $2 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(f)            Includes $331 million related to impairment charges and $1 million related to the technology migration.

(g)          Includes a decrease of $2 million as a result of a sale of a subsidiary.

(h)         Includes $3 million of costs associated with the acquisition of GTA by the predecessor in 2005 and $1 million of restructuring costs.

(i)            Includes $3 million of costs associated with the acquisition of GTA, partially offset by $1 million related to the results of a sale of a subsidiary.

(j)             Includes $6 million of costs related to the initial public offering of Orbitz Worldwide, $5 million of integration costs related to the potential acquisition of Worldspan, $5 million in non-cash equity compensation, $1 million of management fees incurred under our new ownership structure and separation costs of $2 million.

(k)         Includes $20 million of costs related to the separation from AvisBudget and $11 million of restructuring costs.

(l)            Other includes corporate general and administrative costs not allocated to the segments

Net Revenue

The net revenue increase of $31 million (4%) includes a $3 million reduction to revenue due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2007.

The net revenue increase is primarily a result of incremental revenue of Orbitz Worldwide and Galileo of $22 million and $13 million, respectively, partially offset by a reduction in net revenue of GTA of $1 million and a reduction in intersegment revenue eliminations of $3 million.

Galileo net revenue increased $13 million (3%) including a $1 million reduction due to acquisition related adjustments. GDS revenue increased $11 million and other distribution revenue increased $3 million. The GDS revenue growth of $11 million (3%) resulted from a 3% growth in segments. International revenue increased $18 million (7%) due to a 3% increase in segments and a 5% increase in yield. Americas revenue decreased $7 million (6%) due to an 11% decrease in yield offset by a 4% increase in segments. The yield decline is driven by our new long term airline agreements in the U.S. signed in the third quarter of 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content. The $3 million increase (10%) in other distribution revenue is related in part to an increase in our hosting services.

Orbitz Worldwide net revenue increased $22 million, including a $2 million reduction due to acquisition related adjustments. The revenue increase is primarily a result of a 9% increase in gross bookings across our online consumer brands, including increases in Orbitz Worldwide, CheapTickets, ebookers and Flairview. The increase in gross bookings resulted in incremental non-air revenue, air booking revenue and other revenue of $10 million, $10 million and $4 million, respectively, before the impact of acquisition related adjustments. Increased air volume on Orbitz and CheapTickets and the growth in dynamic package bookings drove the domestic gross bookings increase.  The increase in gross bookings is primarily attributable to air volume and dynamic packaging growth on our Orbitz Worldwide and CheapTickets sites and strong growth internationally driven by increased air volume at ebookers and the growth in hotel volume at ebookers and Flairview Travel.

GTA net revenue decreased $1 million (1%) despite a 21% increase in total transaction value. The increase in transaction value resulted in approximately $7 million in incremental revenue which was offset by (i) a $2 million decline in revenue as a result of the sale of a subsidiary in the second quarter of 2007, (ii) a $6 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement and (iii) lower margins on sales as a result of an increase in sales to small travel groups, which typically yield lower margins.

Cost of Revenue

Cost of revenue remained constant, reflecting an increase in Orbitz Worldwide of $9 million (17%), partially offset by decreases within the Galileo and GTA segments of $3 million (1%) and $3 million (11%), respectively, and  incremental intersegment cost of revenue eliminations of $3 million.

Galileo cost of revenue decreased $3 million (1%), resulting from a $8 million (6%) increase in support payments and commissions offset by a $11 million decrease in telecom and technology costs. The $8 million increase in support payments and commissions is due to an increase in worldwide air booking fees partially offset by increases in opt-in fees as a result of the Galileo Content Continuity program which was introduced in the third quarter of 2006.

Orbitz Worldwide cost of revenue increased $9 million, primarily as a result of an 9% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer services costs.

GTA cost of revenue decreased $3 million primarily as a result of (i) a $5 million reduction in commissions expense due in part to the termination of a white-label agreement, offset in part by (ii) $2 million of incremental commissions incurred to support our increase in total transaction value.

Selling, General and Administrative Expenses (SG&A)

The SG&A increase of $51 million (20%) includes increases within our Orbitz Worldwide and GTA segments of $25 million (43%) and $1 million (2%), respectively, and Corporate and other cost centers of $32 million, partially offset by decreases within our Galileo segment of $7 million (10%).

Galileo SG&A decreased $7 million (10%) primarily as a result of savings in wages and benefits of $8 million realized in connection with the ongoing cost saving initiatives.

Orbitz Worldwide SG&A increased $25 million, primarily as a result of $15 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz and Flairview brands and $13 million in fees incurred related to the termination of an unfavorable vendor contract.

GTA SG&A increased $1 million primarily as a result of additional administrative costs incurred to support the business, partially offset by cost reductions realized in the second quarter of 2007 as a result of restructuring, including actions taken at OctopusTravel and savings as a result of the sale of a subsidiary.

Corporate and unallocated SG&A increased $32 million primarily as a result of  (i) $6 million of costs incurred for the Orbitz Worldwide IPO, (ii) a $5 million increase in expenses as a result of foreign exchange remeasurements, net of the impact of our hedging programs, (iii) $5 million of costs associated with the Worldspan integration efforts, (iv) $5 million of incremental non-cash equity-based compensation and (v) $6 million in incremental administrative costs incurred related to discretionary bonus cost as a result of over performance.

Separation and Restructuring Charges

Separation and restructuring charges decreased $25 million as a result of a decrease of $18 million in separation costs and a decrease of $7 million in restructuring charges. We incurred separation costs of $2 million during the three months ended June 30, 2007, primarily related to wages and benefits, as compared to $20 million of separation costs for the three months ended June 30, 2006, which consisted of $3 million in restricted stock compensation, $9 million of severance and $8 million of other expenses related to the separation plan.

During the second quarter of 2006, we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. We recorded charges of $11 million for the three months ended June 30, 2006 related to these actions, all within Corporate and unallocated. Subsequent to the Acquisition, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2007, for which we recorded $4 million of charges during the three months ended June 30, 2007, primarily within our Galileo segment.

Impairment Charges

As a result of the Acquisition, the Predecessor recorded a non-cash impairment charge in the second quarter of 2006 of $1,194 million, of which $331 million was recorded within Orbitz Worldwide and $863 million was recorded within Galileo.

Depreciation and Amortization

Depreciation and amortization expense increased $5 million (10%) due to $19 million of incremental amortization expense as a result of the allocation of fair value of our definite-lived intangible assets as a result of the Acquisition, offset by a decrease of $14 million in depreciation expense due primarily to the determination of the useful lives of certain technology assets that were recorded at the time of the Acquisition.

Interest Expense

Interest expense increased $70 million primarily as a result of the interest expense on our debt issuances used to finance the Acquisition. Interest expense related to this debt was $86 million for the three months ended June 30, 2007, including $5 million in amortization of deferred financing fees. These amounts were offset by $5 million of interest income earned in 2007. The $11 million of interest incurred in 2006 primarily related to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget. This debt was repaid at the time of the Acquisition.

Provision (Benefit) for Income Taxes

We incurred income tax expense of $9 million for the three months ended June 30, 2007 primarily as a result of operating losses for which we recorded no tax benefit.  We recorded an income tax benefit of $79 million for the three months ended June 30, 2006 due to a one-time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction, and a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

	Six Months Ended
	June 30,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$1,392	$1,329	$63	5%
Costs and expenses
Cost of revenue	561	559	2	—%
Selling, general and administrative	573	507	66	13%
Separation and restructuring charges	29	38	(9)	(24)%
Depreciation and amortization	108	97	11	11%
Impairment of intangible assets	—	1,194	(1,194)	(100)%
Other general expenses (income)	2	(5)	7	140%
Total operating expenses	1,273	2,390	(1,117)	(47)%
Operating income (loss)	119	(1,061)	1,180	111%
Interest expense, net	(167)	(23)	(144)	*
Loss before income taxes	(48)	(1,084)	1,036	96%
Provision (benefit) for income taxes	6	(81)	87	107%
Loss from continuing operations	(54)	(1,003)	949	95%
Loss from discontinued operations,net of tax	—	(4)	4	100%
Loss on disposal of discontinued operations, net of tax	—	(6)	6	100%
Net loss	$(54)	$(1,013)	$959	95%

*                    Not meaningful.

The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

Our results on a segment basis for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 are as follows:

	Six Months Ended
	June 30,				Change
			Predecessor
	2007		2006		$	%
Galileo
Net revenue	$823	(a)	$799		$24	3%
Segment EBITDA	242	(b)	(625	)(c)	867	*
Orbitz Worldwide
Net revenue	442	(d)	398		44	11%
Segment EBITDA	44	(e)	(277	)(f)	321	*
GTA
Net revenue	160	(g)	159	(h)	1	1%
Segment EBITDA	26	(i)	17	(j)	9	53%
Corporate and other(m)
EBITDA	(85	)(k)	(79	)(l)	(6)	(8)%
Intersegment Eliminations
Net revenue	(33)		(27)		(6)	(22)%
Combined Totals
Net revenue	$1,392		$1,329		$63	5%
EBITDA	$227		$(964)		$1,191	*

Provided be is a reconciliation of EBITDA to income before income taxes:

EBITDA	$227	$(964)
Interest expense, net	(167)	(23)
Depreciation and amortization	(108)	(97)
Loss before income taxes	$(48)	$(1,084)

*                   Not meaningful.

(a)          Includes acquisition and related adjustments of $3 million.

(b)         Includes acquisition and related adjustments of $3 million, $22 million of restructuring costs and $3 million of integration costs related to the potential acquisition of Worldspan.

(c)          Includes $5 million of net gains realized primarily on the sale of a facility.

(d)         Includes acquisition and related adjustments of $8 million.

(e)          Includes a one-time unfavorable contract termination cost of $13 million, acquisition and related adjustments of $8 million, $1 million of restructuring costs and $5 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(f)            Includes $2 million of integration costs and $5 million related to the technology migration.

(g)          Includes acquisition and related adjustments of $2 million.

(h)         Includes a decrease of $2 million as a result of a sale of a subsidiary.

(i)            Includes acquisition and related adjustments of $2 million and $6 million of costs associated with the acquisition of GTA by the predecessor in 2005 and $1 million of restructuring costs.

(j)             Includes $6 million of costs associated with the acquisition of GTA and $1 million integration costs.

(k)         Includes $9 million of costs related to the initial public offering of Orbitz Worldwide, $8 million of integration costs related to the potential acquisition of Worldspan, $8 million in non-cash equity compensation, $3 million of management fees incurred under our new ownership structure, separation costs of $4 million and $1 million of restructuring costs.

(l)            Includes $27 million of costs related to the separation from AvisBudget and $11 million of restructuring costs and administrative costs related to the realignment of our segments.

(m)     Other includes corporate general and administrative costs not allocated to the segments.

Net Revenue

The net revenue increase of $63 million (5%) includes a $19 million reduction to revenue due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2007 as a reduction to net revenue and segment EBITDA within our Orbtiz Worldwide, Galileo and GTA segments of $14 million, $3 million and $2 million, respectively.

Excluding acquisition related adjustments, net revenue increased $82 million (6%) as a result of incremental revenue of Orbitz Worldwide, Galileo and GTA of $58 million (16%), $27 million (3%) and $3 million (2%), respectively, including incremental intersegment revenue eliminations of $6 million.

Galileo net revenue increased $24 million (3%), including a $3 million reduction of revenue due to acquisition related adjustments. GDS revenue increased $20 million and other distribution revenue increased $7 million. The GDS revenue growth of $20 million (3%) resulted from a 3% growth in segments. International revenue increased $36 million (7%) due to a 3% increase in segments and a 5% increase in yield. Americas revenue decreased $16 million (6%) due to a 11% decrease in yield offset by a 3% increase in segments. The yield decline is driven by our new long term airline agreements signed in the third quarter of 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content. The $7 million increase (12%) in other distribution revenue is related in part to a $4 million increase in our hosting agreement with United Airlines.

Orbitz Worldwide net revenue increased $44 million, including acquisition related adjustments of $14 million, as a result of a 15% increase in gross bookings across our online consumer brands, including increases in Orbitz Worldwide, CheapTickets, ebookers and Flairview. The increase in gross bookings resulted in incremental non-air revenue, air booking revenue and other revenue of $27 million, $24 million and $7 million, respectively, before the impact of acquisition related adjustments. Increased air volume on Orbitz and CheapTickets and the growth in dynamic package bookings drove the domestic gross bookings increase. We believe the increase in gross bookings is attributable to air volume and dynamic packaging growth on our Orbitz and CheapTickets sites and strong growth internationally driven by increased air volume at ebookers and the growth in hotel volume at ebookers and Flairview Travel.

GTA net revenue increased $1 million, including acquisition related adjustments of $2 million, primarily as a result of 21% increase in total transaction value. The increase in transaction value resulted in approximately $15 million in incremental revenue which was offset in part by (i) the absence in 2007 of a one-time $2 million benefit realized in 2006 revenue related to our estimated cost of travel products sold, (ii) a $2 million decline in revenue as a result of the sale of a subsidiary in the second quarter of 2007, (iii) a $9 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement and (iv) lower margin on sales as a result of an increase in sales to small travel groups, which typically yield lower margins.

Cost of Revenue

The cost of revenue increase of $2 million is primarily due to an increase in Orbitz Worldwide of $20 million (19%), partially offset by decreases within our Galileo and GTA segments of $5 million (1%) and $8 million (17%), respectively, and incremental intersegment cost of revenue eliminations of $5 million.

Galileo cost of revenue decreased $5 million (1%), resulting from a $14 million (5%) increase in support payments and commissions offset by a $19 million decrease in telecommunications and technology costs. The $14 million increase in inducements and support payments to travel agencies to support our increase in worldwide air booking volumes fees partially offset by increases in opt-in fees as a result of the Galileo Content Continuity program which was introduced in the third quarter of 2006. Telecommunications and technology savings cost reductions reflect the ongoing restructuring actions.

Orbitz Worldwide cost of revenue increased $20 million, primarily as a result of the 14% increase in gross bookings and $5 million of incremental costs related to the migration of technology to a single platform across all the consumer brands. The increase in transaction volume resulted in increased costs associated with credit card processing and customer services costs.

GTA cost of revenue decreased $8 million primarily as a result of a reduction in commissions expense as a result of the termination of a white label agreement.

Selling, General and Administrative Expenses (SG&A)

The SG&A increase of $66 million (13%) includes an increase of $33 million (14%) within Orbitz Worldwide, partially offset by decreases within Galileo and GTA of $4 million (3%) and $1 million (3%), respectively. We also incurred $38 million of additional expenses within Corporate and unallocated.

There was a $4 million (3%) decrease in Galileo SG&A reflecting savings in wages and benefits of $12 million, partially offset by increases of $8 million which primarily relates to the weakening of the U.S. dollar and various other operating expenses incurred to support the development in the business. The $12 million of lower wages and benefits was primarily the result of ongoing cost saving initiatives.

Orbitz Worldwide SG&A increased $33 million, reflecting $28 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz Worldwide and Flairview Travel brands, $13 million in fees incurred related to the termination of an unfavorable vendor contract in the second quarter of 2007, partially offset by an $8 million decrease in general and administrative expenses due in part to $4 million of expense saving realized during 2007 as a result of ongoing restructuring actions.

GTA SG&A decreased $1 million primarily as a result of cost reductions realized in the second quarter of 2007 as a result of restructuring, including actions taken at Octopus Travel and from the sale of a subsidiary.

Corporate and unallocated SG&A increased $38 million primarily as a result of (i) $8 million of incremental costs associated with the Worldspan integration, (ii) $9 million of incremental costs related to the Orbitz Worldwide IPO, (iii) $8 million of incremental non-cash equity-based compensation and (iv) $13 million of additional expenses, primarily related to discretionary bonus costs as a result of over performance.

Separation and Restructuring Charges

Separation and restructuring cost decreased $9 million primarily as a result of a $23 million decrease in separation costs, partially offset by $14 million of incremental restructuring charges.

During the second quarter of 2006, we incurred $11 million in restructuring charges as we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities.  Subsequent to the Acquisition, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2007 and have incurred $25 million in additional charges during 2007. Approximately $22 million, $1 million and $1 million of the restructuring costs have been recorded within the Galileo, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million is recorded within Corporate and unallocated.

The increase in restructuring charges was offset by a decrease in separation costs of $23 million. Separation costs of $4 million for the six months ended June 30, 2007 consist of $2 million in employee retention and bonus plans as well as $2 million in professional and other fees related to the separation plan as compared to $27 million for the six months ended June 30, 2006, consisting of $14 million in employee severance and benefits, $3 million in restricted stock expense and $10 million in professional fess related to the separation plan. All separation charges are included within Corporate and unallocated.

Impairment Charges

As a result of the Acquisition, the Predecessor recorded a non-cash impairment charge in the second quarter of 2006 of $1,194 million, of which $331 million was recorded within Orbitz Worldwide and $863 million was recorded within Galileo.

Other General Expense (Income)

Other general expense (income) decreased $7 million primarily due to a one time benefit of $6 million in 2006 relating to a gain on the sale of a facility and a $1 million loss on sale of assets in 2007.

Depreciation and Amortization

Depreciation and amortization increased $11 million (11%) due to a $39 million incremental amortization expense as a result of the allocation of fair value of our definite-lived intangible assets as result of the Acquisition, offset by a decrease of $28 million of depreciation expense due to the determination of the useful lives of certain technology assets that were recorded at the time of the Acquisition.

Interest Expense

Interest expense increased $144 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition. Interest expense related to this debt was $176 million, including $10 million in amortization of deferred financing fees. These amounts were offset by $23 million of interest incurred in 2006, primarily relating to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget.

Provision (Benefit) for Income Taxes

We have an income tax provision of $6 million for the six months ended June 30, 2007 primarily as a result of operating losses for which we recorded no tax benefit. We recorded an income tax benefit of $81 million for the six months ended June 30, 2006 due to a one time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction, a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments of debt issuances. As of June 30, 2007, our financing needs were supported by $232 million of available capacity in our credit facilities.

Cash Flows

At June 30, 2007, we had $315 million of cash and cash equivalents, an increase of $218 million as compared to December 31, 2006. The following table summarizes the changes to our cash flows from continuing operations:

	Six Months Ended June 30,		Change
	2007	2006	$
Cash provided by (used in):
Operating activities	$318	$423	($105)
Investing activities	5	(153)	158
Financing activities	(109)	(85)	(24)
Effects of exchange rate changes	4	10	(6)
Net change in cash and cash equivalents	$218	$195	$23

Operating Activities.   For the six months ended June 30, 2007, our cash provided by operations was $318 million, a decrease of $105 million as compared to the six months ended June 30, 2006. The decrease primarily represented an increase in cash interest paid of $145 million, partially offset by approximately $40 million of incremental cash generated as a result of incremental cash operating results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 and changes in working capital accounts.

Investing Activities.   Our cash flow provided by investing activities for the six months ended June 30, 2007 was $5 million compared to cash used of $153 million for the six months ended June 30, 2006, an increase of $158 million. The increase in cash provided by investing activities is primarily the result of the incremental cash generated from the sale of assets of $69 million, plus lower capital expenditures of $10 million, a decrease of $11 million in cash used for acquisition related payments and the impact of cash used in 2006 for intercompany funding to Avis Budget of $71 million.

Financing Activities.   Our cash used in financing activities during 2007 was $109 million versus $85 million for the six months ended June 30, 2006. The increased use in cash is related to the discretionary $100 million and $11 million of required principal payments made on our long-term debt in 2007 compared to $85 million of principal payments made on our long term debt in 2006 associated with the repatriation of foreign earnings to Avis Budget.

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

Borrowings under the U.S. term loan facility bear interest at LIBOR plus 2.5% with respect to the dollar-denominated facility, and EURIBOR plus 2.5% with respect to the Euro-denominated facility. Borrowings under the $275 million revolving credit facility bear interest at LIBOR plus 2.75%. Under the $125 million synthetic letter of credit facility, we must pay a facility fee equal to the applicable margin under the U.S. term loan facility on the amount on deposit. At June 30, 2007, there were no borrowings outstanding under the revolving credit facility and we had letter of credit issuances of approximately $43 million and $125 million outstanding under our revolving credit facility and the synthetic letter of credit facility, respectively.

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

On May 7, 2007, we made a discretionary $100 million payment on our term loan facility. On July 25, 2007, we used the proceeds from the Orbitz Worldwide IPO, the repayment by Orbitz Worldwide of intercompany debt owed to Travelport and the dividend from Orbitz Worldwide to Travelport to further pay down approximately $1 billion of indebtedness outstanding under our term loan facility.

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

Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-U.S. operations of Travelport, guarantee the notes. These entities are more restricted than Travelport LLC and the guarantors in their ability to incur indebtedness. See ‘‘Description of Senior Notes—Certain Covenants’’ and ‘‘Description of Senior Subordinated Notes—Certain Covenants’’ in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended.

Proposed Worldspan Acquisition

The proposed acquisition of Worldspan is expected to be funded with an additional $1,040 million of senior secured term loans. In addition, our senior secured revolving credit facility would increase by $25 million, as would our synthetic letter of credit facility. We expect this transaction to be completed during the third quarter of 2007.

As part of Worldspan’s recapitalization in December 2006, the Company loaned $125 million to Worldspan in exchange for a payment in kind (PIK) note which we funded through cash on hand.  In addition, one of our parent companies also loaned Worldspan $125 million in exchange for a PIK note, which was funded by a $125 million equity contribution by investment funds affiliated with OEP TP, Ltd.  The PIK notes become due and payable upon a change in control of Worldspan, including consummation of the acquisition by Travelport.

Orbitz Worldwide Initial Public Offering

On July 25, 2007, we sold, through an initial public offering of common stock, 41% of our ownership interest in Orbitz Worldwide, Inc., our wholly owned subsidiary, and netted proceeds of approximately $475 million. Also on July 25, 2007, Orbitz Worldwide entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan and a six-year senior secured revolving credit facility that provides for borrowings up to $85 million. Orbitz Worldwide used approximately $530 million of the net proceeds from the term loan borrowings to repay indebtedness it owed to Travelport and to pay a dividend to Travelport. We used the net proceeds from the IPO, the repayment of intercompany debt and the dividend to pay down approximately $1 billion outstanding under our term loan facility.

Other

Bastion Surety, a joint venture with Orbis Capital Limited, is a bond provider on behalf of travel agencies and tour operators in the United Kingdom. It is authorized and regulated by the UK Financial Services Authority to provide bonding insurance in the United Kingdom, Belgium, France, Ireland and the Netherlands as an alternative to cash and bank bonds to protect consumers in the event of business failure of a travel agent or tour operator. From time to time, travel agents and/or tour operators fail, requiring a draw down on these bonds, which can result in the loss of the amount of the bond provided on behalf of such travel agent or tour operator. The total bonds outstanding as of June 30, 2007 were approximately $99 million. We were notified of potential defaults on bonds totaling approximately $6 million during 2006 and approximately $1 million in 2007. The majority of bonds have an expiration date during 2007, and we are issuing only limited bonds at this time. While we endeavor to only issue bonds after appropriate credit diligence on the travel agent or tour operator, we can provide no assurance that such agents or operators will not ultimately default on their bond obligations to Travelport.

Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at June 30, 2007 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Contractual Obligations

Our future contractual obligations have not changed significantly from the amounts reported within our 2006 financial statements included in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended. Any changes to our obligations related to our indebtedness are presented above within the section entitled “Debt and Financing Arrangements.”

Accounting Policies

Item 3.                        Quantitative And Qualitative Disclosures About Market Risks

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material changes from the description of our legal proceedings disclosed in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended.

Item 1A.                Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended.

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

TRAVELPORT LIMITED
Date: August 14, 2007	/s/ MICHAEL E. RESCOE
Michael E. Rescoe
Executive Vice President and Chief Financial Officer
Date: August 14, 2007	/s/ WILLIAM J. SEVERANCE
William J. Severance
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2

Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1

Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, as further amended and restated on May 23, 2007, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 30, 2007 (dated May 23, 2007)).

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