Form 10-Q
period 2007-09-30
Travelport LTD
filed 2007-11-14
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-141714

Travelport Limited
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0505100 (I.R.S. Employer Identification Number)
400 Interpace Parkway Building A Parsippany, NJ 07054 (Address of principal executive offices, including zip code)
(973) 939-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer  ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 14, 2007, there were 12,000 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

        The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "should," "will" and "would" or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our manufacturing processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information or state other "forward-looking" information. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

  •
  our substantial indebtedness;

  •
  our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

  •
  interest rate movements;

  •
  ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

  •
  factors affecting the level of travel activity, particularly air travel volume, including security concerns, natural disasters and other disruptions;

  •
  general economic and business conditions in the markets in which we operate;

  •
  pricing, regulatory and other trends in the travel industry;

  •
  risks associated with doing business in multiple international jurisdictions and in multiple currencies;

  •
  maintenance and protection of our information technology and intellectual property;

  •
  acquisition opportunities and our ability to successfully integrate acquired businesses and realize anticipated benefits of such acquisitions, including the Worldspan acquisition;

  •
  financing plans and access to adequate capital on favorable terms; and

  •
  our ability to achieve anticipated cost savings and synergies from the Worldspan acquisition.

        We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors," as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007		July 1, 2006 through August 22, 2006
Net revenue	$761	$246	$382

Costs and expenses
Cost of revenue	296	123	158
Selling, general and administrative	299	95	147
Separation and restructuring charges	—	12	54
Depreciation and amortization	69	27	28
Impairment of intangible assets	—	—	1,182
Other income, net	—	—	(2)

Total costs and expenses	664	257	1,567

Operating income (loss)	97	(11)	(1,185)
Interest expense	(113)	(50)	(16)
Other expense, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(17)	(61)	(1,202)
Benefit (provision) for income taxes	(25)	(7)	34
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(41)	(68)	(1,168)
Loss from discontinued operations, net of tax	—	(2)	(2)

Net loss	$(41)	$(70)	$(1,170)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Net revenue	$2,153	$246	$1,711

Costs and expenses
Cost of revenue	857	123	717
Selling, general and administrative	872	95	654
Separation and restructuring charges	29	12	92
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,376
Other income, net	2	—	(7)

Total costs and expenses	1,937	257	3,957

Operating income (loss)	216	(11)	(2,246)
Interest expense	(280)	(50)	(39)
Other expense, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(65)	(61)	(2,286)
Benefit (provision) for income taxes	(31)	(7)	115
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(95)	(68)	(2,171)
Loss from discontinued operations, net of tax	—	(2)	(6)
Loss on disposal of discontinued operations, net of tax	—	—	(6)

Net loss	$(95)	$(70)	$(2,183)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(Unaudited)
(in millions, except share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$376	$97
Accounts receivable (net of allowance for doubtful accounts of $39 and $27)	590	454
Deferred income taxes	7	6
Other current assets	294	155
Assets held for sale	—	42

Total current assets	1,267	754
Property and equipment, net	654	474
Goodwill	2,993	2,165
Trademarks and tradenames	827	707
Other intangible assets, net	1,824	1,634
Deferred income taxes	3	12
Other non-current assets	246	384

Total assets	$7,814	$6,130

Liabilities and shareholder's equity
Current liabilities:
Accounts payable	$407	$308
Accrued expenses and other current liabilities	1,000	821
Current portion of long-term debt	30	24
Deferred income taxes	14	13

Total current liabilities	1,451	1,166
Long-term debt	4,326	3,623
Deferred income taxes	287	247
Tax sharing liability	130	125
Other non-current liabilities	192	194

Total liabilities	6,386	5,355

Commitments and contingencies (Note 10)
Minority interest in consolidated subsidiaries	296	—
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,248	908
Accumulated deficit	(240)	(144)
Accumulated other comprehensive loss	124	11

Total shareholder's equity	1,132	775

Total liabilities and shareholders' equity	$7,814	$6,130

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in millions)

			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Operating activities of continuing operations
Net loss	$(95)	$(70)	$(2,183)
Loss from discontinued operations	—	2	12

Loss from continuing operations	(95)	(68)	(2,171)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,376
Deferred income taxes	(1)	—	(111)
Provision for bad debts	5	1	9
Gain on sale of property	—	—	(9)
Amortization of debt issuance costs	34	13	—
Non-cash charges related to tax sharing liability	11	1	14
Equity based compensation	23	—	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(72)	11	(88)
Other current assets	(23)	12	8
Accounts payable, accrued expenses and other current liabilities	214	129	150
Other	(30)	5	(30)

Net cash provided by operating activities of continuing operations	243	131	273

Investing activities of continuing operations
Property and equipment additions	(82)	(18)	(102)
Businesses acquired, net of cash and acquisition related payments	(1,058)	(4,110)	(20)
Net intercompany funding with Avis Budget	—	—	199
Proceeds from asset sales	55	—	10
Net intercompany funding from Parent affiliate	—	174	—
Other	(25)	—	(5)

Net cash (used in) provided by investing activities of continuing operations	(1,110)	(3,954)	82

Financing activities of continuing operations
Proceeds from borrowings	1,640	3,603	1,900
Principal payments on borrowings	(1,091)	(1,783)	(467)
Repayment from (advance to) Avis Budget	—	1,783	(1,783)
Issuance of common stock	5	900	—
Proceeds from Orbitz Worldwide IPO	477	—	—
Contribution of PIK note from Parent	135	—	—
Payment for settlement of tax sharing liability	—	—	(32)
Debt issuance costs	(25)	(105)	—

Net cash provided by (used in) financing activities of continuing operations	1,141	4,398	(382)

Effect of changes in exchange rates on cash and cash equivalents	5	—	8

Net increase (decrease) in cash and cash equivalents from continuing operations	279	575	(19)

Cash used in discontinued operations
Operating activities	—	(1)	(10)
Financing activities	—	—	5

	—	(1)	(5)

Cash and cash equivalents at beginning of period	97	—	93
Cash and cash equivalents at end of period	376	574	69
Less cash of discontinued operations	—	—	—

Cash and cash equivalents of continuing operations	$376	$574	$69

Supplemental disclosure of cash flow information
Interest payments	$272	$31	$25
Income tax payments, net	$18	$1	$19
Non-cash forgivement of debt	$—	$—	$916

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2006	$—	$908	$(144)	$11	$775
Cumulative effect of change in accounting principle—FIN 48, net of tax	—	—	(1)	—	(1)

Balance as of January 1, 2007	—	908	(145)	11	774
Issuance of common stock	—	5	—	—	5
Equity-based compensation	—	11	—	—	11
Contribution of PIK note from Parent	—	135	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	189	—	—	189
Comprehensive loss:
Net loss	—	—	(95)	—	—
Currency translation adjustment, net of tax	—	—	—	124
Unrealized loss on cash flow hedges, net of tax	—	—	—	(11)
Unrealized loss on investment, net of tax	—	—	—	—
Total comprehensive loss	—	—	—	—	18

Balance as of September 30, 2007	$—	$1,248	$(240)	$124	$1,132

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

1. Basis of Presentation

        Travelport Limited (hereafter the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest travel conglomerates. It operates two primary businesses—a global distribution system (GDS), which comprises the Galileo and Worldspan businesses; and Gullivers Travel Associates, a wholesaler of travel content ("GTA"); and, as of September 30, 2007, owns a controlling interest in Orbitz Worldwide, Inc., an online travel company ("Orbitz Worldwide"). (See Note 14—Subsequent Events, for discussion of the Company's stake in Orbitz Worldwide).The Company has approximately 7,500 employees and operates in 145 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California and One Equity Partners of New York.

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the "Acquisition"). Prior to the Acquisition, the Company's operations were limited to the formation of the Company and entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget are considered a predecessor company (the "Predecessor") to Travelport. The financial statements as of December 31, 2006 and as of and for the three and nine month period ended September 30, 2007 and for the period July 13, 2006 (Formation date) to September 30, 2006 include the financial condition, results of operations and cash flows for Travelport on a successor basis, reflecting the impact of the Acquisition purchase price allocation. The financial statements for periods prior to August 23, 2006 include the financial condition, results of operations and cash flows for the Travelport businesses of Cendant Corporation ("Cendant") on a predecessor basis, reflecting the historical carrying values of the Travelport businesses of Cendant.

        In July 2007, Orbitz Worldwide completed the initial public offering of approximately 41% of its shares of common stock.

        In August 2007, Travelport completed the acquisition of Worldspan Technologies, Inc. ("Worldspan"). See Note 5, Acquisition, for further information.

Business Description

        Effective January 1, 2007, the Company reorganized its operations under the following three business segments:

        GDS—Comprised of the electronic travel distribution services of Galileo, and as of August 2007, of Worldspan. Our GDS connects travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, our GDS includes supplier services offerings, including airline reservations and hosting, Global Fares and Shepherd Systems.

        Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, HotelClub, RatesToGo, and Orbitz Worldwide's corporate travel businesses.

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services; TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers; and OctopusTravel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

2. Cumulative Effect of Change in Accounting Principle—FIN 48

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $23 million at September 30, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $15 million. The interest on such liability for the period subsequent to the Acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning accumulated deficit balance.

        Under the terms of the purchase agreement relating to the Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the Acquisition, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, which consists of separate state returns and non-U.S. returns. U.S. Federal and state combined and unitary tax returns as applicable in the post-Acquisition period. The Company, together with its domestic subsidiaries, files a consolidated income tax return for Federal income tax purposes. During the first quarter of 2007, the Company implemented a series of transactions that led to the creation of two U.S. consolidated income tax groups, one for the GDS and GTA businesses and one for the Orbitz Worldwide business. With limited exceptions, the Company is no longer subject to U.S. Federal income tax, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2001.

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects no material change for the next 12 months as a result of adopting FIN 48. The Company anticipates making payments of approximately $5 million with respect to tax assessments within the next 12 months.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Additions due to purchase accounting related to the Acquisition	$14
Additions due to adoption of FIN 48	1

Balance at January 1, 2007	15
Additions to the tax provision during 2007	3
Additions due to purchase accounting related to Worldspan	5

Balance at September 30, 2007	$23

        The balance at September 30, 2007 includes no amount for tax positions for which the ultimate deductibility is highly certain but for which great uncertainty as to the timing of such deductions exists.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million for purposes of increasing its unrecognized tax benefits, including interest and penalties, during 2007.

3. Income Taxes

        The Company's income tax expense has been computed based on the projected effective tax for the year. During the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $25 million and $31 million, respectively. The income tax expense for the three and nine months ended September 30, 2007 is primarily due to a one-time non-cash adjustment of a valuation allowance as a result of the Orbitz Worldwide Initial public offering, a one-time non-cash tax benefit due to a United Kingdom tax law change, and taxes in certain foreign jurisdictions which could not be offset with losses in the U.S.

        For period January 1, 2006 to August 22, 2006, the Predecessor recorded a tax benefit of $115 million. During this period, the effective tax rate was significantly impacted by (i) the impairment, as the majority of the impairment related to non-deductible goodwill, (ii) costs associated with the separation from Avis Budget, as these costs were generally incurred in the United States, (iii) a favorable tax ruling received in a foreign jurisdiction, and (iv) the impact of an increase in the Predecessor state tax rate which had the impact of increasing the Predecessor deferred tax assets, which resulted in a benefit to the effective tax rate. The income tax benefits recorded on the impairment, separation costs, foreign tax ruling and state tax impact on deferred taxes were approximately $87 million, $30 million, $9 million and $21 million, respectively. Excluding these items, the effective tax rate for the period January 1, 2006 to August 22, 2006 was 19%, reflecting the impact of earnings taxed in foreign jurisdictions at a lower rate.

        For the period July 13, 2006 to September 30, 2006, the Company recorded tax expense of $7 million. This primarily related to foreign taxes as well as a valuation allowance on certain deferred tax assets recorded during the period, as it was determined that it is more likely than not that such assets will not be realized.

        For the period July 1, 2006 to August 22, 2006, the Predecessor recorded a tax benefit of $34 million. During this period, the effective tax rate was significantly impacted by (i) the impairment, (ii) costs associated with the separation from Cendant, as these were generally incurred in the United States and (iii) an increase in the Predecessor state tax rate which had the impact of increasing the Predecessor's deferred tax assets, which resulted in a benefit to the effective tax rate. The income tax benefits recorded on the impairment, separation costs and state tax impact on deferred taxes were approximately $4 million, $20 million and $21 million, respectively.

4. Discontinued Operations

        During 2006, the Predecessor formalized a plan to dispose of a subsidiary engaged in wholesale travel operations in the United Kingdom. The Company completed the sale of this subsidiary in December 2006.

        Summarized statement of operations data for discontinued operations is as follows:

		Predecessor
	July 13, 2006 (Formation Date) through September 30, 2006
		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
Net revenue	$1	$2	$10
Loss before income taxes	(2)	(2)	(8)
Benefit for income taxes	—	—	2

Loss from discontinued operations net of tax	$(2)	$(2)	$(6)

Loss on disposal of discontinued operations, net of tax	$—	$—	$(6)

Assets Held for Sale

        During 2007, the Company completed a sale and leaseback of a GTA facility located in the United Kingdom. The Company received approximately $50 million for the sale of the facility and deferred recognition of a $2 million gain over the life of the lease.

5. Acquisition

        On August 21, 2007, the Company acquired 100% of Worldspan Technologies Inc. ("Worldspan"). Worldspan is a provider of electronic distribution of travel information services serving customers in more than 60 countries worldwide. Management believes the acquisition will enable the Company to succeed in an increasingly competitive industry by increasing the Company's scale, network of travel brands, content and service offerings. The Company paid approximately $1.3 billion in cash and other consideration, including the application of $135 million of outstanding PIK loan principal and interest. Travelport entities provided loans to Worldspan during 2006, which were classified in other non-current assets on the Company's consolidated balance sheet at December 31, 2006.

        The preliminary allocation of the purchase price is summarized as follows:

Cash consideration	$1,104
Application of PIK loan	135
Transaction costs and expenses	34

Total purchase price	1,273
Less: Historical value of tangible assets acquired in excess of liabilities assumed	268
Less: Fair value adjustments	224

Goodwill	$781

        As of September 30, 2007 the purchase price allocation is preliminary, and could change materially in subsequent periods. The Company expects to complete the purchase price allocation by September 30, 2008.

Proforma Financial Information

        The following unaudited pro forma data for the Company's significant acquisition of Worldspan includes the results of operations as if the acquisition had been consummated as of January 1, 2007. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Nine Months Ended September 30, 2007
	Historical as Reported	Adjustments	Proforma
Net revenue	$2,153	$454	$2,607
Income (loss) from continuing operations before income taxes and minority interest	(65)	4	(61)
Net income (loss)	$(95)	$(1)	$(96)
	Combined Nine Months Ended September 30, 2006
		Predecessor
	July 13, 2006 (Formation Date) through September 30, 2006
		January 1, 2006 through August 22, 2006
	Historical as Reported	Historical as Reported	Adjustments	Proforma
Net revenue	$246	$1,711	$696	$2,653
Income (loss) from continuing operations before income taxes and minority interest	(61)	(2,286)	52	(2,295)
Net income (loss)	$(70)	$(2,183)	$23	$(2,230)

6. Intangible Assets

        Intangible assets consisted of:

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,993			$2,165

Trademarks and tradenames	$827			$707

Amortizable Intangible Assets
Customer relationships	$1,915	$143	$1,772	$1,608	$44	$1,564
Vendor relationships and other	56	4	52	71	1	70

	$1,971	$147	$1,824	$1,679	$45	$1,634

        The changes in the carrying amounts of goodwill for the Company between December 31, 2006 and September 30, 2007 are as follows:

	Balance as of December 31, 2006	Adjustments to Goodwill Acquired in 2006	Goodwill Acquired in 2007	Foreign Exchange	Balance as of September 30, 2007
Orbitz Worldwide	$1,242	$(26)	$—	$5	$1,221
GTA	741	6	—	58	805
GDS	182	4	781	—	967

	$2,165	$(16)	$781	$63	$2,993

        The adjustments to goodwill that were recorded during the nine months ended September 30, 2007 represent a refinement of estimates based on additional information received by the Company subsequent to December 31, 2006. Amortization expense relating to all intangible assets was as follows:

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
Customer relations	$32	$95	$13	$12	$28
Vendor relationships and other	4	4	—	—	3

Total	$36	$99	$13	$12	$31

        The Company expects amortization expense relating to intangible assets to be approximately $41 million for the remainder of 2007 and $166 million, $165 million, $161 million, $147 million and $141 million for each of the five succeeding fiscal years.

7. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
Separation	$1	$5	$8	$47	$74
Restructuring charges	(1)	24	4	7	18

	$—	$29	$12	$54	$92

Separation

        The Company incurred separation costs of $1 million during the three months ended September 30, 2007, primarily related to employee retention. Separation costs of $5 million for the nine months ended September 30, 2007 consist of $2 million for employee retention plans and $3 million of professional and other fees. Separation costs from July 13, 2006 (Formation date) through September 30, 2006 were $8 million consisting primarily of payments made to employees related to retention, bonus plans and professional fees.

        The Predecessor recorded separation costs of $47 million for the period July 1, 2006 through August 22, 2006. These costs include $27 million of non-cash compensation related to the accelerated vesting of stock options and restricted stock units, $7 million for employee severance and $13 million for employee retention and various other separation costs, including consulting and accounting fees. Separation costs of $74 million recorded by the Predecessor for the period January 1, 2006 through August 22, 2006 included $29 million of non-cash compensation related to the accelerated vesting of stock options and restricted stock units, $16 million for employee severance, $15 million for employee retention and $14 million in various other separation costs, including consulting and accounting fees.

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

        The restructuring charge activity during 2007 is summarized by category as follows:

	Personnel Related	Facility Related	Other	Total
Balance, January 1, 2007	$2	$1	$2	$5
Restructuring charges	21	3	—	24
Cash payments	(18)	(4)	(1)	(23)
Other non-cash reduction	—	—	(1)	(1)

Balance, September 30, 2007	$5	$—	$—	$5

        The restructuring charges included within "Other" in the table above include asset impairments and consulting fees. For the nine months ended September 30, 2007, approximately $20 million, $2 million and $1 million of the restructuring charges have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million is recorded within Corporate and unallocated. The Company does not expect to incur additional restructuring charges related to the Acquisition during the remainder of 2007. However, we will incur additional charges as a result of restructuring actions to be initiated during the fourth quarter of 2007 related primarily to the restructuring of our GDS and corporate functions.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	As of September 30, 2007	As of December 31, 2006
Accrued travel supplier payment, deferred revenue and customer advances	$469	$316
Accrued commissions and incentives	162	87
Accrued payroll and related	94	81
Accrued sales and use tax	66	65
Accrued advertising and marketing	37	36
Accrued interest expense	17	43
Accrued merger and acquisition costs	27	40
Other	128	153

	$1,000	$821

9. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of September 30, 2007	As of December 31, 2006
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,726	$1,407
Euro-denominated	August 2013	499	816
Senior notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	335	310
9 7/8% dollar-denominated notes	September 2014	450	450
Senior subordinated notes
11 7/8% dollar-denominated notes	September 2016	300	300
10 7/8% euro-denominated notes	September 2016	228	211
Orbitz Worldwide term loan facility	July 2014	600	—
Other		68	3

Total long-term debt		4,356	3,647
Less: Current portion		30	24

Long-term debt		$4,326	$3,623

Senior Secured Credit Facilities

        During July 2007, in connection with the proceeds received from the Orbitz Worldwide from the net proceeds of its initial public offering and borrowings under its term loan facility, the Company repaid approximately $1 billion under its senior secured credit facility. During May 2007, the Company amended its senior secured credit agreement to allow for (i) borrowings of $1,040 million of additional term loans for the acquisition of Worldspan on August 21, 2007; (ii) an increase of $25 million under its revolving credit facility, bringing the total availability to $300 million; (iii) an increase of $25 million in the synthetic letter of credit facility, bringing the total availability to $150 million; and (iv) a reduction in the interest rate on its Euro-denominated term loans from EURIBOR plus 2.75% to EURIBOR plus 2.5%. At September 30, 2007, there were no amounts outstanding under the revolving credit facilities.

        During the nine months ended September 30, 2007, the Company made a $100 million discretionary repayment of amounts outstanding under the term loan portion of its senior secured credit facility and repaid approximately $14 million of term loans as required under the agreement. In addition, the amounts outstanding under the Euro-denominated term loans and Euro-denominated notes increased by approximately $94 million as a result of foreign exchange fluctuations, which are offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the condensed balance sheet.

Orbitz Worldwide Credit Facilities

        On July 25, 2007, concurrent with its initial public offering, Orbitz Worldwide entered into a $685 million credit facility consisting of: (i) a $600 million term loan facility; (ii) a $50 million revolving credit facility; and (iii) a $35 million alternative currency revolving credit facility. Orbitz Worldwide is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount, commencing on December 31, 2007. Borrowings under the term loan facility bear interest at a variable rate of LIBOR plus 300 basis points or an alternative base rate. Borrowings under the revolving credit facilities bear interest LIBOR plus 2.50% or an alternative base rate. The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to Orbitz Worldwide attaining certain leverage ratios. At September 30, 2007, there were no amounts outstanding under Orbitz Worldwide's revolving credit facilities.

        Orbitz Worldwide entered into two interest rate swaps that effectively converted $300 million of the term loan to a fixed rate loan. The interest rate swaps are designated as cash flow hedges and are reflected on the condensed balance sheet at fair market value.

        Orbitz Worldwide used approximately $477 million of net proceeds from its initial public offering and $530 million of borrowings under its term loan borrowings to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company used such proceeds to repay approximately $1 billion outstanding under its senior secured credit facilities.

10. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. As reported by the Company in its 2006 Financial Statements included in its Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended, in September 2005, Worldspan and Orbitz, LLC filed separate lawsuits against the other, each alleging various claims. On August 21, 2007, the parties agreed to stay both the state and federal actions. On September 18, 2007, the Circuit Court of Cook County dismissed all pending claims between the parties with prejudice. Other than as discussed above, there are no new significant claims, legal proceedings or inquiries from those previously reported by the Company.

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

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

        The Company's separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independent of the Company's separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Company. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. The Company made a payment of approximately $6 million related to this during the fourth quarter 2007.

11. Equity-Based Compensation

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to approximately 120 million restricted equity units. The equity awards issued consist of four classes of partnership interests. The Class A-2 restricted equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B and Class B-1 partnership interests vest annually over a four-year period beginning in August 2006. The Class C, Class C-1 and Class D partnership interests vest upon the occurrence of a liquidity event and subject to certain other performance criteria. None of the awards require the payment of an exercise price by the recipient.

        The activity of the Company's equity award program is presented below:

	Restricted Equity Units		Partnership Interests
	Class A-2		Class B		Class B-1		Class C
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2007	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43
Granted at fair market value	4,599,821	$1.84	—	—	1,669,961	$0.70	1,669,961	$0.65
Exercised	—	—	—	—	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	(4,198,586)	$1.03	(1,103,501)	$0.49	(99,863)	$0.70	(1,203,364)	$0.45
Forfeited	(1,177,025)	$1.00	(228,311)	$0.49	—	—	(228,311)	$0.43

Balance as of September 30, 2007	35,596,423	$1.10	9,946,727	$0.49	1,570,098	$0.70	11,516,825	$0.49

	Partnership Interests
	Class C-1		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2007	—	—	11,278,539	$0.38
Granted at fair market value	1,769,863	$0.65	2,554,893	$0.56
Exercised	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	—	—	(1,203,364)	$0.39
Forfeited	—	—	(228,311)	$0.49

Balance as of September 30, 2007	1,769,863	$0.65	12,401,757	$0.42

        The fair value of the Class B-1 equity awards granted during 2007 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

Dividend yield	—
Expected volatility	45.00%
Risk-free interest rate	4.64%
Expected holding period	6.2 years

        As of September 30, 2007, 13 million Class A-2 restricted equity units were vested and 3 million Class B partnership interests were vested. The Company expensed the restricted equity units and the Class B partnership interests over their vesting period based upon the fair value of the awards on the date of grant. During the three and nine months ended September 30, 2007, the Company recognized $3 million and $11 million, respectively, in compensation expense related to the restricted equity units and the Class B partnership interests, none of which is expected to provide a tax benefit. The Company did not record any compensation expense for the Class C and Class D partnership interests as it was determined that it is not probable that these awards will vest due to the contingent performance criteria. As of September 30, 2007 approximately $30 million of unrecognized compensation expense related to non-vested restricted equity units are expected to be recognized over the remaining weighted-average period of 3 years.

        In August 2007, the Board of Directors approved the grant of 19.8 million restricted equity units pursuant to the Travelport 2007 Supplemental Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan provides for management profit sharing bonus payments aggregating 25% of the amount by which adjusted EBITDA exceeds a certain threshold for 2007. The payments will be made in the form of cash or equity issued by the partnership that owns 100% of the Company. As noted above, the Board approved the grant of 19.8 million restricted equity units, although the ultimate number of restricted equity units which will vest is dependant on the attainment of the performance goal. For the nine months ended September 30, 2007, the Company recorded non-cash equity compensation expense of $9 million related to the Profit Sharing Plan.

Orbitz Worldwide 2007 Equity and Incentive Plan

        In July 2007, the Company approved the Orbitz Worldwide 2007 Equity and Incentive Plan ("the Orbitz Plan"). The Orbitz Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to Orbitz Worldwide directors, officers and other employees, advisors and consultants who are selected by the compensation committee for participation in the Orbitz Plan. In addition, Orbitz Worldwide may grant annual cash bonuses and long-term cash awards under the Orbitz Plan. 6 million shares of common stock are reserved for issuance under the Orbitz Plan.

  Stock Options

        The exercise price of stock options is equal to the fair market value of the underlying stock on the date of grant. All stock options expire ten years from the grant date. The stock options granted as additional compensation to Orbitz Worldwide employees who previously held Travelport interests vest 5.555% in August 2007 and vest an additional 8.586% on each subsequent November, February, May and August through February 2010 and become fully vested on May 2010. All other stock options granted vest annually over a four-year period. The fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period.

        The fair value of stock options granted from the Orbitz Plan's inception in July 2007 to September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions outlined in the table below. Expected volatility is based on implied volatilities for publicly traded options and historical volatility for comparable companies over the estimated expected life of the stock options. The expected life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method." The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the stock options. Orbitz Worldwide uses historical turnover to estimate employee forfeitures.

Assumptions
Dividend yield	—
Expected volatility	38%
Expected life (in years)	6.16
Risk-free interest rate	4.86%

        Based on the above assumptions, the weighted average grant-date fair value of stock options granted from July 2007 to September 30, 2007 was $6.90.

        The table below summarizes the option activity under the Orbitz Plan from July     , 2007 to September 30, 2007:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	—	—	—
Granted	2,717,925	$15.00	9.8

Ending Balance at September 30, 2007	2,717,925	$15.00	9.8	—

Exercisable at September 30, 2007	27,495	$15.00	9.8	—

        Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at September 30, 2007 exceeded the market value and therefore, the aggregate intrinsic value was zero.

        The total number of Orbitz Worldwide stock options that vested during the period from July 2007 to September 30, 2007 and the total fair value thereof were 27,495 options and almost nil, respectively.

  Restricted Stock Units

        The restricted stock units granted upon conversion of the Travelport Class A-2 restricted equity units into Orbitz Worldwide restricted stock units vested 5.555% in August 2007 and will vest an additional 8.586% on each subsequent November, February, May and August through February 2010 and become fully vested on May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding non-vested restricted stock units under the Orbitz Plan from July 2007 to September 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Beginning Balance at July 18, 2007	—	—
Granted	2,492,183	$13.58
Vested(a)	(62,287)	$11.98
Forfeited	(22,036)	$15.00

Ending Balance at September 30, 2007	2,407,860	$13.61

        Orbitz Worldwide issued 53,642 shares of common stock in connection with the vesting of restricted stock units during the period, which is net of the number of shares retained (but not issued) by Orbitz Worldwide in satisfaction of tax withholding obligations associated with the vesting.

        The total number of Orbitz Worldwide restricted stock units that vested during the period from July 2007 to September 30, 2007 and the total fair value thereof were 62,287 restricted stock units and $1 million, respectively.

  Restricted Stock

        Shares of Orbitz Worldwide restricted stock were granted upon conversion of Travelport Class B partnership interests into Orbitz Worldwide restricted stock. The restricted stock vested 5.555% in August 2007 and will vest an additional 8.586% on each subsequent November, February, May and August through February 2010 and become fully vested on May 2010. The fair value of restricted stock on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding non-vested restricted stock under the Orbitz Plan from July     , 2007 to September 30, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
Beginning Balance at July 18, 2007	—	—
Granted	61,795	$8.45
Vested	(3,432)	$8.45

Ending Balance at September 30, 2007	58,363	$8.45

        The total number of shares of Orbitz Worldwide restricted stock that vested during the period from July     , 2007 to September 30, 2007 was 3,432 shares with a fair value of approximately $0.

        As of September 30, 2007, $32 million of unrecognized compensation costs related to non-vested stock options, non-vested restricted stock units and non-vested restricted stock are expected to be recognized over the remaining weighted-average period of 3 years.

        The Company recognized total compensation expense of $3 million related to stock options, restricted stock units and restricted stock granted under the Orbitz Plan during the three and nine months ended September 30, 2007, none of which has provided the Company a tax benefit.

12. Minority Interest

        On July 25, 2007, the Company's subsidiary, Orbitz Worldwide, Inc., completed an initial public offering ("IPO") of 41% of its shares of common stock for net proceeds of approximately $477 million. Orbitz Worldwide used the net proceeds from the IPO and $530 million from the term loan borrowings to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company has recorded approximately $300 million of minority interest in connection with the IPO. Since the Orbitz Worldwide IPO was part of a broader reorganization, the Company reflected the resulting gain of $189 million as an increase to Shareholder's Equity. The gain reflects the difference in the net book value of Orbitz Worldwide prior to the IPO and the value of the stock issued in the IPO. (See Note 14—Subsequent Events, for discussion of the Company's stake in Orbitz Worldwide).

13. Segment Information

        On an overall basis, management evaluates the performance of the Company based upon net revenue and "EBITDA", which is defined as net income before interest, income taxes, depreciation and amortization, each of which is presented on the Company's Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, the Company also evaluates the performance of its segments based on EBITDA adjusted to exclude: the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Concurrent with the acquisition of Worldspan on August 21, 2007, the Company changed the name of the Galileo segment to the GDS segment.

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
GDS(a)
Net revenue	$449	$1,272	$161	$208	$1,007
Segment EBITDA	129	371	53	(1,110)	(1,735)
Orbitz Worldwide
Net revenue	225	667	66	123	521
Segment EBITDA	38	82	(2)	(5)	(282)
GTA
Net revenue	110	270	24	61	220
Segment EBITDA	38	64	(5)	18	35
Corporate and other
EBITDA(b)	(40)	(125)	(30)	(61)	(140)
Intersegment eliminations(c)
Net revenue	(23)	(56)	(5)	(10)	(37)
Combined Totals
Revenue	$761	$2,153	$246	$382	$1,711
EBITDA	$165	$392	$16	$(1,158)	$(2,122)

(a)
Includes $68 million of revenue and $12 million of EBITDA for the three and nine months ended September 30, 2007 as a result of the Worldspan acquisition.

(b)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(c)
Consists primarily of eliminations related to the inducements paid by GDS to Orbitz Worldwide.

  Provided below is a reconciliation of EBITDA to loss before income taxes:

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
EBITDA	$165	$392	$16	$(1,158)	$(2,122)
Interest expense, net	(113)	(280)	(50)	(16)	(39)
Depreciation and amortization	(69)	(177)	(27)	(28)	(125)

Loss from continuing operations before income taxes and minority interest, net of tax	$(17)	$(65)	$(61)	$(1,202)	$(2,286)

        Provided below is a reconciliation of segment assets to total assets:

	September 30, 2007	December 31, 2006
GDS	$3,297	$1,824
Orbitz Worldwide	1,994	2,053
GTA	2,141	1,935
Corporate and other	382	318

Total	$7,814	$6,130

14. Subsequent Event

        On October 31, 2007, pursuant to an internal restructuring, we transferred approximately 9.1 million shares, or approximately 11% of the outstanding shares of Orbitz Worldwide, to the Company's direct parent. No shares of Orbitz Worldwide, Inc. were sold on the open market. As a result of these transactions the Company will no longer consolidate Orbitz Worldwide, effective October 31, 2007, and will account for its investment in Orbitz Worldwide under the equity method of accounting.

15. Guarantor and Non-Guarantor Condensed Financial Statements

        The following unaudited condensed financial information presents the Company's Consolidating Condensed Balance Sheet as of September 30, 2007 and December 31, 2006 and the Consolidating Condensed Statements of Operations for the three and nine months ended September 30, 2007 and Statements of Cash Flows for the nine months ended September 30, 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (e) the Company and Predecessor on a Consolidated basis.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$280	$510	$(29)	$761

Cost and expenses			—
Cost of revenue	—	—	—	152	173	(29)	296
Selling, general and administrative	—	—	—	45	254	—	299
Separation and restructuring charges	—	—	—	—	—	—	—
Depreciation and amortization	—	—	—	37	32	—	69
Impairment of intangible assets	—	—	—	—	—	—	—
Other income	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	235	458	(29)	664

Operating income	—	—	—	45	52	—	97
Interest income (expense)	2	—	(102)	1	(14)	—	(113)
Other income (expense)	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(43)	(57)	44	—	—	56	—

Income (loss) before income taxes and minority interest	(41)	(57)	(58)	46	37	56	(17)
Benefit (provision) for income taxes	—	—	—	(1)	(24)	—	(25)
Minority interest in loss of consolidate subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(41)	$(56)	$(58)	$45	$13	$56	$(41)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$943	$1,266	$(56)	$2,153

Cost and expenses
Cost of revenue	—	—	—	448	465	(56)	857
Selling, general and administrative	—	—	—	206	666	—	872
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	103	74	—	177
Impairment of intangible assets	—	—	—	—	—	—	—
Other income	—	—	—	2	—	—	2

Total cost and expenses	—	—	—	788	1,205	(56)	1,937

Operating income	—	—	—	155	61	—	216
Interest income (expense)	9		(275)	—	(14)	—	(280)
Other income (expense)	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(104)	(125)	155	—	—	74	—

Income (loss) before income taxes and minority interest	(95)	(125)	(120)	155	46	74	(65)
Benefit (provision) for income tax	—	—	—	(4)	(27)	—	(31)
Minority interest in loss of consolidated subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(95)	$(124)	$(120)	$151	$19	$74	$(95)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$121	$130	$(5)	$246

Cost and expenses			—
Cost of revenue	—	—	—	25	98	—	123
Selling, general and administrative	—	—	—	68	32	(5)	95
Separation and restructuring charges	—	—	—	12	—	—	12
Depreciation and amortization	—	—	—	14	13	—	27
Impairment of intangible assets	—	—	—	—	—	—	—
Other income	—	—	—	—		—

Total cost and expenses	—	—	—	119	143	(5)	257

Operating income	—	—	—	2	(13)	—	(11)
Interest income (expense)	—	—	(49)	(6)	5	—	(50)
Equity in earnings (losses) of subsidiaries	(70)	(55)	(6)	—	—	131	—

Income (loss) before income taxes	(70)	(55)	(55)	(4)	(8)	131	(61)
Benefit (provision) for income taxes	—	—	—	(2)	(5)	—	(7)

Loss from continuing operations, net of tax	(70)	(55)	(55)	(6)	(13)	131	(68)
Loss from discontinued operations	—	—	—	—	(2)	—	(2)

Net income (loss)	$(70)	$(55)	$(55)	$(6)	$(15)	$131	$(70)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$232	$144	$—	$376
Accounts receivable	—	—	—	116	474	—	590
Deferred income taxes	—	—	—	(1)	8	—	7
Other current assets	4	—	88	85	117	—	294

Total current assets	4	—	88	432	743	—	1,267
Investment in subsidiary/intercompany	1,119	(681)	2,887	—	—	(3,325)	—
Property and equipment, net	—	—	—	378	276	—	654
Goodwill	—	—	—	962	2,031	—	2,993
Trademarks and tradenames	—	—	—	313	514	—	827
Other intangible assets, net	—	—	—	1,054	770	—	1,824
Deferred income taxes	—	—	—	3	—	—	3
Other non-current assets	9	—	46	125	66	—	246

Total assets	$1,132	$(681)	$3,021	$3,267	$4,400	$(3,325)	$7,814

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$52	$355	$—	$407
Accrued expenses and other current liabilities	—	—	14	91	895	—	1,000
Current portion of long-term debt	—	—	10	12	8	—	30
Deferred income taxes	—	—	—	5	9	—	14

Total current liabilities	—	—	24	160	1,267	—	1,451
Long-term debt	—	—	3,678	54	594	—	4,326
Deferred income taxes	—	—	—	52	235	—	287
Tax sharing liability	—	—	—	—	130	—	130
Other non-current liabilities	—	—	—	114	78	—	192

Total liabilities	—	—	3,702	380	2,304	—	6,386
Minority interest in consolidated subsidiaries	—	296	—	—	—	—	296
Total shareholders' equity/intercompany	1,132	(977)	(681)	2,887	2,096	(3,325)	1,132

Total liabilities and shareholders' equity	$1,132	$(681)	$3,021	$3,267	$4,400	$(3,325)	$7,814

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	376	—	454
Deferred income taxes	—	—	—	(2)	8	—	6
Other current assets	—	—	59	32	64	—	155
Assets held for sale	—	—	—	—	42	—	42

Total current assets	—	—	59	127	568	—	754
Investment in subsidiary/intercompany	775	(1,214)	2,327	—	—	(1,888)	—
Property and equipment, net	—	—	—	361	113	—	474
Goodwill	—	—	—	953	1,212	—	2,165
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	680	—	1,634
Deferred income taxes	—	—	—	(27)	39	—	12
Other non-current assets	—	—	125	121	138	—	384

Total assets	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	361	405	—	821
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13

Total current liabilities	—	—	77	438	651	—	1,166
Long-term debt	—	—	3,622	1	—	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	136	32	—	194

Total liabilities	—	—	3,725	700	930	—	5,355
Total shareholders' equity/intercompany	775	(1,214)	(1,214)	2,327	1,989	$(1,888)	775

Total liabilities and shareholders' equity	$775	$(1,214)	$2,511	$3,027	$2,919	$(1,888)	$6,130

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Nine months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(95)	$(124)	$(120)	$151	$19	$74	$(95)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	99	78	—	177
Deferred income taxes	—	—	—	22	(23)	—	(1)
Provision for bad debts	—	—	—	1	4	—	5
Amortization of debt issuance costs	—	—	34	—	—	—	34
Non-cash charges related to tax sharing liability	—	—	—	9	2	—	11
Equity based compensation	—	—	—	23	—	—	23
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(86)	14	—	(72)
Other current assets	—	—	—	1	(24)	—	(23)
Accounts payable, accrued expenses and other current liabilities	—	—	—	(39)	253	—	214
Investment in subsidiaries	104	125	(155)	—	—	(74)	—
Other	—	(1)	3	(41)	9	—	(30)

Net cash provided by operating activities	9	—	(238)	140	332	—	243

Investing activities
Property and equipment additions	—	—	—	(62)	(20)	—	(82)
Acquisition related payments	—	—	—	(1,058)	—	—	(1,058)
Proceeds from asset sales	—	—	—	—	55	—	55
Net intercompany funding	(626)	—	289	1,218	(881)	—	—
Other	—	—	—	(25)	—	—	(25)

Net cash used in investing activities	(626)	—	289	73	(846)	—	(1,110)

Financing activities
Proceeds from borrowings	—	—	1,040	—	600	—	1,640
Principal payments on borrowings	—	—	(1,091)	—	—	—	(1,091)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds form Orbtiz IPO	477	—	—	—	—	—	477
Capital contribution from Parent	135	—	—	—	—	—	135
Deferred Financing Costs	—	—	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities	617	—	(51)	—	575	—	1,141

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	—	213	66	—	279
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97

Cash and cash equivalents at end of year	$—	$—	$—	$232	$144	$—	$376

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(70)	(55)	(55)	(6)	(15)	131	(70)
Loss from discontinued operations	—	—	—	—	2	—	2

Loss from continuing operations	(70)	(55)	(55)	(6)	(13)	131	(68)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	14	13	—	27
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	13	—	—	—	13
Non-cash charges related to tax sharing liability	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	32	(21)	—	11
Other current assets	—	—	—	4	8	—	12
Accounts payable, accrued expenses and other current liabilities	—	—	—	53	76	—	129
Investment in subsidiaries	70	55	6	—	—	(131)	—
Other	—	—	—	10	(5)	—	5

Net cash provided by operating activities	—	—	(36)	108	59	—	131

Investing activities
Property and equipment additions	—	—	—	(13)	(5)	—	(18)
Net assets acquired	—	—	(2,072)	—	(2,038)	—	(4,110)
Proceeds from asset sales	—	—	—	—	—	—	—
Net intercompany funding from Parent Affiliate	(707)	11	(1,365)	112	2,123	—	174

Net cash used in investing activities	(707)	11	(3,437)	99	80	—	(3,954)

Financing activities
Proceeds from borrowing	—	—	3,603	—	—	—	3,603
Principal payments on borrowings	—	—	—	(1,783)	—	—	(1,783)
Repayment from Avis Budget	—	—	—	1,783	—	—	1,783
Issuance of common stock	900	—	—	—	—	—	900
Debt Issuance Cost	—	—	(105)	—	—	—	(105)

Net cash provided by (used in) financing activities	900	—	3,498	—	—	—	4,398

Net increase (decrease) in cash and cash equivalents from continuing operations	193	11	25	207	139	—	575

Cashed used in Discontinued Operations
Operating activities	—	—	—	—	(1)	—	(1)
Financing activities	—	—	—	—	—	—	—

	—	—	—	—	(1)	—	(1)

Cash and cash equivalents at beginning of year	—	—	—	—	—	—	—

Cash and cash equivalents at end of year	$193	$11	$25	$207	$138	$—	$574

        The following Combining Condensed Statements of Operations for the periods January 1, 2006 to August 22, 2006 and July 1, 2006 to August 22, 2006 and Statements of Cash Flows for the period January 1, 2006 to August 22, 2006 are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for: (a) Cendant Travel Distribution Service Group, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

July 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$212	$183	$(13)	$382

Cost and expenses
Cost of revenue	—	59	101	(2)	158
Selling, general and administrative	—	156	2	(11)	147
Separation and restructuring charges	—	54	—	—	54
Depreciation and amortization	—	16	12	—	28
Other general income	—	(7)	5	—	(2)
Impairment of intangible assets	—	1,184	(2)	—	1,182

Total costs and expenses	—	1,462	118	(13)	1,567

Operating income (loss)	—	(1,250)	65	—	(1,185)
Interest expense, net	—	(13)	(3)	—	(16)
Other income (expense)	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(1,170)	—	—	1,170	—

Income before income taxes	(1,170)	(1,264)	62	1,170	(1,202)
Benefit (provision) for income taxes	—	58	(24)	—	34

Income (loss) from continuing operations, net of tax	(1,170)	(1,206)	38	1,170	(1,168)
Loss from discontinued operations operations	—	—	(2)	—	(2)

Net income (loss)	$(1,170)	$(1,206)	$36	$1,170	$(1,170)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

January 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$838	$914	$(41)	$1,711

Cost and expenses
Cost of revenue	—	297	423	(3)	717
Selling, general and administrative	—	381	311	(38)	654
Separation and restructuring charges	—	92	—	—	92
Depreciation and amortization	—	72	53	—	125
Other general income	—	(7)	—	—	(7)
Impairment of intangible assets	—	2,159	217	—	2,376

Total cost and expenses	—	2,994	1,004	(41)	3,957

Operating income (loss)	—	(2,156)	(90)	—	(2,246)
Interest expense, net	—	(26)	(13)	—	(39)
Other income (expense)	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(2,183)	—	—	2,183	—

Income before income taxes	(2,183)	(2,183)	(103)	2,183	(2,286)
Benefit (provision) for income taxes	—	(132)	17	—	(115)
Income (loss) from continuing operations, net of tax	(2,183)	(2,051)	(120)	2,183	(2,171)
Loss from discontinued operations operations	—	—	(6)	—	(6)
Loss from disposal of discontinued operations operations	—	—	(6)	—	(6)

Net income (loss)	$(2,183)	$(2,051)	$(132)	$2,183	$(2,183)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

CONSOLIDATING CONDENSED CASH FLOWS

For the period January 1, 2006 through August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net loss	$(2,183)	$(2,051)	$(132)	$2,183	$(2,183)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,183)	(2,051)	(120)	2,183	(2,171)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	53	—	125
Impairment of intangible assets	—	2,157	219	—	2,376
Provision for bad debts	—	—	9	—	9
Gain (loss) on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Deferred income taxes	—	(88)	(23)	—	(111)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	23	—	(88)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	124	26	—	150
Investment in subsidiaries	2,183	—	—	(2,183)	—
Other	—	28	(58)	—	(30)

Net cash provided by operating activities of continuing operations	—	138	135	—	273

Investing activities of continuing operations
Property and equipment additions	—	(76)	(26)	—	(102)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	196	—	82

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Principal payments on borrowings	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net increase in cash and cash equivalents from continuing operations	—	(8)	(11)	—	(19)
Cash used in discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	5	—	5

	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	13	80	—	93

Cash and cash equivalents at end of period	$—	$5	64	$—	69

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        GDS—Comprised of the electronic travel distribution services of Galileo, and as of August 21, 2007, of Worldspan. Our GDS connects travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, our GDS includes supplier services offerings, including airline reservations and hosting, Global Fares and Shepherd Systems.

        Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, Hotel Club, Rates to Go, and Orbitz Worldwide's corporate travel business.

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

RESULTS OF OPERATIONS

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the "Acquisition"). The financial statements present our results for the three and nine months ended September 30, 2006 on a "Predecessor" basis (reflecting Travelport's ownership by Avis Budget). Though the Company was formed on July 13, 2006, its operations were limited to entering into derivative transactions related to the debt that was subsequently issued, until the Acquisition.

        On October 31, 2007, pursuant to an internal restructuring, we transferred approximately 9.1 million shares, or approximately 11% of the outstanding shares of Orbitz Worldwide, to our direct parent company. No shares of Orbitz Worldwide, Inc. were sold on the open market. As a result of these transactions, we will no longer consolidate Orbitz Worldwide, effective October 31, 2007, and we will account for our investment in Orbitz Worldwide under the equity method of accounting.

        For the purpose of this management's discussion and analysis of our results of operations, we have compared the consolidated results of the Company for the periods in 2007 with that of the Predecessor in 2006. The results of the two periods are not necessarily comparable due to the change in basis of accounting resulting from the Company's acquisition of the Predecessor and the change in capital structure which primarily impacts depreciation and amortization and interest expense. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization, and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of our results of operations.

        EBITDA, a measure used by management to measure operating performance, is defined as net income (loss), plus interest expense, net, provision (benefit) for income taxes, and depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Our presentation of EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical results of the Travelport business of Avis Budget and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone.

        Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

Three Months Ended September 30, 2007 Compared to our Combined Three Months Ended September 30, 2006.

			Combined
	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006
			Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Change
	July 1, 2006 through August 22, 2006
					$	%
Net revenue	$382	$246	$628	$761	$133	21%

Costs and expenses
Cost of revenue	158	123	281	296	15	5%
Selling, general and administrative	147	95	242	299	57	24%
Separation and restructuring charges	54	12	66	—	(66)	*
Depreciation and amortization	28	27	55	69	14	25%
Impairment of intangible assets	1,182	—	1,182	—	(1,182)	*
Other general expenses	(2)	—	(2)	—	2	100%

Total operating expenses	1,567	257	1,824	664	(1,160)	*

Operating income (loss)	(1,185)	(11)	(1,196)	97	1,293	*
Interest expense, net	(16)	(50)	(66)	(113)	(47)	71%
Other income (expense)	(1)	—	(1)	(1)	—	*

Income (loss) from continuing operations before income taxes and minority interest	(1,202)	(61)	(1,263)	(17)	1,246	*
Benefit (provision) for income taxes	34	(7)	27	(25)	(52)	*
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Income (loss) from continuing operations, net of tax	(1,168)	(68)	(1,236)	(41)	1,195	*
Income (loss) from discontinued operations, net of tax	(2)	(2)	(4)	—	4	*
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—	*

Net loss	$(1,170)	$(70)	$(1,240)	$(41)	$1,199	*

*
Not meaningful

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude: the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        Our results on a segment basis for the three months ended September 30, 2007 as compared to the combined results for the three months ended September 30, 2006 are as follows:

	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined
							Change
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006		Three Months Ended September 2007
							$	%
GDS
Net revenue	$208	$161	$369	(a)	$449	(b)	$80	22%
Segment EBITDA	(1,110)	53	(1,057	)(c)	129	(d)	1,186	*
Orbitz Worldwide
Net revenue	123	66	189	(e)	225	(f)	36	19%
Segment EBITDA	(5)	(2)	(7	)(g)	38	(h)	45	*
GTA
Net revenue	61	24	85	(i)	110		25	29%
Segment EBITDA	18	(5)	13	(j)	38	(k)	25	192%
Corporate and other(n)
Segment EBITDA	(61)	(30)	(91	)(l)	(40	)(m)	51	*
Intersegment Eliminations
Net revenue	(10)	(5)	(15)		(23)		(8)	53%
Combined Totals
Net revenue	$382	$246	$628		$761		$133	21%
Segment EBITDA	$(1,158)	$16	$(1,142)		$165		$1,307	*

        Provided below is a reconciliation of EBITDA to income before taxes and minority interest in loss of consolidated subsidiaries:

	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006	Three Months Ended September 2007
EBITDA	$(1,158)	$16	$(1,142)	$165
Interest expense, net	(16)	(50)	(66)	(113)
Depreciation and amortization	(28)	(27)	(55)	(69)

Loss before income taxes and minority interest, net of tax	$(1,202)	$(61)	$(1,263)	$(17)

*
Not meaningful

(a)
Includes acquisition related adjustments of $1 million.

(b)
Includes acquisition related adjustments of $1 million.

(c)
Includes acquisition related adjustments of $1 million.

(d)
Includes acquisition related adjustments of $1 million, transaction costs of $7 million and a benefit of $1 million from restructuring.

(e)
Includes acquisition related adjustments of $20 million and $9 million from a subsidiary sold in 2007.

(f)
Includes acquisition related adjustments of $2 million and $1 million from a subsidiary sold in 2007.

(g)
Includes acquisition related adjustments of $20 million, $4 million from a subsidiary sold in 2007, $1 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of moving costs.

(h)
Includes $2 million related to the technology migration, acquisition related adjustments of $2 million and $1 million of transaction costs.

(i)
Includes acquisition related adjustments of $17 million and $2 million from a subsidiary sold in 2007.

(j)
Includes $17 million of acquisition related adjustments, $3 million of costs associated with the acquisition of GTA by the Predecessor in 2005 and $1 million from a subsidiary sold in 2007.

(k)
Includes $3 million of costs associated with the acquisition of GTA.

(l)
Includes $55 million of costs related to the separation from Avis Budget, $11 million of restructuring costs and $1 million of management fees incurred under our new ownership structure.

(m)
Includes $1 million of costs related to the initial public offering of Orbitz Worldwide, $5 million of integration costs related to the acquisition of Worldspan, $8 million in non-cash equity compensation, $2 million of management fees incurred under our new ownership structure and $1 million of costs related to the separation from Avis Budget.

(n)
Other includes corporate general and administrative costs not allocated to the segments.

Net Revenue

        The net revenue increase of $133 million (21%) includes $68 million of incremental revenue from the acquisition of Worldspan and $35 million in adjustments due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition offset by $10 million from subsidiaries sold in 2007. The fair value adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006 which impacted the results of operations during 2006 and 2007 as a net reduction to net revenue and segment EBITDA within our Orbtiz Worldwide and GTA segments of $18 million and $17 million, respectively.

        Excluding these adjustments, organic net revenue increased $40 million (6%) primarily as a result of incremental revenue of Orbitz Worldwide, GTA and GDS of $26 million, $10 million and $12 million, respectively, offset by an increase in intersegment revenue eliminations of $8 million.

        GDS net revenue increased $80 million (22%), including $68 million of incremental from Worldspan. Organic net revenue increased $12 million (3%) driven by increased GDS booking fee revenue of $14 million (4%) and an increase of other distribution revenue of $3 million (8%), offset by a $5 million (28%) decrease in subscriber fees. The GDS booking fee growth of $14 million resulted from a 3% growth in segments and a 2% increase in yield. International revenue increased $16 million (7%) due to a 2% increase in segments and a 5% increase in yield. Americas revenue decreased $2 million (2%) due to a 5% decrease in yield offset by a 3% increase in segments. The yield decline in the Americas is caused by our new long term agreements signed in the third quarter 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content.

        Orbitz Worldwide revenue increased $36 million (19%), including $18 million of acquisition related adjustments offset by an $8 million reduction from a subsidiary sold in 2007, as a result of an 11% increase in gross bookings across its online consumer brands. The increase in gross bookings resulted in incremental air revenue, non-air revenue and other revenue of $11 million, $12 million and $3 million, respectively, before the impact of acquisition related adjustments. Net revenue from air bookings increased primarily due to an 8% increase in domestic volume. Net revenue from non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic Average Daily Rate (ADR), and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by growth in insurance and attractions and services revenue.

        GTA net revenue increased $25 million (31%), including acquisition related adjustments of $17 million offset by a $2 million decline in revenue as a result of the sale of a subsidiary in 2007. Organic net revenue increased $10 million, primarily due to approximately $16 million in incremental revenue due to a 25% increase in total transaction value partially offset by a $5 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement.

Cost of Revenue

        Cost of revenue increased $15 million (5%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $30 million (11%), reflecting a decrease in GDS of $18 million (8%), GTA of $3 million (21%) and incremental intersegment cost of revenue eliminations of $9 million.

        GDS cost of revenue increased $27 million (4%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $18 million (8%) resulting from a $24 million (47%) decrease in telecommunications and technology costs offset by a $6 million (4%) increase in support payments and commissions. The $6 million increase in inducements and support payments is principally driven by increased worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

        Orbitz Worldwide cost of revenue remained constant, reflecting an increase in costs due to higher domestic transaction volume offset by savings realized as a result of ongoing cost savings initiatives.

        GTA cost of revenue decreased $3 million primarily as a result of a $7 million reduction in commissions expense due in part to the termination of a white-label agreement, offset in part by $3 million of incremental commissions and other costs incurred to support our increase in total transaction value.

Selling, General and administrative expenses (SG&A)

        SG&A increased $57 million (24%), including $10 million of incremental expenses from Worldspan. On an organic basis, SG&A increased $47 million (19%), primarily as a result of increases in GDS, Orbitz Worldwide, Corporate and GTA of $15 million, $15 million, $15 million and $2 million, respectively.

        GDS SG&A increased $25 million (41%), including $10 million of incremental expenses from Worldspan. Organic SG&A increased $15 million (23%), reflecting $7 million of transaction costs and a $5 million charge in 2007 related to the write-off of a surety bond.

        Orbitz Worldwide SG&A increased $15 million primarily as a result of $9 million in incremental marketing and advertising expense as a result of expanded advertising campaigns for the consumer brands and $6 million in various other administrative costs incurred to support the growth in operations.

        GTA SG&A increased $2 million, as a result of a realignment of costs and higher costs that were incurred to develop and support the growth of the business which was partly offset as a result of the sale of a subsidiary and savings from the 2006 restructuring actions.

        Corporate and unallocated SG&A increased $15 million primarily as a result of (i) $6 million of incremental non-cash equity-based compensation; (ii) $5 million of costs associated with the Worldspan integration efforts; (iii) $3 million in incremental administrative costs incurred to support our businesses; and (iv) $1 million of cost incurred related to Orbitz Worldwide initial public offering.

Separation and restructuring charges

        Separation and restructuring charges decreased $66 million as a result of a decrease of $54 million in separation costs and a decrease of $12 million in restructuring charges incurred during the three months ended September 30, 2006 comprised of decreases of $1 million and $11 million within our GDS segment and corporate and other, respectively. We did not incur significant separation or restructuring charges during the three months ended September 30, 2007.

Impairment charges

        As a result of the Acquisition, we recorded a non-cash impairment charge in the third quarter of 2006 of $1,182 million, of which $25 million was recorded within Orbitz Worldwide and $1,157 million was recorded within GDS. We did not incur impairment charges during the three months ended September 30, 2007.

Depreciation and amortization

        Depreciation and amortization expense increased $14 million (25%) due to $9 million as a result of the allocation of fair value of our definite-lived intangible assets as a result of the Acquisition and $5 million incremental amortization and depreciation as a result of the Worldspan acquisition.

Other general expenses

        Other general expenses increased $2 million primarily as a result of gains on assets sales in 2006.

Interest Expense

        Interest expense increased $47 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition and the purchase of Worldspan, including $24 million in amortization of deferred financing fees.

Provision (benefit) for income taxes

        We had an income tax provision of $25 million for the three months ended September 30, 2007 primarily due to the impact of a foreign valuation allowance resulting from Orbitz Worldwide no longer being a part of the consolidated Travelport tax return following its initial public offering. This was partially offset by a favorable tax rate change in the United Kingdom.

        Our combined results for the Nine Months ended September 30, 2007 compared to the Nine Months ended September 30, 2006 are as follows:

			Combined
			Nine Months Ended	Nine Months Ended
	Predecessor
		July 13, 2006 (Formation Date) to September 30, 2006			Change
	January 1, 2006 to August 22, 2006		September 30, 2006	September 30, 2007
					$	%
Net revenue	$1,711	$246	$1,957	$2,153	$196	10%

Costs and expenses
Cost of revenue	717	123	840	857	17	2%
Selling, general and administrative	654	95	749	872	123	16%
Separation and restructuring charges	92	12	104	29	(75)	-72%
Depreciation and amortization	125	27	152	177	25	16%
Other general expenses (income)	(7)	—	(7)	2	9	*
Impairment of intangible assets	2,376	—	2,376	—	(2,376)	*

Total operating expenses	3,957	257	4,214	1,937	(2,277)	-54%

Operating income (loss)	(2,246)	(11)	(2,257)	216	2,473	110%
Interest expense, net	(39)	(50)	(89)	(280)	(191)	*
Other income (expense)	(1)	—	(1)	(1)	—	0%

Income (loss) from continuing operations before income taxes and minority interest	(2,286)	(61)	(2,347)	(65)	2,282	97%
Benefit (provision) for income taxes	115	(7)	108	(31)	(139)	-129%
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Income (loss) from continuing operations	(2,171)	(68)	(2,239)	(95)	2,144	96%
Income (loss) from discontinued operations, net of tax	(6)	(2)	(8)	—	8	100%
Loss on disposal of discontinued operations, net of tax	(6)	—	(6)	—	6	100%

Net income (loss)	$(2,183)	$(70)	$(2,253)	$(95)	$2,158	96%

        Our results on a segment basis for the Nine Months ended September 30, 2007 as compared to the Combined Nine Months Ended September 30, 2006 are as follows:

			Combined
			Nine Months Ended		Nine Months Ended
	Predecessor
		July 13, 2006 (Formation Date) to September 30, 2006					Change
	January 1, 2006 to August 22, 2006		September 30, 2006		September 30, 2007
							$	%
GDS
Net revenue	$1,007	$161	$1,168	(a)	$1,272	(b)	$104	9%
Segment EBITDA	(1,735)	53	(1,682	)(c)	371	(d)	$2,053	122%
Orbitz Worldwide
Net revenue	521	66	587	(e)	667	(g)	$80	14%
Segment EBITDA	(282)	(2)	(284	)(f)	82	(h)	$366	129%
GTA
Net revenue	220	24	244	(i)	270	(j)	$26	11%
Segment EBITDA	35	(5)	30	(k)	64	(l)	$34	113%
Corporate and other(o)
EBITDA	(140)	(30)	(170	)(m)	(125	)(n)	$45	26%
Intersegment Eliminations
Net revenue	(37)	(5)	(42)		(56)		$(14)	-33%
Combined Totals
Net revenue	$1,711	$246	$1,957		$2,153		$196	10%
Segment Adjusted EBITDA	$(2,122)	$16	$(2,106)		$392		$2,498	119%

        Provided below is a reconciliation of EBITDA to income before taxes

			Combined
			Nine Months Ended	Nine Months Ended
	Predecessor	July 13, 2006 (Formation Date) to September 30, 2006
	January 1, 2006 to August 22, 2006		September 30, 2006	September 30, 2007
EBITDA	$(2,122)	$16	$(2,106)	$392
Interest expense, net	(39)	(50)	(89)	(280)
Depreciation and amortization	(125)	(27)	(152)	(177)

Income (loss) before income taxes	$(2,286)	$(61)	$(2,347)	$(65)

(a)
Includes acquisition related adjustments of $1 million.

(b)
Includes acquisition related adjustments of $4 million.

(c)
Includes $5 million of net gains realized primarily on the sale of a facility, $1 million of acquisition related adjustments and $1 million of restructuring charges.

(d)
Includes acquisition related adjustments of $4 million, $21 million of restructuring charges and $10 million of transaction costs.

(e)
Includes acquisition related adjustments of $20 million and $22 million from a subsidiary sold in 2007.

(f)
Includes acquisition related adjustments of $20 million, $4 million from a subsidiary sold in 2007, $6 million of costs related to the migration of technology to a single platform across all the consumer brands and $2 million of transaction costs.

(g)
Includes acquisition related adjustments of $10 million and $14 million from a subsidiary sold in 2007.

(h)
Includes $13 million related to unfavorable contract termination, $7 million related to the technology migration, acquisition related adjustments of $10 million, $4 million from a subsidiary sold in 2007, $2 million of transaction costs and $1 million of restructuring costs.

(i)
Includes acquisition related adjustments of $17 million and $6 million as a result of a sale of a subsidiary.

(j)
Includes acquisition related adjustments of $2 million and $2 million as a result of a sale of a subsidiary.

(k)
Includes $17 million of acquisition related adjustments, $9 million of costs associated with the acquisition of GTA by the Predecessor in 2005, $1 million of integration costs and $3 million from a subsidiary sold in 2007.

(l)
Includes $9 million of costs associated with the acquisition of GTA, acquisition related adjustments of $2 million, and $2 million of restructuring.

(m)
Includes $82 million of costs related to the separation from Avis Budget and $22 million of restructuring costs.

(n)
Includes $9 million of costs related to the initial public offering of Orbitz Worldwide, $14 million of integration costs related to the acquisition of Worldspan, $15 million in non-cash equity compensation, $5 million of management fees incurred under our new ownership structure, $5 million of separation costs and $1 million of restructuring costs.

(o)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

Net Revenue

        The net revenue increase of $196 million (10%) includes $68 million from the acquisition of Worldspan and $22 million in adjustments due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition in 2006, offset by $12 million from subsidiaries sold in 2007. The fair value adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2006 and 2007 as net reduction to net revenue and segment EBITDA within our Orbtiz Worldwide and GTA segments of $10 million and $15 million, respectively, partially offset by incremental $3 million of net revenue within GDS.

        Excluding adjustments, organic net revenue increased $118 million (6%) as a result of incremental revenue of Orbitz Worldwide, GDS and GTA of $78 million (12%), $39 million (3%) and $11 million (5%), respectively, including incremental intersegment revenue eliminations of $14 million.

        GDS net revenue increased $104 million (9%), including $68 million of incremental revenue from Worldspan and $3 million of net incremental acquisition related adjustments. Organic revenue increased $39 million (3%) driven by increased GDS booking fee revenue of $33 million (3%) and other distribution revenue of $14 million (15%) offset by a $9 million (17%) decrease in subscriber fees. Organic booking fee growth of $33 million resulted from a 3% growth in transactions and a slight increase in yield. International revenue increased $54 million (8%) due to a 2% increase in transactions and an 8% increase in yield. Americas revenue decreased $21 million (6%) due to a 9% decrease in yield offset by a 3% increase in segments. The yield decline in Americas is caused by our new long term agreements signed in the third quarter 2006 under the GDS Content Continuity program that assures our travel agency customers have full airline content. The $14 million increase in other distribution revenue is primarily related to solutions revenue and technology services, including incremental revenues from hosting agreement with United Airlines.

        Orbitz Worldwide revenue increased $80 million (14%), including $10 million related to net Acquisition adjustments offset by $8 million from a subsidiary sold in 2007, as a result of a 14% increase in gross bookings across our online consumer brands. The increase in gross bookings resulted in incremental non-air revenue, air revenue and other revenue of $61 million, $16 million and $1 million, respectively, before the impact of acquisition related adjustments. Increased air bookings is primarily driven by an 11% increase in domestic gross bookings and 33% increase in international gross bookings, partially offset by lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing. Non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic ADR, and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by the growth in insurance and attractions and services revenue.

        GTA net revenue increased $26 million (11%), including net acquisition related adjustments of $15 million, offset by $4 million decline in revenues as a result of the sale of a subsidiary 2007. Organic revenue increased $15 million, primarily due to $31 million in incremental revenue due to a 23% increase in total transaction value partially offset by (i) the absence in 2007 of a one-time $2 million benefit realized in 2006 revenue related to our estimated cost of travel products sold; (ii) a $14 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement; and (iii) lower margin on sales as a result of an increase in sales to small travel groups, which typically yield lower margins.

Cost of Revenue

        Cost of revenue increased $17 million (2%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $28 million primarily due to decreases in GDS of $23 million (4%), GTA of $11 million (25%) and incremental intersegment cost of revenue eliminations of $14 million, partially offset by a $20 million (11%) increase in Orbitz Worldwide.

        GDS cost of revenue increased $22 million (4%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $23 million (3%) resulting from a $44 million (26%) decrease in telecommunications and technology costs offset by a $20 million (5%) increase in support payments and commissions. The $20 million increase in inducements and support payments to travel agencies was incurred to support our increase in worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

        Orbitz Worldwide cost of revenue increased $20 million, primarily as a result of the 13% increase gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer service costs.

        GTA cost of revenue decreased $11 million primarily as a result of a reduction in commission expense due to the termination of a white-label agreement.

Selling, General and administrative expenses (SG&A)

        The SG&A increase of $123 million (16%) includes $10 million of incremental expenses from the Worldspan acquisition. Organic SG&A increased $113 million (15%) primarily as a result of increases of $48 million (14%) in Orbitz Worldwide, $11 million (5%) in GDS and $1 million in GTA. We also incurred $53 million of additional expenses within corporate and unallocated.

        GDS SG&A increased $21 million (11%) including $10 million of incremental expenses incurred by Worldspan. Organic SG&A increased $11 million (5%) primarily due to (i) $10 million of fees and expenses related to the integration of Worldspan and (ii) a $7 million charge related to the write-off of surety bond claims, which were partially offset by net expense savings of $6 million in operating expenses, primarily driven by a reduction of $9 million in wages and benefits.

        Orbitz Worldwide SG&A increased $48 million, including $37 million of incremental marketing and advertising expenses as a result of expanded advertising campaigns promoting the consumer brands and $13 million in fees incurred related to the termination of an unfavorable vendor contract. This is partially offset by a $9 million decrease in other operating costs, including wages and benefits, due to expense savings realized during 2007 as a result of restructuring activities.

        GTA SG&A increased $1 million, primarily as a result of a realignment of costs and higher costs that were incurred to develop and support the growth of the business which was partly offset by a reduction in expenses related to the sale of a subsidiary and savings from the 2006 restructuring actions.

        Corporate and unallocated SG&A increased $53 million primarily as a result of (i) $13 million of incremental costs associated with the Worldspan integration; (ii) $9 million of incremental costs related to the Orbitz Worldwide initial public offering; (iii) $14 million of incremental non-cash equity-based compensation; (iv) $5 million of management fees incurred under our new ownership structure and (v) $12 million of additional expenses primarily related to discretionary bonus costs as a result of over performance.

Separation and restructuring charges

        Separation and restructuring cost decreased $75 million primarily as a result of a $77 million decrease in separation costs, partially offset by $2 million of incremental restructuring charges.

        Subsequent to the Acquisition, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2007 and incurred $24 million in additional charges during 2007. Approximately $20 million, $2 million and $1 million of the restructuring costs have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million is recorded within Corporate and unallocated.

        The increase in restructuring charges was offset by a decrease in separation costs of $77 million. Separation costs of $5 million for the nine months ended September 30, 2007 consist of $2 million in employee retention and bonus plans as well as $3 million in professional and other fees related to the separation plan as compared to $82 million for the nine months ended September 30, 2006, consisting of $30 million in employee severance and benefits, $29 million in restricted stock expense and $23 million in professional and other fees related to the separation plan. All separation charges are included within corporate and unallocated.

Other general expense (income)

        Other general expense (income) decreased $9 million primarily due to a one-time benefit of $7 million in 2006 relating to gain on the sale of a facility and a $2 million loss on sale of assets in 2007.

Depreciation and amortization

        Depreciation and amortization increased $25 million (16%) due to $49 million of incremental amortization expense as a result of the allocation of the fair value of our definite-lived intangible assets as result of the Acquisition and $5 million of incremental depreciation and amortization as a result of acquisition of Worldspan, partially offset by a decrease of $30 million of depreciation expense due to the extension of the useful lives of certain technology assets at the time of the Acquisition.

Interest Expense

        Interest expense increased $191 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition and the Worldspan acquisition, including $34 million in amortization of deferred financing fees.

Provision (benefit) for income taxes

        For the nine months ended September 30, 2007, we had an income tax expense of $31 million resulting from the impact of a foreign valuation allowance resulting from Orbitz Worldwide no longer being part of the consolidated Travelport tax return following its IPO, partially offset by a favorable tax rate change in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments of debt. As of September 30, 2007, our financing needs were supported by $300 million of available capacity in our revolving credit facility.

Cash Flows

        At September 30, 2007, we had $376 million of cash and cash equivalents, an increase of $279 million as compared to December 31, 2006. The following table summarizes the changes to our cash flows from continuing operations:

	Company		Predecessor	Combined
					Change
	Nine Months Ended September 30 2007	July 13, 2006 (Formation Date) to September 30, 2006	January 1, 2006 to August 22, 2006	Nine Months Ended September 30, 2006
					$
Cash provided by (used in):
Operating activities	$243	$131	$273	$404	$(161)
Investing activities	(1,110)	(3,954)	82	(3,872)	2,762
Financing activities	1,141	4,398	(382)	4,016	(2,875)
Effects of exchange rate changes	5	—	8	8	(3)
Cash used in discontinued operations	—	(1)	(5)	(6)	6

Net change in cash and cash equivalents	$279	$574	$(24)	$550	$(271)

        Operating Activities.    For the nine months ended September 30, 2007, cash flows from operations was $243 million, which was $161 million less than the cash flows from operations for the combined nine months ended September 30, 2006. This decrease is primarily the result of $272 million of cash used for interest payments in 2007 compared to $56 million in 2006, offset in part by cash paid for one-time separation costs during 2006.

        Investing Activities.    The use of cash from investing activities for the nine months ended September 30, 2007 was driven by the use of $1,051 million of cash for the acquisition of Worldspan and cash used for capital additions of $82 million offset in part by $55 million generated from the sale of assets in 2007, including non-core subsidiaries and a facility in the United Kingdom. The use of cash from investing activities for the combined nine months ended September 30, 2006 was driven by the use of $4,110 million for the Acquisition, offset in part by $199 million of intercompany funding from Avis Budget and $174 million of funding from our Parent affiliate.

        Financing Activities.    The source of cash for the nine months ended September 30, 2007 is primarily the $1,040 million borrowed in connection with the acquisition of Worldspan, $600 million borrowed by Orbitz Worldwide under its credit facility, $477 million of net proceeds generated by the initial public offering of 41% of Orbitz Worldwide, offset in part by $1,091 of term loans paid down with the proceeds of the Orbitz Worldwide initial public offering and borrowings under its credit facilities. The source of cash for the combined nine months ended September 30, 2006 related primarily to the $3,603 million of debt proceeds and $900 million in capital contributions received in connection with the Acquisition.

Debt and Financing Arrangements

Senior Secured Credit Facilities

        Our original senior secured credit facilities provided senior secured financing of $2,600 million, consisting of (i) a $2,200 million term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility. During July 2007, in connection with the proceeds received from the Orbitz Worldwide initial public offering and the proceeds received from the Orbitz Worldwide term loan borrowings, we repaid approximately $1 billion under the senior secured credit facility. In May 2007, we amended our senior secured credit agreement to allow for (i) borrowings of $1,040 million of additional term loans for the acquisition of Worldspan on August 21, 2007; (ii) an increase of $25 million under our revolving credit facility; (iii) an increase of $25 million in the synthetic letter of credit facility, and (iv) a reduction in the interest rate on our Euro-denominated term loans from EURIBOR plus 2.75% to EURIBOR plus 2.5%.

        The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swingline borrowings.

        Travelport LLC is the borrower (the "Borrower") under the senior secured credit facilities. All obligations under the senior secured credit agreement are unconditionally guaranteed by the Parent Guarantor, Intermediate Parent Guarantor (each, as defined in our credit agreement) and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries.

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

        As of September 30, 2007, borrowings under the U.S. term loan facility bear interest at LIBOR plus 2.25% with respect to the dollar-denominated facility, and EURIBOR plus 2.25% with respect to the Euro-denominated facility. Borrowings under the $300 million revolving credit facility bear interest at LIBOR plus 2.25%. Under the $150 million synthetic letter of credit facility, we must pay a facility fee equal to the applicable margin under the U.S. term loan facility on the amount on deposit. The applicable margin for borrowings under the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted subject to our leverage ratios. At September 30, 2007, there were no borrowings outstanding under the revolving credit facility, and we had commitments of approximately $114 million outstanding under our synthetic letter of credit facility.

        During the nine months ended September 30, 2007, we made a $100 million discretionary repayment of amounts outstanding under the term loan portion of our senior secured credit facility and repaid approximately $14 million of term loans as required under the agreement. In addition, the amounts outstanding under the Euro-denominated facility and Euro-denominated notes increased by approximately $94 million as a result of foreign exchange fluctuations, which are offset with foreign exchange hedge instruments contracted by us. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance sheet.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

        The senior secured credit facilities are subject to amortization and prepayment requirements and contain various covenants, events of default and other provisions.

Senior Notes and Senior Subordinated Notes

        On August 23, 2006, in connection with the Acquisition, we issued $150 million of dollar denominated senior dollar floating rate notes, €235 million euro-denominated senior floating rate notes ($299 million dollar equivalent) and $450 million 9 7/8% senior fixed rate notes. The dollar-denominated floating rate senior notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro-denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The senior notes are unsecured senior obligations and are subordinated to all of our existing and future secured indebtedness (including the senior secured credit facility) and will be senior in right of payment to any existing and future subordinated indebtedness (including the senior subordinated notes). The senior notes are redeemable at our option at any time, in whole or in part, at the appropriate redemption prices plus accrued interest through the redemption date.

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

        The indentures governing the senior notes and senior subordinated notes limit the Parent Guarantor's (and most or all of its subsidiaries') ability to:

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

        Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-U.S. operations of Travelport, guarantee the notes. As a result, these entities are more restricted than the issuer and the guarantors in their ability to incur indebtedness.

Orbitz Worldwide Credit Facilities

        On July 25, 2007, concurrent with its initial public offering, Orbitz entered into a $685 million credit facility consisting of (i) a $600 million term loan facility; (ii) a $50 million revolving credit facility; and (iii) a $35 million alternative currency revolving credit facility. Orbitz Worldwide is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount, commencing on December 31, 2007. Borrowings under the term loan facility bear interest at a variable rate of LIBOR plus 300 basis points or an alternative base rate. Borrowings under the revolving credit facilities bear interest LIBOR plus 2.50 or an alternative base rate. At September 30, 2007, there were no amounts outstanding under the revolving credit facilities.

        The applicable margin for borrowings under the term loan facility and the revolving credit facility may be reduced subject to Orbitz's attaining certain leverage ratios.

        Orbitz Worldwide used approximately $477 million of net proceeds from its initial public offering and $530 million from its term loan borrowings to repay indebtedness it owed to us and to pay us a dividend. We used such proceeds to repay approximately $1 billion outstanding under its senior secured credit facilities.

Orbitz Worldwide Initial Public Offering

        On July 25, 2007, Orbitz Worldwide completed an initial public offering of approximately 41% of its equity for net proceeds of approximately $477 million. In addition, Orbitz Worldwide entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan and a six-year senior secured revolving credit facility that provide for borrowings up to $85 million. Approximately $530 million of these proceeds were used to repay indebtedness owed to us and to pay us a dividend. We used these proceeds to repay a portion of our senior secured credit facility.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at September 30, 2007 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt are designated as cash flow hedges.

Contractual Obligations

        The following table summarizes our future contractual obligations as of September 30, 2007. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date, (ii) payments that may result from the transfer to us of certain assets by Avis Budget, (iii) income tax payments related to FIN 48, for which the timing is uncertain or (iv) the various guarantees described in the notes to the financial statements included elsewhere herein.

(in millions)	Q4 2007	2008	2009	2010	2011	2012	Thereafter	Total
Debt	$7	$30	$29	$30	$24	$17	$4,219	$4,356
Interest payments(a)	94	369	368	367	367	367	568	2,500
Operating leases	19	78	71	66	48	29	129	440
Other purchase commitments(b)	27	110	85	72	58	13	—	365

Total	$147	$587	$553	$535	$497	$426	$4,916	$7,661

(a)
Excludes the effects of hedging instruments on our variable rate debt

(b)
Primarily reflects our agreement with IBM for data center services

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2007 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Item 4. Controls and Procedures

  (a)
  Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

  (b)
  Internal Controls Over Financial Reporting.    There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        As reported by the Company in its 2006 Financial Statements included in its Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended, in September 2005, Worldspan and Orbitz, LLC filed separate lawsuits against the other, each alleging various claims. On August 21, 2007, the parties agreed to stay both the state and federal actions. On September 18, 2007, the Circuit Court of Cook County dismissed all pending claims between the parties with prejudice. Other than as discussed above, there are no material changes from the description of our legal proceedings as previously disclosed.

Item 1A. Risk Factors

        There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 filed with the SEC on May 8, 2007, as amended.

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

TRAVELPORT LIMITED
Date: November 14, 2007	/s/ MICHAEL E. RESCOE
Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: November 14, 2007	/s/ WILLIAM J. SEVERANCE
William J. Severance Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007.
10.1	Form of Travelport 2007 Supplemental Profit Sharing Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 25, 2007 (dated July 19, 2007)).
10.2	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.3	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.4	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.5	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated Juy 23, 2007)).
10.6	Form of TDS Investor (Cayman) L.P. Fourth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.7	Form of Amendment No. 1 to Management Equity Award Agreement (Restricted Equity Units (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.8	Form of Amendment No. 1 to Management Equity Award Agreement (Profits Interests) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.9	Form of Management Equity Award Agreement (Senior Leadership Team) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.10	Form of Management Equity Award Agreement for Gordon Wilson (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.11	TDS Investor (Cayman) L.P. Second Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
FORWARD-LOOKING STATEMENTS
  PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
TRAVELPORT LIMITED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in millions)
TRAVELPORT LIMITED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in millions)
TRAVELPORT LIMITED CONDENSED BALANCE SHEETS (Unaudited) (in millions, except share data)
TRAVELPORT LIMITED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
TRAVELPORT LIMITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended September 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Nine Months Ended September 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS July 13, 2006 (Formation Date) through September 30, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of September 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS For the Nine months Ended September 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS July 13, 2006 (Formation Date) through September 30, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS July 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS January 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) CONSOLIDATING CONDENSED CASH FLOWS For the period January 1, 2006 through August 22, 2006
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX