Form 10-Q/A
period 2007-03-31
Travelport LTD
filed 2008-01-25
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, originally filed on May 14, 2007 (the "Original Filing"), to amend and restate our consolidated financial statements as of December 31, 2006 and our condensed consolidated financial statements as of March 31, 2007 and for the three month period ended March 31, 2007. The restatement is discussed in Note 2 to the condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2007, we determined that an error existed in our financial statements relating to our accounting for certain revenue transactions within our Orbitz Worldwide and GDS segments.

        The Company determined that errors existed in its financial statements primarily relating to its accounting for certain revenue and expense transactions as well as the fair value of deferred tax balances.

        All information in this Form 10-Q/A is as of the original filing date and does not reflect any subsequent information or events other than the restatement discussed in Note 2. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety; however, the following items have been amended to reflect the restatement:

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures
Item 6.	Exhibits

        In accordance with the applicable rules, this Form 10-Q/A also includes updated certifications from our Chief Executive Officer and our Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors" in this report and in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 30, 2007, as amended, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	As Restated (See Note 2)	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net revenue	$673	$636

Costs and expenses
Cost of revenue	281	278
Selling, general and administrative	263	250
Separation and restructuring charges	23	7
Depreciation and amortization	55	49
Other expense (income), net	1	(6)

Total costs and expenses	623	578

Operating income	50	58
Interest expense, net	(85)	(12)

Income (loss) from continuing operations before income taxes	(35)	46
Benefit for income taxes	(3)	(2)

Income (loss) from continuing operations, net of tax	(32)	48
Loss from discontinued operations, net of tax	—	(1)

Net income (loss)	$(32)	$47

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(in millions, except share data)

	As Restated (See Note 2)
	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$221	$97
Accounts receivable, net	428	447
Deferred income taxes	14	13
Other current assets	135	161
Assets held for sale	43	—

Total current assets	841	718
Property and equipment, net	482	517
Goodwill	2,155	2,146
Trademarks and tradenames	710	707
Other intangible assets, net	1,593	1,633
Deferred income taxes	32	34
Other non-current assets	373	381

Total assets	$6,186	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$336	$308
Accrued expenses and other current liabilities	891	830
Current portion of long term debt	24	24
Deferred income taxes	12	13

Total current liabilities	1,263	1,175
Long-term debt	3,633	3,623
Deferred income taxes	251	247
Tax sharing liability	128	125
Other non-current liabilities	158	197

Total liabilities	5,433	5,367

Commitments and contingencies (note 8)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	913	908
Accumulated deficit	(183)	(150)
Accumulated other comprehensive income	23	11

Total shareholders' equity	753	769

Total liabilities and shareholders' equity	$6,186	$6,136

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	As Restated (See Note 2)	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating activities of continuing operations
Net income (loss)	$(32)	$47
Loss from discontinued operations	—	(1)

Income (loss) from continuing operations	(32)	48
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations
Depreciation and amortization	55	49
Deferred income taxes	1	(5)
Provision for bad debts	3	3
Gain on sale of property	1	(7)
Amortization of debt issuance costs	5	—
Non-cash charges related to tax sharing liability	3	3
Equity based compensation	3	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	22	24
Other current assets	—	3
Accounts payable, accrued expenses and other current liabilities	101	86
Other	1	(6)

Net cash provided by operating activities of continuing operations	163	198

Investing activities of continuing operations
Property and equipment additions	(32)	(34)
Businesses acquired, net of cash	(5)	(21)
Net intercompany funding with Avis Budget	—	(36)
Proceeds from asset sales	—	10
Other	1	2

Net cash used in investing activities of continuing operations	(36)	(79)

Financing activities of continuing operations
Principal payments on borrowings	(6)	(1)
Issuance of common stock	2	—

Net cash used in financing activities of continuing operations	(4)	(1)

Effect of changes in exchange rates on cash & cash equivalents	1	(1)

Net increase in cash and cash equivalents from continuing operations	124	117

Cash used in discontinued operations
Investing activities	—	(1)

Cash and cash equivalents at beginning of period	97	93

Cash and cash equivalents at end of period	221	209
Less cash of discontinued operations	—	(4)

Cash and cash equivalents of continuing operations	$221	$205

Supplemental disclosure of cash flow information

Interest payments	$118	$10

Income tax payments, net	$4	$9

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2006 (as restated, see note 2)	$—	$908	$(150)	$11	$769
Cumulative effect of change in accounting principle—FIN 48	—	—	(1)	—	(1)

Balance at January 1, 2007 (as restated, see note 2)	—	908	(151)	11	768
Issuance of common stock	—	2	—	—	2
Equity-based compensation	—	3	—	—	3
Net loss (as restated, see note 2)	—	—	(32)	—
Currency translation adjustment, net of tax	—	—	—	17
Unrealized loss on cash flow hedges, net of tax	—	—	—	(5)
Total comprehensive loss (as restated, see note 2)					(20)

Balance as of March 31, 2007 (as restated, see note 2)	$—	$913	$(183)	$23	$753

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions, except share data)

1. Basis of Presentation

        Travelport Limited (hereafter "Travelport" or the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest travel conglomerates. It operates 20 leading brands, including Galileo, a global distribution system (GDS); Orbitz Worldwide, an on-line travel agency; and Gullivers Travel Associates, a wholesaler of travel content. The Company has approximately 8,000 employees and operates in 130 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California and One Equity Partners of New York.

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

2. Restatement

        In December 2007, the Company identified errors at a subsidiary within its GDS segment associated with subscriber activities related to (1) the recording of revenue and (2) the estimation of financial assistance expense. These errors resulted in an overstatement of revenue and an understatement of cost of revenue and accrued expenses. As a result of these errors, management determined to restate the Company's previously issued financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007.

        In addition, the Company identified errors in (1) the recording of certain revenue transactions within its Orbitz Worldwide segment, resulting in an overstatement of revenue and (2) the estimation of the fair value of deferred tax balances recorded as part of the Acquisition, resulting in the overstatement of goodwill. In concluding to restate the previously issued financial statements identified above, management determined to also correct these and other immaterial errors in the appropriate accounting periods.

        The following tables present the effect of correcting these errors on previously issued financial statements.

CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2007
	As Previously Reported	As Restated
Net revenue	$668	$673

Cost of expenses
Cost of revenue	280	281
Selling, general and administrative	265	263
Separation and restructuring charges	23	23
Depreciation and amortization	55	55
Other expense, net	1	1

Total costs and expenses	624	623

Operating income	44	50
Interest expense, net	(86)	(85)

Loss from continuing operations before income taxes	(42)	(35)
Benefit for income taxes	(3)	(3)

Net loss	$(39)	$(32)

CONDENSED BALANCE SHEETS

	March 31, 2007		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$221	$221	$97	$97
Accounts receivable, net	436	428	454	447
Deferred income taxes	8	14	6	13
Other current assets	136	135	155	161
Assets held for sale	43	43	42	—

Total current assets	844	841	754	718
Property and equipment, net	480	482	474	517
Goodwill	2,174	2,155	2,165	2,146
Trademarks and tradenames	710	710	707	707
Other intangible assets, net	1,593	1,593	1,634	1,633
Deferred income taxes	9	32	12	34
Other non-current assets	373	373	384	381

Total assets	$6,183	$6,186	$6,130	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$336	$336	$308	$308
Accrued expenses and other current liabilities	903	891	821	830
Current portion of long-term debt	24	24	24	24
Deferred income taxes	12	12	13	13

Total current liabilities	1,275	1,263	1,166	1,175
Long-term debt	3,633	3,633	3,623	3,623
Deferred income taxes	251	251	247	247
Tax sharing liability	128	128	125	125
Other non-current liabilities	144	158	194	197

Total liabilities	5,431	5,433	5,355	5,367

Commitments and contingencies
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—	—	—
Additional paid in capital	913	913	908	908
Accumulated deficit	(184)	(183)	(144)	(150)
Accumulated other comprehensive income (loss)	23	23	11	11

Total shareholders' equity	752	753	775	769

Total liabilities and shareholders' equity	$6,183	$6,186	$6,130	$6,136

CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007
	As Previously Reported	As Restated
Operating activities
Net loss	$(39)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	55	55
Deferred income taxes	1	1
Provision for bad debts	3	3
Loss on sale of property	1	1
Amortization of debt issuance costs	5	5
Non-cash charges related to tax sharing liability	3	3
Non-cash Travelport equity grants	3	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	20	22
Other current assets	(8)	—
Accounts payable, accrued expenses and other current liabilities	110	101
Other	9	1

Net cash provided by operating activities	$163	$163

3. Cumulative Effect of Change in Accounting Principle—FIN 48

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of SFAS No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and as a result of its application has recorded an additional income tax liability of approximately $32 million at March 31, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The interest on such liability for the period subsequent to the acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning retained earnings balance.

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

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects a reduction of approximately $4 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized would affect the effective tax rate would be $11 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$27
Additions during 2007	5

Balance at March 31, 2007	$32

        The balance as of March 31, 2007 includes tax positions for which the ultimate deductibility is highly certain but for which great uncertainty as to the timing of such deductions exists. The net value of such positions is $0.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million for purposes of increasing its unrecognized tax benefits, to reflect interest and penalties accrued during 2007.

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

        The restructuring charges included within "Other non-cash reduction" in the table above include asset impairments and consulting fees. Approximately $18 million, $1 million and $1 million of the restructuring costs have been recorded within the Galileo, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million is recorded within Corporate and unallocated. The Company expects to incur additional restructuring charges during 2007, primarily within the Galileo segment.

6. Intangible Assets

        Intangible assets consisted of:

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,155			$2,146

Trademarks and tradenames	$710			$707

Amortizable Intangible Assets
Customer relationships	$1,618	$76	$1,542	$1,608	$45	$1,563
Vendor relationships and other	52	1	51	71	1	70

	$1,670	$77	$1,593	$1,679	$46	$1,633

        The changes in the carrying amount of goodwill for the Company between December 31, 2006 and March 31, 2007 are as follows:

	Balance at December 31, 2006	Goodwill Acquired	Adjustments to Goodwill Acquired in 2006	Foreign Exchange	Balance March 31, 2007
Orbitz Worldwide	$1,242	$—	$(24)	$—	$1,218
GTA	741	—	7	8	756
Galileo	163	—	18	—	181

	$2,146	$—	$1	$8	2,155

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions, except share data)

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

        During the three months ended March 31, 2007, the Company repaid approximately $6 million of debt under our senior secured credit facility as required under our senior secured credit agreement. In addition, the Euro-denominated facility and notes increased by approximately $16 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance Sheet. At March 31, 2007, there were no borrowings outstanding under the revolving credit facility and there were approximately $62 million and $123 million of letter of credit issuances outstanding under the revolving credit facility and the synthetic letter of credit facility, respectively.

8. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2006 Financial Statements included in its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008.

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

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

        The Company's separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independent of the Company's separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Company. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. The Company is not able to predict the amount of such tax liability, if any. To the extent that the Company's obligation to indemnify Avis Budget subjects the Company to additional costs, such costs would be treated as adjustment to the purchase price, increasing tax-deductible goodwill, and could significantly and negatively affect the Company's financial condition.

9. Equity-Based Compensation

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and partnership interests in the partnership, that controls the Company. The Company's board of directors approved the grant of up to 100 million restricted equity units. The equity awards issued consist of four classes of partnership interests. The Class A-2 equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of a liquidity event and subject to certain other performance criteria. None of the awards require the payment of an exercise price by the recipient.

        The activity of the Company's equity award program is presented below:

			Partnership Interests
	Restricted Equity Units Class A-2
			Class B		Class C		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2007	36,372,213	$1.00	11,278,539	$0.49	11,278,539	$0.43	11,278,539	$0.38
Granted at fair market value	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(1,177,025)	—	(228,311)	—	(228,311)	—	(228,311)	—

Balance at March 31, 2007	35,195,188	$1.00	11,050,228	$0.49	11,050,228	$0.43	11,050,228	$0.38

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

10. Segment Information

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

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Company	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Galileo
Net revenue	$414	$403
Segment EBITDA	117	132
Orbitz Worldwide
Net revenue	212	185
Segment EBITDA	23	15
GTA
Net revenue	64	62
Segment EBITDA	—	(8)
Corporate and other
EBITDA(a)	(35)	(32)
Intersegment eliminations(b)
Net revenue	(17)	(14)
Combined Totals
Revenue	$673	$636
EBITDA	$105	$107

(a)
Other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to income before income taxes:

	Company	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
EBITDA	$105	$107
Interest expense, net	(85)	(12)
Depreciation and amortization	(55)	(49)

Income (loss) from continuing operations before income taxes	$(35)	$46

        Provided below is a reconciliation of segment assets to total assets:

	March 31, 2007	December 31, 2006
Galileo	$1,872	$1,825
Orbitz Worldwide	2,059	2,058
GTA	1,986	1,935
Corporate and other	269	318

Total	$6,186	$6,136

11. Guarantor and Non-Guarantor Condensed Financial Statements

        The following condensed financial information presents the Company's Consolidated Condensed Balance Sheet as of March 31, 2007 and December 31, 2006 and the Consolidated Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (e) the Company and Predecessor on a Consolidated and Combined basis, respectively.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$325	$363	$(15)	$673

Cost and expenses
Cost of revenue	—	—	—	107	189	(15)	281
Selling, general and administrative	—	—	—	100	163	—	263
Separation and restructuring charges	—	—	—	23	—	—	23
Depreciation and amortization	—	—	—	35	20	—	55
Other income, net	—	—	—	1	—	—	1

Total costs and expenses	—	—	—	266	372	(15)	623

Operating income	—	—	—	59	(9)	—	50
Interest (expense) income, net	—	—	(83)	(4)	2	—	(85)
Equity in earnings of subsidiaries	(32)	(29)	54	—	—	7	—

Income(loss) before income taxes	(32)	(29)	(29)	55	(7)	7	(35)
Provision (benefit) for income taxes	—	—	—	1	(4)	—	(3)

Net income (loss)	$(32)	$(29)	$(29)	$54	$(3)	$7	$(32)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$47	$174	$—	$221
Accounts receivable	—	—	—	82	346	—	428
Deferred income taxes	—	—	—	5	9	—	14
Other current assets	5	—	33	27	70	—	135
Assets held for sale	—	—	—	—	43		43

Total current assets	5	—	33	161	642	—	841
Investment in subsidiary/intercompany	608	(1,275)	1,192	—	—	(525)	—
Property and equipment, net	—	—	—	369	113	—	482
Goodwill	—	—	—	977	1,178	—	2,155
Trademarks and tradenames	—	—	—	528	182	—	710
Other intangible assets, net	—	—	—	907	686	—	1,593
Deferred income taxes	—	—	—	(6)	38	—	32
Other non-current assets	140	—	69	115	49	—	373

Total assets	$753	$(1,275)	$1,294	$3,051	$2,888	$(525)	$6,186

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$92	$244	$—	$336
Accrued expenses and other current liabilities	—	—	14	417	460	—	891
Current portion of long-term debt	—	—	22	2	—	—	24
Deferred income taxes	—	—	—	3	9	—	12

Total current liabilities	—	—	36	514	713	—	1,263
Long-term debt	—	—	3,632	1	—	—	3,633
Deferred income taxes	—	—	—	1	250	—	251
Tax sharing liability	—	—	—	128	—	—	128
Other non-current liabilities	—	—	—	116	42	—	158

Total liabilities	—	—	3,668	760	1,005	—	5,433
Total shareholders' equity/intercompany	753	(1,275)	(2,374)	2,291	1,883	(525)	753

Total liabilities and shareholders' equity	$753	$(1,275)	$1,294	$3,051	$2,888	$(525)	$6,186

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	369	—	447
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	63	—	161

Total current assets	—	—	59	141	518	—	718
Investment in subsidiary/intercompany	769	(1,216)	2,325	—	—	(1,878)	—
Property and equipment, net	—	—	—	362	155	—	517
Goodwill	—	—	—	924	1,222	—	2,146
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	679	—	1,633
Deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	118	138	—	381

Total assets	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	367	408	—	830
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13

Total current liabilities	—	—	77	444	654	—	1,175
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	139	32	—	197

Total liabilities	—	—	3,725	708	934	—	5,367
Total shareholders' equity/intercompany	769	(1,216)	(1,216)	2,325	1,985	(1,878)	769

Total liabilities and shareholders' equity	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(32)	$(29)	$(29)	$54	$(3)	$7	$(32)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	35	20	—	55
Deferred income taxes	—	—	—	1	—	—	1
Provision for bad debts	—	—	—	—	3	—	3
Gain on sale of property	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	5	—	—	—	5
Non-cash charges related to tax sharing liability	—	—	—	3	—	—	3
Equity based compensation	—	—	—	3	—	—	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(4)	26	—	22
Other current assets				(9)	9		—
Accounts payable, accrued expenses and other current liabilities	—	—	—	(21)	122	—	101
Investment in subsidiaries	32	29	(54)	—	—	(7)	—
Other	—	—	—	0	1	—	1

Net cash provided by (used in) operating activities	—	—	(78)	62	179	—	163

Investing activities
Property and equipment additions	—	—	—	(26)	(6)	—	(32)
Acquisition related payments	—	—	—	(7)	2	—	(5)
Net intercompany funding	(2)	—	84	(1)	(81)	—	—
Other	—	—	—	—	1	—	1

Net cash provided by (used in) investing activities	(2)	—	84	(34)	(84)	—	(36)

Financing activities
Principal payments on borrowings	—	—	(6)	—	—	—	(6)
Issuance of common stock	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities	2	—	(6)	—	—	—	(4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1

Net increase in cash and cash equivalents	—	—	—	28	96	—	124
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97

Cash and cash equivalents at end of year	$—	$—	$—	$47	$174	$—	$221

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

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

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$305	$346	$(15)	$636

Cost and expenses
Cost of revenue	—	139	154	(15)	278
Selling, general and administrative	—	96	154	—	250
Separation and restructuring charges	—	7	—	—	7
Depreciation and amortization	—	28	21	—	49
Other general income, net	—	—	(6)	—	(6)

Total costs and expenses	—	270	323	(15)	578

Operating income	—	35	23	—	58
Interest expense, net	—	(6)	(6)	—	(12)
Equity in earnings of subsidiaries	47	—	—	(47)	—

Income before income taxes	47	29	17	(47)	46
Provision (benefit) for income taxes	—	6	(8)	—	(2)

Income from continuing operations, net of tax	47	23	25	(47)	48
Loss from discontinued operations, net of tax	—	—	(1)	—	(1)

Net income	$47	$23	$24	$(47)	$47

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions except share data)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income	$47	$23	$24	$(47)	$47
Loss from discontinued operations	—	—	(1)	—	(1)

Income from continuing operations	47	23	25	(47)	48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	28	21	—	49
Deferred income taxes	—	2	(7)	—	(5)
Provision for bad debts	—	1	2	—	3
Gain on sale of property	—	(7)	—	—	(7)
Non-cash charges related to tax sharing liability	—	3	—	—	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	62	(38)	—	24
Other current assets	—	—	3	—	3
Accounts payable, accrued expenses and other current liabilities	—	40	46	—	86
Investment in subsidiaries	(47)	—	—	47	—
Other	—	39	(45)	—	(6)

Net cash provided by operating activities of continuing operations	—	191	7	—	198

Investing activities of continuing operations
Property and equipment additions	—	(25)	(9)	—	(34)
Net assets acquired, net of cash acquired and acquisition-related payments	—	—	(21)	—	(21)
Net intercompany funding to Avis Budget	—	(165)	129	—	(36)
Proceeds from asset sales	—	10	—	—	10
Decrease in restricted cash	—	—	2	—	2

Net cash provided by (used in) investing activities of continuing operations	—	(180)	101	—	(79)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(1)	—	(1)

Net cash used in financing activities of continuing operations	—	—	(1)	—	(1)

Effect of changes in exchange rates on cash and cash equivalents	—	—	(1)	—	(1)

Net increase in cash and cash equivalents from continuing operations	—	11	106	—	117
Cash used in discontinued operations
Investing activities	—		(1)	—	(1)
Cash and cash equivalents at beginning of year	—	13	80	—	93

Cash and cash equivalents at end of period	—	24	185	—	209
Less cash of discontinued operations	—	—	(4)	—	(4)

Cash and cash equivalents at end of year	$—	$24	$181	$—	$205

12. Subsequent Event

        On May 7, 2007 the Company made a discretionary $100 million payment on its term loan facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 financial statements included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 2—Restatement to the condensed financial statements. Unless otherwise noted, all dollar amounts are in millions.

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

RESULTS OF OPERATIONS

        The financial statements present our results for the three months ended March 31, 2006 on a "predecessor basis" (reflecting Travelport's ownership by Avis Budget). Though the Company was formed on July 13, 2006, its operations were limited to entering into derivative transactions related to the debt that was subsequently issued, until the acquisition of the Travelport businesses of Avis Budget on August 23, 2006.

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

	Three Months Ended March 31,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$673	$636	$37	6

Costs and expenses
Cost of revenue	281	278	3	1%
Selling, general and administrative	263	250	13	5%
Separation and restructuring charges	23	7	16	*
Depreciation and amortization	55	49	6	12%
Other expense (income), net	1	(6)	7

Total costs and expenses	623	578	45	*

Operating income	50	58	(8)	*
Interest expense, net	(85)	(12)	(73)	*

Income (loss) before income taxes	(35)	46	(81)	*
Benefit for income taxes	(3)	(2)	(1)	*

Income (loss) from continuing operations	(32)	48	(80)	*
Loss from discontinued operations net of tax	—	(1)	1

Net income (loss)	$(32)	$47	$(79)	*

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

        Our results on a segment basis for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 are as follows:

	Three Months Ended March 31,				Change
			Predecessor
	2007		2006		$	%
Galileo
Net revenue	$414	(a)	$403		$11	3
Segment EBITDA	117	(b)	132	(c)	(15)	(11)
Orbitz Worldwide
Net revenue	212	(d)	185		27	15
Segment EBITDA	23	(e)	15	(f)	8	53
GTA
Net revenue	64	(g)	62		2	3
Segment EBITDA	—	(h)	(8)	(i)	8	100
Corporate and other(l)
EBITDA	(35	)(j)	(32	)(k)	(3)	(9)
Intersegment Eliminations
Net revenue	(17)		(14)		(3)	(21)
Combined Totals
Net revenue	673		636		37	6
EBITDA	105		107		(2)	(2)

    (a)
    Includes acquisition and related adjustments of $2 million.

    (b)
    Includes acquisition related adjustment of $2 million and $18 million of restructuring costs.

    (c)
    Includes $6 million of net gains realized primarily on the sale of a facility.

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

    (l)
    Other includes corporate general and administrative costs not allocated to the segments.

        Provided below is a reconciliation of EBITDA to income before income taxes:

EBITDA	$105	$107
Depreciation and amortization	(55)	(49)
Interest expense, net	(85)	(12)

Income (loss) from continuing operations before income taxes	$(35)	$46

NET REVENUE

        The net revenue increase of $37 million (6%) includes a $16 million reduction to revenue due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations for the first quarter 2007 as a reduction to net revenue and segment EBITDA within our Orbtiz Worldwide, GTA and Galileo segments of $12 million, $2 million and $2 million, respectively.

        In addition to acquisition related adjustments, net revenue increased $53 million (8%) as a result of incremental revenue of Orbitz Worldwide, GTA and Galileo of $39 million (21%), $4 million (6%) and $13 million (3%), respectively, including incremental intersegment revenue eliminations of $3 million.

        In addition to acquisition related adjustments of $2 million, Galileo net revenue increased $13 million (3%) primarily due to a $9 million increase in GDS booking fees and a $5 million increase in other distribution revenue, partially offset by a $1 million decrease in subscriber fees. GDS revenue increased $9 million or 3% primarily due to the 2% growth in total segments. Americas revenue decreased $9 million, (7%) mainly due to a 13% decline in yield, offset by a 2% increase in segments. The yield decline is caused by our new long term agreements signed in the third quarter of 2006 under the Galileo Content Continuity Program that assure that our travel agency customers have full airline content. Internationally, revenue increased $18 million (7%) due to a 3% increase in segments and yield growth of 5%. Other distribution revenue increased $5 million, or 14%, due to a $3 million increase in our hosting agreement with United Airlines.

        Orbitz Worldwide net revenue increased $27 million (15%), including $12 million of acquisition related adjustments, primarily as a result of a 21% increase in gross bookings across our online consumer brands, including increases in Orbitz Worldwide, CheapTickets, ebookers and Flairview. The increase in gross bookings resulted in incremental air revenue and non-air revenue and other revenue of $21 million and $15 million and $3 million respectively, before the impact of acquisition related adjustments. We believe the increase in gross bookings is attributable to air, hotel and dynamic packaging growth on our Orbitz Worldwide and CheapTickets sites and strong growth at ebookers driven by improved operations, more effective marketing and broader content.

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

COST OF REVENUE

        The cost of revenue increase of $3 million (1%) is primarily due to an increase in Orbitz Worldwide of $11 million (20%), partially offset by decreases within our GTA and Galileo segments of $5 million (24%) and $1 million, respectively, and incremental intersegment cost of revenue eliminations of $2 million.

        Galileo cost of revenue decreased $1 million primarily due to a $7 million decrease in telecommunications and technology costs, offset by $6 million increase in commission and inducements to support an increase in worldwide bookings. The telecommunications and technology cost reductions reflect the restructuring actions implemented during 2006.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

        The SG&A increase of $13 million (5%) includes $7 million of non-recurring charges and $2 million of incremental equity based compensation charges. Excluding such adjustments SG&A increased $4 million (2%) primarily as a result of increases of $8 million (7%) and $1 million (2%) within Orbitz Worldwide and Galileo, respectively, offset by a decrease within Corporate and other of $5 million (19%).

        Galileo SG&A increased $1 million, reflecting a $6 million increase in foreign exchange expense partially offset by a $5 million decrease in other general and administrative expenses primarily as a result of cost savings initiatives implemented during 2006.

        Orbitz Worldwide SG&A increased $8 million, reflecting $12 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz Worldwide and Flairview brands, partially offset by a $4 million decrease in general and administrative expenses primarily as a result of $2 million of expense saving realized during 2007 as a result of restructuring actions implemented during 2006.

        GTA SG&A remained constant, reflecting additional administrative costs allocated to the segment as a result of the Travelport segment realignment, offset by savings realized as a result of the restructuring actions taken at Octopus Travel.

        Corporate and other SG&A increased $5 million primarily as a result of $12 million of incremental cost discussed in the notes to the above table partially offset by a $7 million reduction in administrative costs primarily as a result of savings initiatives implemented during 2006.

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

OTHER INCOME

        Other income decreased $7 million primarily due to a one time benefit of $6 million in 2006 relating to gain on the sale of a facility, offset a $1 million loss on sale of assets in 2007, primarily within the Galileo segment.

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

INTEREST EXPENSE

        Interest expense increased $73 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition. Interest expense related to this debt was $90 million for the quarter, including $5 million in amortization of deferred financing fees. These amounts were offset by $12 million of interest incurred in 2006, primarily relating to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget.

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

Cash Flows

        At March 31, 2007, we had $221 million of cash and cash equivalents, an increase of $124 million as compared to December 31, 2006. The following table summarizes such increase:

	Three Months Ended March 31,
			Change $
	2007	2006
Cash provided by (used in):
Operating activities	$163	$198	$(35)
Investing activities	(36)	(79)	43
Financing activities	(4)	(1)	(3)
Effects of exchange rate changes	1	(1)	2

Net change in cash and cash equivalents	$124	$117	$7

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

        Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-U.S. operations of Travelport, guarantee the notes. These entities are more restricted than Travelport LLC and the guarantors in their ability to incur indebtedness. See "Description of Senior Notes—Certain Covenants" and "Description of Senior Subordinated Notes—Certain Covenants" in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended.

        As of March 31, 2007 we were in compliance with all restrictive and financial covenants related to long-term debt.

New Parent Company PIK Loan

        Our parent company, Travelport Holdings Limited, entered into a credit agreement during the first quarter of 2007 for a $1.1 billion senior unsecured pay-in-kind ("PIK") term loan. Interest is capitalized quarterly in arrears at a rate starting at LIBOR + 700 basis points for the first 18 months, increasing to LIBOR + 750 basis points for the next 12 months and then increasing to LIBOR plus 800 basis points thereafter. Interest will be paid in kind unless our parent company elects to pay in cash. The PIK loan is not prepayable for the first eight months and then would be prepayable at par for the next 13 months and then at declining premiums thereafter. The PIK loan is due five years after it was made. Travelport Holdings Limited is using the net proceeds from the borrowings of the PIK term loan to pay a dividend to its shareholders.

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

Contractual Obligations

        Our future contractual obligations have not changed significantly from the amounts reported within our 2006 financial statements included in our Current Report on Form 8-K filed with the SEC on January 25, 2008. Any changes to our obligations related to our indebtedness are presented above within the section entitled "Debt and Financing Arrangements."

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

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the "Act") is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        In connection with the Original Filing, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of March 31, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act for the period indicated.

        Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and filing of this Amendment No. 1 on Form 10-Q/A, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

        In light of this material weakness, the Company performed additional analyses and other post-closing procedures to ensure the Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

(b) Internal Control over Financial Reporting

        We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, in connection with the 2007 audit of our financial statements we and our independent registered public accountants identified certain deficiencies in our internal control over financial reporting that resulted in errors in the Company's previously issued financial statements. Management has concluded that the deficiencies in internal control over financial reporting constitute a material weakness. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

        The material weakness resulted from (1) the inadequate design of controls to ensure the accurate estimation of financial assistance expense related to certain travel agency subscriber activities and (2) failure to execute designed monitoring and account reconciliation controls to identify errors in related account balances. These control deficiencies resulted in errors in certain account balances, resulting in an overstatement of revenue and an understatement of financial assistance expense.

(c) Changes in Internal Control over Financial Reporting

        There was no change in internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

        We are in the process of developing a remediation plan to address the material weakness described above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no material changes from the description of our legal proceedings disclosed in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended.

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 filed with the SEC on March 30, 2007, as amended, other than the material weakness disclosed in Item 4.

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

TRAVELPORT LIMITED
Date: January 25, 2008	/s/ MICHAEL E. RESCOE Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: January 25, 2008	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
Table of Contents
FORWARD-LOOKING STATEMENTS
  PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
TRAVELPORT LIMITED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in millions)
TRAVELPORT LIMITED CONDENSED BALANCE SHEETS (in millions, except share data)
TRAVELPORT LIMITED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
TRAVELPORT LIMITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (in millions)
TRAVELPORT LIMITED NOTES TO FINANCIAL STATEMENTS (Unaudited) (Unless otherwise noted, all amounts are in millions, except share data)
CONDENSED STATEMENT OF OPERATIONS
CONDENSED BALANCE SHEETS
CONDENSED STATEMENT OF CASH FLOWS
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of March 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS For the Three Months Ended March 31, 2007
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS For the Three Months Ended March 31, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2006
RESULTS OF OPERATIONS
SIGNATURES
EXHIBIT INDEX