Form 10-Q/A
period 2007-06-30
Travelport LTD
filed 2008-01-25
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)
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

        As of August 14, 2007, there were 12,000 shares of the Registrant's common stock, par value $1.00 per share, outstanding.

EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, originally filed on August 14, 2007 (the "Original Filing"), to amend and restate our consolidated financial statements as of December 31, 2006 and our condensed consolidated financial statements as of June 30, 2007 and for the three and six month period ended June 30, 2007. The restatement is discussed in Note 2 to the condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended June 30, 2007, we determined that an error existed in our financial statements relating to our accounting for certain revenue transactions within our Orbitz Worldwide and GDS segments.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors" in this report and in our Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on March 30, 2007, as amended, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	As Restated (See Note 2)		Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net revenue	$723	$1,396	$693	$1,329

Costs and expenses
Cost of revenue	287	568	281	559
Selling, general and administrative	307	570	257	507
Separation and restructuring charges	6	29	31	38
Depreciation and amortization	52	107	48	97
Impairment of intangible assets	—	—	1,194	1,194
Other expense (income), net	1	2	1	(5)

Total costs and expenses	653	1,276	1,812	2,390

Operating income (loss)	70	120	(1,119)	(1,061)
Interest expense, net	(83)	(168)	(11)	(23)

Loss from continuing operations before income taxes	(13)	(48)	(1,130)	(1,084)
Provision (benefit) for income taxes	8	5	(79)	(81)

Loss from continuing operations, net of tax	(21)	(53)	(1,051)	(1,003)

Loss from discontinued operations, net of tax	—	—	(3)	(4)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	(6)

Net loss	$(21)	$(53)	$(1,060)	$(1,013)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(in millions, except share data)

	As Restated (See Note 2)
	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315	$97
Accounts receivable, net	449	447
Deferred income taxes	15	13
Other current assets	193	161

Total current assets	972	718
Property and equipment, net	488	517
Goodwill	2,158	2,146
Trademarks and tradenames	713	707
Other intangible assets, net	1,569	1,633
Deferred income taxes	35	34
Other non-current assets	369	381

Total assets	$6,304	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$425	$308
Accrued expenses and other current liabilities	966	830
Current portion of long term debt	24	24
Deferred income taxes	14	13

Total current liabilities	1,429	1,175
Long-term debt	3,546	3,623
Deferred income taxes	239	247
Tax sharing liability	138	125
Other non-current liabilities	174	197

Total liabilities	5,526	5,367

Commitments and contingencies (note 9)
Shareholders' equity:
Common Stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	918	908
Accumulated deficit	(204)	(150)
Accumulated other comprehensive income	64	11

Total shareholders' equity	778	769

Total liabilities and shareholders' equity	$6,304	$6,136

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	Six Months Ended June 30, 2007	Predecessor Six Months Ended June 30, 2006
Operating activities of continuing operations
Net loss	$(53)	$(1,013)
Loss from discontinued operations	—	10

Loss from continuing operations	(53)	(1,003)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	107	97
Impairment of intangible assets	—	1,194
Deferred income taxes	(12)	(87)
Provision for bad debts	4	9
Loss on sale of property	—	(7)
Amortization of debt issuance costs	10	—
Non-cash charges related to tax sharing liability	6	—
Equity based compensation	13	2
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(2)	5
Other current assets	—	(3)
Accounts payable, accrued expenses and other current liabilities	264	231
Other	(19)	(15)

Net cash provided by operating activities of continuing operations	318	423

Investing activities of continuing operations
Property and equipment additions	(64)	(74)
Businesses acquired, net of cash and acquisition related payments	(7)	(18)
Net intercompany funding with Avis Budget	—	(71)
Proceeds from asset sales	75	6
Other	1	4

Net cash provided by (used in) investing activities of continuing operations	5	(153)

Financing activities of continuing operations
Principal payments on borrowings	(111)	(85)
Issuance of common stock	2	—

Net cash used in financing activities of continuing operations	(109)	(85)

Effect of changes in exchange rates on cash and cash equivalents	4	10

Net increase in cash and cash equivalents from continuing operations	218	195

Cash used in discontinued operations
Operating activities	—	(5)
Investing activities	—	(1)
Financing activities	—	(3)

	—	(9)

Cash and cash equivalents at beginning of period	97	88
Cash and cash equivalents at end of period	315	274
Less cash of discontinued operations	—	(8)

Cash and cash equivalents of continuing operations	$315	$266

Supplemental disclosure of cash flow information
Interest payments	$161	$16

Income tax payments, net	$16	$16

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance as of December 31, 2006 (as restated, see note 2)	$—	$908	$(150)	$11	$769
Cumulative effect of change in accounting principle—FIN 48, net of tax	—	—	(1)	—	(1)

Balance as of January 1, 2007 (as restated, see note 2)	—	908	(151)	11	768
Issuance of common stock	—	2	—	—	2
Equity-based compensation	—	8	—	—	8
Net loss (as restated, see note 2)	—	—	(53)	—
Currency translation adjustment, net of tax	—	—	—	50
Unrealized loss on cash flow hedges, net of tax	—	—	—	7
Unrealized loss on investment, net of tax	—	—	—	(4)
Total comprehensive loss (as restated, see note 2)	—	—	—	—	—

Balance as of June 30, 2007 (as restated, see note 2)	$—	$918	$(204)	$64	$778

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions, except share data)

1. Basis of Presentation

        Travelport Limited (hereafter "Travelport" or the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest travel conglomerates. It operates 20 leading brands, including Galileo, a global distribution system (GDS); and Gullivers Travel Associates, a wholesaler of travel content ("GTA"); and owns a controlling interest in Orbitz Worldwide, Inc., an online travel company ("Orbitz Worldwide"). The Company has approximately 6,000 employees and operates in 130 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California and One Equity Partners of New York.

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

2. Restatement

        In December 2007, the Company identified errors at a subsidiary within its GDS segment associated with subscriber activities related to (1) the recording of revenue and (2) the estimation of financial assistance expense. These errors resulted in an overstatement of revenue and an understatement of cost of revenue and accrued expenses. As a result of these errors, management determined to restate the Company's previously issued financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007.

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

        The following tables present the effect of correcting these errors on previously issued financial statements.

CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$724	$723	$1,392	$1,396

Cost of expenses
Cost of revenue	281	287	561	568
Selling, general and administrative	308	307	573	570
Separation and restructuring charges	6	6	29	29
Depreciation and amortization	53	52	108	107
Other expense, net	1	1	2	2

Total costs and expenses	649	653	1,273	1,276

Operating income	75	70	119	120
Interest expense, net	(81)	(83)	(167)	(168)

Loss from continuing operations before income taxes	(6)	(13)	(48)	(48)
Provision for income taxes	9	8	6	5

Net loss	$(15)	$(21)	$(54)	$(53)

CONDENSED BALANCE SHEETS

	June 30, 2007		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$315	$315	$97	$97
Accounts receivable, net	461	449	454	447
Deferred income taxes	9	15	6	13
Other current assets	195	193	155	161
Assets held for sale	—	—	42	—

Total current assets	980	972	754	718
Property and equipment, net	486	488	474	517
Goodwill	2,176	2,158	2,165	2,146
Trademarks and tradenames	713	713	707	707
Other intangible assets, net	1,569	1,569	1,634	1,633
Deferred income taxes	12	35	12	34
Other non-current assets	369	369	384	381

Total assets	$6,305	$6,304	$6,130	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$425	$425	$308	$308
Accrued expenses and other current liabilities	981	966	821	830
Current portion of long-term debt	24	24	24	24
Deferred income taxes	14	14	13	13

Total current liabilities	1,444	1,429	1,166	1,175
Long-term debt	3,546	3,546	3,623	3,623
Deferred income taxes	240	239	247	247
Tax sharing liability	138	138	125	125
Other non-current liabilities	154	174	194	197

Total liabilities	5,522	5,526	5,355	5,367

Commitments and contingencies
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—	—	—
Additional paid in capital	918	918	908	908
Accumulated deficit	(199)	(204)	(144)	(150)
Accumulated other comprehensive income	64	64	11	11

Total shareholders' equity	783	778	775	769

Total liabilities and shareholders' equity	$6,305	$6,304	$6,130	$6,136

CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30, 2007
	As Previously Reported	As Restated
Operating activities
Net loss	$(54)	$(53)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	108	107
Deferred income taxes	(12)	(12)
Provision for bad debts	3	4
Amortization of debt issuance costs	10	10
Non-cash charges related to tax sharing liability	6	6
Non-cash Travelport equity grants	13	13
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(6)	(2)
Other current assets	(4)	—
Accounts payable, accrued expenses and other current liabilities	270	264
Other	(16)	(19)

Net cash provided by operating activities	$318	$318

3. Cumulative Effect of Change in Accounting Principle—FIN 48

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and as a result of its application has recorded an additional income tax liability of approximately $36 million at June 30, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The interest on such liability for the period subsequent to the acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning accumulated deficit balance.

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

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects a reduction of approximately $4 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate would be $15 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$27
Additions during 2007	9

Balance at June 30, 2007	$36

        The balance as of June 30, 2007 includes no amount for tax positions for which the ultimate deductibility is highly certain but for which great uncertainty as to the timing of such deductions exists.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million for purposes of increasing its unrecognized tax benefits, to reflect interest and penalties accrued, during 2007.

4. Income Taxes

        The Company's income tax expense has been computed based on the projected effective tax rate for the year. The effective tax rate for the six months ended June 30, 2007 is primarily a result of its domestic operating losses for which the Company recorded no tax benefit and foreign earnings that are subject to tax at rates lower than the U.S. rate. During the six months ended June 30, 2007, the Company increased its worldwide valuation allowance by $8 million as a result of its net operating losses and other deferred income tax assets. The Company recorded an income tax benefit of $81 million for the six months ended June 30, 2006 due to a one-time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction and a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

5. Discontinued Operations

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

6. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Company		Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Separation costs	$2	$4	$20	$27
Restructuring charges	4	25	11	11

	$6	$29	$31	$38

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

7. Intangible Assets

        Intangible assets consisted of:

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,158			$2,146

Trademarks and tradenames	$713			$707

Amortizable Intangible Assets
Customer relationships	$1,625	$109	$1,516	$1,608	$45	$1,563
Vendor relationships and other	54	1	53	71	1	70

	$1,679	$110	$1,569	$1,679	$46	$1,633

        The changes in the carrying amount of goodwill for the Company between December 31, 2006 and June 30, 2007 are as follows:

	Balance as of December 31, 2006	Adjustments to Goodwill Acquired in 2006	Foreign Exchange	Balance as of June 30, 2007
Orbitz Worldwide	$1,242	$(18)	$—	$1,224
GTA	741	5	19	765
Galileo	163	6	—	169

	$2,146	$(7)	$19	$2,158

        The adjustments to goodwill that were recorded during the six months ended June 30, 2007 represent refinement of estimates based on additional information received subsequent to December 31, 2006.

        Amortization expense relating to all intangible assets was as follows:

	Company		Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Customer relationships	$31	$63	$11	$21
Vendor relationships and other	—	—	1	2

Total	$31	$63	$12	$23

        The Company expects amortization expense relating to intangible assets to be approximately $60 million for the remainder of 2007 and approximately $122 million, $122 million, $122 million, $118 million and $103 million for each of the five succeeding fiscal years.

8. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	As of June 30, 2007	As of December 31, 2006
Accrued travel supplier payments, deferred revenue and customer advances	$463	$321
Accrued commissions and incentives	119	93
Accrued payroll and related	89	81
Accrued sales and use tax	75	65
Accrued advertising and marketing	45	36
Accrued interest expense	42	43
Accrued merger and acquisition costs	27	40
Other	106	151

	$966	$830

9. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of June 30, 2007	As of December 31, 2006
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,300	$1,407
Euro-denominated	August 2013	833	816
Senior Notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	318	310
9 7/8% notes	September 2014	450	450
Senior Subordinated Notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	217	211
Other		2	3

Total long-term debt		3,570	3,647
Less: Current portion		24	24

Long-Term Debt		$3,546	$3,623

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

9. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2006 Financial Statements included in its Current Report on Form 8-K originally filed with the Securities and Exchange Commission on January 25, 2008.

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

10. Equity-Based Compensation

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and partnership interests in the partnership that controls the Company. The board of directors of the partnership approved the grant of up to 100 million restricted equity units. The equity awards issued consist of four classes of partnership interests. The Class A-2 equity units vest at a pro-rata rate of 6.25% on a quarterly basis and become fully vested in May 2010. The Class B and Class B-1 partnership interests vest annually over a four-year period beginning in August 2007. The Class C and D partnership interests vest upon the occurrence of a liquidity event and subject to certain other performance criteria. None of the awards require the payment of an exercise price by the recipient.

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

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Company		Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Galileo
Net revenue	$408	$822	$396	$799
Segment EBITDA	121	238	(757)	(625)
Orbitz Worldwide
Net revenue	235	447	213	398
Segment EBITDA	26	49	(292)	(277)
GTA
Net revenue	96	160	97	159
Segment EBITDA	26	26	25	17
Corporate and other
EBITDA(a)	(51)	(86)	(47)	(79)
Intersegment eliminations(b)
Net revenue	(16)	(33)	(13)	(27)
Combined Totals
Revenue	$723	$1,396	$693	$1,329
EBITDA	$122	$227	$(1,071)	$(964)

(a)
Other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to loss before income taxes:

	Company		Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
EBITDA	$122	$227	$(1,071)	$(964)
Interest expense, net	(83)	(168)	(11)	(23)
Depreciation and amortization	(52)	(107)	(48)	(97)

Loss from continuing operations before income taxes	$(13)	$(48)	$(1,130)	$(1,084)

        Provided below is a reconciliation of segment assets to total assets:

	June 30, 2007	December 31, 2006
Galileo	$1,862	$1,825
Orbitz Worldwide	2,042	2,058
GTA	2,050	1,935
Corporate and other	350	318

Total	$6,304	$6,136

12. Subsequent Events

  Orbitz Worldwide Initial Public Offering

        On July 25, 2007, the Company's subsidiary, Orbitz Worldwide, Inc., completed an initial public offering of 41% of its shares of common stock for net proceeds of approximately $475 million. Also on July 25, 2007, Orbitz Worldwide entered into a new senior secured credit agreement and received net proceeds of approximately $595 million from borrowings under the term loan portion of the facility. Orbitz Worldwide used the net proceeds from the IPO and $530 million from the term loan borrowings to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company used such proceeds to repay approximately $1 billion of its long-term debt.

  Sale of Subsidiary

        On July 16, 2007, the Company completed the sale of a travel subsidiary located in the United Kingdom for approximately $9 million in cash.

13. Guarantor and Non-Guarantor Condensed Financial Statements

        The following unaudited condensed financial information presents the Company's Consolidated Condensed Balance Sheet as of June 30, 2007 and December 31, 2006 and the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 and Statements of Cash Flows for the six months ended June 30, 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) S.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (e) the Company and Predecessor on a Consolidated basis.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$342	$393	$(12)	$723

Cost and expenses
Cost of revenue	—	—	—	189	110	(12)	287
Selling, general and administrative	—	—	—	60	247	—	307
Separation and restructuring charges	—	—	—	6	—	—	6
Depreciation and amortization	—	—	—	31	21	—	52
Other expense, net	—	—	—	—	1	—	1

Total costs and expenses	—	—	—	286	379	(12)	653

Operating income	—	—	—	56	14	—	70
Interest income (expense), net	7	—	(90)	2	(2)	—	(83)
Equity in earnings (losses) of subsidiaries	(28)	(34)	62	—	—	—	—

Income (loss) before income taxes	(21)	(34)	(28)	58	12	—	(13)
Provision for income taxes	—	—	—	2	6	—	8

Net income (loss)	$(21)	$(34)	$(28)	$56	$6	$—	$(21)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$667	$756	$(27)	$1,396

Cost and expenses
Cost of revenue	—	—	—	296	299	(27)	568
Selling, general and administrative	—	—	—	160	410	—	570
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	66	41	—	107
Other expense, net	—	—	—	1	1	—	2

Total costs and expenses	—	—	—	552	751	(27)	1,276

Operating income	—	—	—	115	5	—	120
Interest income (expense), net	7	—	(173)	(2)	—	—	(168)
Equity in earnings (losses) of subsidiaries	(60)	(63)	116	—	—	7	—

Income (loss) before income taxes	(53)	(63)	(57)	113	5	7	(48)
Provision for income taxes	—	—	—	3	2	—	5

Net income (loss)	$(53)	$(63)	$(57)	$110	$3	$7	$(53)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$14	$301	$—	$315
Accounts receivable	—	—	—	78	371	—	449
Deferred income taxes	—	—	—	5	10	—	15
Other current assets	12	—	65	39	77	—	193

Total current assets	12	—	65	136	759	—	972
Investment in subsidiary/intercompany	627	(700)	1,511	—	—	(1,438)	—
Property and equipment, net	—	—	—	381	107	—	488
Goodwill	—	—	—	1,377	781	—	2,158
Trademarks and tradenames	—	—	—	488	225	—	713
Other intangible assets, net	—	—	—	875	694	—	1,569
Deferred income taxes	—	—	—	(5)	40	—	35
Other non-current assets	139	—	65	120	45	—	369

Total assets	$778	$(700)	$1,641	$3,372	$2,651	$(1,438)	$6,304

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$100	$325	$—	$425
Accrued expenses and other current liabilities	—	—	40	217	709	—	966
Current portion of long-term debt	—	—	23	1	—	—	24
Deferred income taxes	—	—	—	5	9	—	14

Total current liabilities	—	—	63	323	1,043	—	1,429
Long-term debt	—	—	3,546	—	—	—	3,546
Deferred income taxes	—	—	—	2	237	—	239
Tax sharing liability	—	—	—	138	—	—	138
Other non-current liabilities	—	—	—	130	44	—	174

Total liabilities	—	—	3,609	593	1,324	—	5,526
Total shareholders' equity/intercompany	778	(700)	(1,968)	2,779	1,327	(1,438)	778

Total liabilities and shareholders' equity	$778	$(700)	$1,641	$3,372	$2,651	$(1,438)	$6,304

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	369	—	447
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	63	—	161

Total current assets	—	—	59	141	518	—	718
Investment in subsidiary/intercompany	769	(1,216)	2,325	—	—	(1,878)	—
Property and equipment, net	—	—	—	362	155	—	517
Goodwill	—	—	—	924	1,222	—	2,146
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	679	—	1,633
Deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	118	138	—	381

Total assets	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	367	408	—	830
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13

Total current liabilities	—	—	77	444	654	—	1,175
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	139	32	—	197

Total liabilities	—	—	3,725	708	934	—	5,367
Total shareholders' equity/intercompany	769	(1,216)	(1,216)	2,325	1,985	$(1,878)	769

Total liabilities and shareholders' equity	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(53)	$(63)	$(57)	$110	$3	$7	$(53)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	66	41	—	107
Deferred income taxes	—	—	—	2	(14)	—	(12)
Provision for bad debts	—	—	—	—	4	—	4
Amortization of debt issuance costs	—	—	10	—	—	—	10
Non-cash charges related to tax sharing liability	—	—	—	6	—	—	6
Equity based compensation	—	—	—	13	—	—	13
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	—	(2)	—	(2)
Other current assets	—	—	—	—	—	—	—
Accounts payable, accrued expenses and other current liabilities	(13)	—	45	(126)	358	—	264
Investment in subsidiaries	60	63	(116)	—	—	(7)	—
Other	—	—	—	(7)	(12)	—	(19)

Net cash provided by (used in) operating activities	(6)	—	(118)	64	378	—	318

Investing activities
Property and equipment additions	—	—	—	(48)	(16)	—	(64)
Acquisition related payments	—	—	—	(7)	—	—	(7)
Proceeds from asset sales	—	—	—	—	75	—	75
Net intercompany funding	4	—	229	(14)	(219)	—	—
Other	—	—	—	—	1	—	1

Net cash provided by (used in) investing activities	4	—	229	(69)	(159)	—	5

Financing activities
Principal payments on borrowings	—	—	(111)	—	—	—	(111)
Issuance of common stock	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities	2	—	(111)	—	—	—	(109)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	—	—	(5)	223	—	218
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97

Cash and cash equivalents at end of year	$—	$—	$—	$14	$301	$—	$315

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

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$321	$385	$(13)	$693

Cost and expenses	—
Cost of revenue	—	125	169	(13)	281
Selling, general and administrative	—	103	154	—	257
Separation and restructuring charges	—	31	—	—	31
Depreciation and amortization	—	28	20	—	48
Impairment of intangible assets	—	975	219	—	1,194
Other expense, net	—	—	1	—	1

Total costs and expenses	—	1,262	563	(13)	1,812

Operating loss	—	(941)	(178)	—	(1,119)
Interest expense, net	—	(7)	(4)	—	(11)
Equity in earnings of subsidiaries	(1,060)	—	—	1,060	—

Loss before income taxes	(1,060)	(948)	(182)	1,060	(1,130)
Provision (benefit) for income taxes	—	(80)	1	—	(79)

Loss from continuing operations	(1,060)	(868)	(183)	1,060	(1,051)
Loss from discontinued operations, net of tax	—	—	(3)	—	(3)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	—	(6)

Net loss	$(1,060)	$(868)	$(192)	$1,060	$(1,060)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$626	$731	$(28)	$1,329

Cost and expenses
Cost of revenue	—	264	323	(28)	559
Selling, general and administrative	—	199	308	—	507
Separation and restructuring charges	—	38	—	—	38
Depreciation and amortization	—	56	41	—	97
Impairment of intangible assets	—	975	219	—	1,194
Other income, net	—	—	(5)	—	(5)

Total costs and expenses	—	1,532	886	(28)	2,390

Operating loss	—	(906)	(155)	—	(1,061)
Interest expense, net	—	(13)	(10)		(23)
Equity in earnings of subsidiaries	(1,013)	—	—	1,013	—

Loss before income taxes	(1,013)	(919)	(165)	1,013	(1,084)
Benefit for income taxes	—	(74)	(7)	—	(81)

Loss from continuing operations	(1,013)	(845)	(158)	$1,013	(1,003)
Loss from discontinued operations, net of tax	—	—	(4)	—	(4)
Loss on disposal of discontinued operations, net of tax	—	—	(6)	—	(6)

Net loss	$(1,013)	$(845)	$(168)	$1,013	$(1,013)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

Combining Cash Flows

For the Six Months Ended June 30, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net loss	$(1,013)	$(845)	$(168)	$1,013	$(1,013)
Net income of discontinued operations	—	—	10	—	10

Loss from continuing operations	(1,013)	(845)	(158)	1,013	(1,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	56	41	—	97
Impairment of intangible assets	—	975	219	—	1,194
Deferred income taxes	—	(79)	(8)	—	(87)
Provision for bad debts	—	4	5	—	9
Gain on the sale of fixed assets	—	(6)	(1)	—	(7)
Equity based compensation	—	2	—	—	2
Net change in assets and liabilities from continuing operations:
Accounts receivable	—	4	1	—	5
Prepaid expenses and other current assets	—	75	(78)	—	(3)
Accounts payable, accrued expenses and other current liabilities	—	79	152	—	231
Investment in subsidiaries	1,013	—	—	(1,013)	—
Other	—	21	(36)	—	(15)

Net cash provided by operating activities	—	286	137	—	423

Investing activities
Property and equipment additions	—	(55)	(19)	—	(74)
Net assets acquired, net of cash acquired	—	(2)	(16)	—	(18)
Net I/C funding from parent	—	(248)	177	—	(71)
Proceeds from asset sales	—	10	(4)	—	6
Decrease in restricted cash	—	—	4	—	4

Net cash (used in) provided by investing activities	—	(295)	142	—	(153)

Financing activities
Principal payments on borrowings	—	—	(85)	—	(85)

Effect of changes in exchange rates on cash and cash equivalents	—	—	10	—	10

Net increase (decrease) in cash and cash equivalents from continuing operations	—	(9)	204	—	195

Cash used in discontinued operations
Operating activities	—	—	(5)	—	(5)
Investing activities	—	—	(1)	—	(1)
Financing activities	—	—	(3)	—	(3)

	—	—	(9)	—	(9)

Cash and cash equivalents at beginning of period	—	13	75	—	88

Cash and cash equivalents at end of period	—	4	270	—	274

Less cash of discontinued operations	—	—	(8)	—	(8)

Cash and cash equivalents of continuing operations	$—	$4	$262	$—	$266

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 financial statements included in our Current Report on Form 8-K originally filed with the Securities and Exchange Commission on January 25, 2008. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 2—Restatement to the condensed financial statements. Unless otherwise noted, all dollar amounts are in millions.

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

RESULTS OF OPERATIONS

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (the "Acquisition"). The financial statements present our results of operations for the three and six months ended June 30, 2006 on a "Predecessor" basis (reflecting Travelport's ownership by Avis Budget). Though the Company was formed on July 13, 2006, its operations were limited to entering into derivative transactions related to the debt that was subsequently issued, until the Acquisition.

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

	Three Months Ended June 30,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$723	$693	$30	4%

Costs and expenses
Cost of revenue	287	281	6	2%
Selling, general and administrative	307	257	50	19%
Separation and restructuring charges	6	31	(25)	(81)%
Depreciation and amortization	52	48	4	8%
Impairment of intangible assets	—	1,194	(1,194)	(100)%
Other expenses, net	1	1	—	—%

Total costs and expenses	653	1,812	(1,159)	(64)%

Operating income (loss)	70	(1,119)	1,189	106%
Interest expense, net	(83)	(11)	(72)	*

Loss before income taxes	(13)	(1,130)	1,117	99%
Provision (benefit) for income taxes	8	(79)	87	110%

Loss from continuing operations	(21)	(1,051)	1,030	98%
Loss from discontinued operations, net of tax	—	(3)	3	100%
Loss on disposal of discontinued operations, net of tax	—	(6)	6	100%

Net loss	$(21)	$(1,060)	$1,039	98%

*
Not meaningful

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by Blackstone, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        Our results on a segment basis for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 are as follows:

	Three Months Ended June 30,				Change
			Predecessor
	2007		2006		$	%
Galileo
Net revenue	$408	(a)	$396		$12	3%
Segment EBITDA	121	(b)	(757	)(c)	878	*
Orbitz Worldwide
Net revenue	235	(d)	213		22	10%
Segment EBITDA	26	(e)	(292	)(f)	318	*
GTA
Net revenue	96		97	(g)	(1)	(1)%
Segment EBITDA	26	(h)	25	(i)	1	4%
Corporate and other(l)
EBITDA	(51	)(j)	(47	)(k)	(4)	(9)%
Intersegment Eliminations
Net revenue	(16)		(13)		(3)	(23)%
Combined Totals
Net revenue	$723		$693		$30	4%
EBITDA	$122		$(1,071)		$1,193	*

        Provided below is a reconciliation of EBITDA to income before income taxes:

EBITDA	$122	$(1,071)
Interest expense, net	(83)	(11)
Depreciation and amortization	(52)	(48)

Loss before income taxes	$(13)	$(1,130)

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

(l)
Other includes corporate general and administrative costs not allocated to the segments

Net Revenue

        The net revenue increase of $30 million (4%) includes a $3 million reduction to revenue due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2007.

        The net revenue increase is primarily a result of incremental revenue of Orbitz Worldwide and Galileo of $22 million and $12 million, respectively, partially offset by a reduction in net revenue of GTA of $1 million and a reduction in intersegment revenue eliminations of $3 million.

        Galileo net revenue increased $12 million (3%) including a $1 million reduction due to acquisition related adjustments. GDS revenue increased $11 million and other distribution revenue increased by $2 million. The GDS revenue growth of $11 million (3%) resulted from a 3% growth in segments. International revenue increased $18 million (7%) due to a 3% increase in segments and a 5% increase in yield. Americas revenue decreased $7 million (6%) due to an 11% decrease in yield offset by a 4% increase in segments. The yield decline is driven by our new long term airline agreements in the U.S. signed in the third quarter of 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content. Other distribution revenue increased by $2 million principally due to our increase in our hosting services partially offset by a decrease in subscriber fees.

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

Cost of Revenue

        Cost of revenue increased $6 million (2%) reflecting an increase in Orbitz Worldwide of $12 million (21%), partially offset by decreases within the GTA segment of $3 million (11%) and incremental intersegment cost of revenue eliminations of $3 million.

        Galileo cost of revenue remained constant due to a $11 million (7%) increase in support payments and commissions offset by a $11 million decrease in telecom and technology costs. The $11 million increase in support payments and commissions is due to an increase in worldwide air booking fees partially offset by increases in opt-in fees as a result of the Galileo Content Continuity program which was introduced in the third quarter of 2006.

        Orbitz Worldwide cost of revenue increased $12 million, primarily as a result of an 9% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer services costs.

        GTA cost of revenue decreased $3 million primarily as a result of (i) a $5 million reduction in commissions expense due in part to the termination of a white-label agreement, offset in part by (ii) $2 million of incremental commissions incurred to support our increase in total transaction value.

Selling, General and Administrative Expenses (SG&A)

        The SG&A increase of $50 million (19%) includes increases within our Orbitz Worldwide and GTA segments of $23 million (19%) and $1 million (2%), respectively, and Corporate and other cost centers of $33 million, partially offset by decreases within our Galileo segment of $7 million (10%).

        Galileo SG&A decreased $7 million (10%) primarily as a result of savings in wages and benefits of $8 million realized in connection with the ongoing cost saving initiatives.

        Orbitz Worldwide SG&A increased $23 million, primarily as a result of $15 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz and Flairview brands and $13 million in fees incurred related to the termination of an unfavorable vendor contract.

        GTA SG&A increased $1 million primarily as a result of additional administrative costs incurred to support the business, partially offset by cost reductions realized in the second quarter of 2007 as a result of restructuring, including actions taken at OctopusTravel and savings as a result of the sale of a subsidiary.

        Corporate and unallocated SG&A increased $33 million primarily as a result of (i) $6 million of costs incurred for the Orbitz Worldwide IPO, (ii) a $5 million increase in expenses as a result of foreign exchange remeasurements, net of the impact of our hedging programs, (iii) $5 million of costs associated with the Worldspan integration efforts, (iv) $5 million of incremental non-cash equity-based compensation and (v) $6 million in incremental administrative costs incurred related to discretionary bonus cost as a result of over performance.

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

Depreciation and Amortization

        Depreciation and amortization expense increased $4 million (8%) due to $19 million of incremental amortization expense as a result of the allocation of fair value of our definite-lived intangible assets as a result of the Acquisition, offset by a decrease of $15 million in depreciation expense due primarily to the determination of the useful lives of certain technology assets that were recorded at the time of the Acquisition.

Interest Expense

        Interest expense increased $72 million primarily as a result of the interest expense on our debt issuances used to finance the Acquisition. Interest expense related to this debt was $86 million for the three months ended June 30, 2007, including $5 million in amortization of deferred financing fees. These amounts were offset by $5 million of interest income earned in 2007. The $11 million of interest incurred in 2006 primarily related to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget. This debt was repaid at the time of the Acquisition.

Provision (Benefit) for Income Taxes

        We incurred income tax expense of $8 million for the three months ended June 30, 2007 primarily as a result of operating losses for which we recorded no tax benefit. We recorded an income tax benefit of $79 million for the three months ended June 30, 2006 due to a one-time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction, and a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

	Six Months Ended June 30,		Change
		Predecessor
	2007	2006	$	%
Net revenue	$1,396	$1,329	$67	5%
Costs and expenses
Cost of revenue	568	559	9	2%
Selling, general and administrative	570	507	63	12%
Separation and restructuring charges	29	38	(9)	(24)%
Depreciation and amortization	107	97	10	10%
Impairment of intangible assets	—	1,194	(1,194)	(100)%
Other expenses (income), net	2	(5)	7	140%

Total costs and expenses	1,276	2,390	(1,114)	(47)%

Operating income (loss)	120	(1,061)	1,181	111%
Interest expense, net	(168)	(23)	(145)	*

Loss before income taxes	(48)	(1,084)	1,036	96%
Provision (benefit) for income taxes	5	(81)	86	106%

Loss from continuing operations	(53)	(1,003)	950	95%
Loss from discontinued operations, net of tax	—	(4)	4	100%
Loss on disposal of discontinued operations, net of tax	—	(6)	6	100%

Net loss	$(53)	$(1,013)	$960	95%

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

        Our results on a segment basis for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 are as follows:

	Six Months Ended June 30,				Change
	2007		Predecessor 2006		$	%
Galileo
Net revenue	$822	(a)	$799		$23	3%
Segment EBITDA	238	(b)	(625	)(c)	863	*
Orbitz Worldwide
Net revenue	447	(d)	398		49	12%
Segment EBITDA	49	(e)	(277	)(f)	326	*
GTA
Net revenue	160	(g)	159	(h)	1	1%
Segment EBITDA	26	(i)	17	(j)	9	53%
Corporate and other(m)
EBITDA	(86	)(k)	(79	)(l)	(7)	(9)%
Intersegment Eliminations
Net revenue	(33)		(27)		(6)	(22)%
Combined Totals
Net revenue	$1,396		$1,329		$67	5%
EBITDA	$227		$(964)		$1,191	*

        Provided be is a reconciliation of EBITDA to income before income taxes:

EBITDA	$227	$(964)
Interest expense, net	(168)	(23)
Depreciation and amortization	(107)	(97)

Loss before income taxes	$(48)	$(1,084)

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

Net Revenue

        The net revenue increase of $67 million (5%) includes a $19 million reduction to revenue due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2007 as a reduction to net revenue and segment EBITDA within our Orbtiz Worldwide, Galileo and GTA segments of $14 million, $3 million and $2 million, respectively.

        Excluding acquisition related adjustments, net revenue increased $86 million (6%) as a result of incremental revenue of Orbitz Worldwide, Galileo and GTA of $63 million (16%), $26 million and $3 million (2%), respectively, including incremental intersegment revenue eliminations of $6 million.

        Galileo net revenue increased $23 million (3%), including a $3 million reduction of revenue due to acquisition related adjustments. GDS revenue increased $20 million and other distribution revenue increased $6 million. The GDS revenue growth of $20 million (3%) resulted from a 3% growth in segments. International revenue increased $36 million (7%) due to a 3% increase in segments and a 5% increase in yield. Americas revenue decreased $16 million (6%) due to a 11% decrease in yield offset by a 3% increase in segments. The yield decline is driven by our new long term airline agreements signed in the third quarter of 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content. The $6 million increase (6%) in other distribution revenue is related in part to an increase in our solutions revenue and technology services, including incremental revenues from our hosting agreement with United Airlines, offset by a decrease in subscriber fees.

        Orbitz Worldwide net revenue increased $49 million, including acquisition related adjustments of $14 million, as a result of a 15% increase in gross bookings across our online consumer brands, including increases in Orbitz Worldwide, CheapTickets, ebookers and Flairview. The increase in gross bookings resulted in incremental non-air revenue, air booking revenue and other revenue of $32 million, $24 million and $7 million, respectively, before the impact of acquisition related adjustments. Increased air volume on Orbitz and CheapTickets and the growth in dynamic package bookings drove the domestic gross bookings increase. We believe the increase in gross bookings is attributable to air volume and dynamic packaging growth on our Orbitz and CheapTickets sites and strong growth internationally driven by increased air volume at ebookers and the growth in hotel volume at ebookers and Flairview Travel.

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

Cost of Revenue

        The cost of revenue increase of $9 million is primarily due to an increase in Orbitz Worldwide of $23 million (21%) partially offset by decreases within the GTA and Galileo segments of $8 million (17%) and $1 million respectively and incremental intersegment cost of revenue eliminations of $5 million.

        Galileo cost of revenue decreased $1 million due to a $18 million (7%) increase in support payments and commissions offset by a $19 million decrease in telecommunications and technology costs. The $18 million increase in inducements and support payments to travel agencies to support our increase in worldwide air booking volumes fees partially offset by increases in opt-in fees as a result of the Galileo Content Continuity program which was introduced in the third quarter of 2006. Telecommunications and technology savings cost reductions reflect the ongoing restructuring actions.

        Orbitz Worldwide cost of revenue increased $23 million, primarily as a result of the 14% increase in gross bookings and $5 million of incremental costs related to the migration of technology to a single platform across all the consumer brands. The increase in transaction volume resulted in increased costs associated with credit card processing and customer services costs.

        GTA cost of revenue decreased $8 million primarily as a result of a reduction in commissions expense as a result of the termination of a white label agreement.

Selling, General and Administrative Expenses (SG&A)

        The SG&A increase of $63 million (12%) includes an increase of $30 million (13%) within Orbitz Worldwide, partially offset by decreases within Galileo and GTA of $5 million (4%) and $1 million (3%), respectively. We also incurred $39 million of additional expenses within Corporate and unallocated.

        There was a $5 million (4%) decrease in Galileo SG&A reflecting savings in wages and benefits of $12 million, partially offset by increases of $7 million which primarily relates to the weakening of the U.S. dollar and various other operating expenses incurred to support the development in the business. The $12 million of lower wages and benefits was primarily the result of ongoing cost saving initiatives.

        Orbitz Worldwide SG&A increased $30 million, reflecting $28 million in incremental marketing and advertising expense as a result of expanded advertising campaigns promoting our Orbitz Worldwide and Flairview Travel brands, $13 million in fees incurred related to the termination of an unfavorable vendor contract in the second quarter of 2007, partially offset by an $11 million decrease in general and administrative expenses due in part to $4 million of expense saving realized during 2007 as a result of ongoing restructuring actions.

        GTA SG&A decreased $1 million primarily as a result of cost reductions realized in the second quarter of 2007 as a result of restructuring, including actions taken at Octopus Travel and from the sale of a subsidiary.

        Corporate and unallocated SG&A increased $39 million primarily as a result of (i) $8 million of incremental costs associated with the Worldspan integration, (ii) $9 million of incremental costs related to the Orbitz Worldwide IPO, (iii) $8 million of incremental non-cash equity-based compensation and (iv) $14 million of additional expenses, primarily related to discretionary bonus costs as a result of over performance.

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

        The increase in restructuring charges was offset by a decrease in separation costs of $23 million. Separation costs of $4 million for the six months ended June 30, 2007 consist of $2 million in employee retention and bonus plans as well as $2 million in professional and other fees related to the separation plan as compared to $27 million for the six months ended June 30, 2006, consisting of $14 million in employee severance and benefits, $3 million in restricted stock expense and $10 million in professional fees related to the separation plan. All separation charges are included within Corporate and unallocated.

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

Depreciation and Amortization

        Depreciation and amortization increased $10 million (10%) due to a $39 million incremental amortization expense as a result of the allocation of fair value of our definite-lived intangible assets as result of the Acquisition, offset by a decrease of $29 million of depreciation expense due to the determination of the useful lives of certain technology assets that were recorded at the time of the Acquisition.

Interest Expense

        Interest expense increased $145 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition. Interest expense related to this debt was $176 million, including $10 million in amortization of deferred financing fees. These amounts were offset by $23 million of interest incurred in 2006, primarily relating to our long term debt borrowed in 2005 to finance the repatriation of foreign earnings to Avis Budget.

Provision (Benefit) for Income Taxes

        We have an income tax provision of $5 million for the six months ended June 30, 2007 primarily as a result of operating losses for which we recorded no tax benefit. We recorded an income tax benefit of $81 million for the six months ended June 30, 2006 due to a one time tax benefit of approximately $9 million resulting from a favorable tax ruling received in a foreign jurisdiction, a one-time tax benefit of $83 million associated with the impairment of intangible assets, as well as the impact of foreign operations subject to tax rates lower than the United States statutory rate.

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

Cash Flows

        At June 30, 2007, we had $315 million of cash and cash equivalents, an increase of $218 million as compared to December 31, 2006. The following table summarizes the changes to our cash flows from continuing operations:

	Six Months Ended June 30,
			Change $
	2007	2006
Cash provided by (used in):
Operating activities	$318	$423	$(105)
Investing activities	5	(153)	158
Financing activities	(109)	(85)	(24)
Effects of exchange rate changes	4	10	(6)

Net change in cash and cash equivalents	$218	$195	$23

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

        Subject to certain exceptions, the indentures governing the notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-U.S. operations of Travelport, guarantee the notes. These entities are more restricted than Travelport LLC and the guarantors in their ability to incur indebtedness. See "Description of Senior Notes—Certain Covenants" and "Description of Senior Subordinated Notes—Certain Covenants" in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended.

        As of June 30, 2007 we were in compliance with all restrictive and financial covenants related to long-term debt.

Proposed Worldspan Acquisition

        The proposed acquisition of Worldspan is expected to be funded with an additional $1,040 million of senior secured term loans. In addition, our senior secured revolving credit facility would increase by $25 million, as would our synthetic letter of credit facility. We expect this transaction to be completed during the third quarter of 2007.

        As part of Worldspan's recapitalization in December 2006, the Company loaned $125 million to Worldspan in exchange for a payment in kind (PIK) note which we funded through cash on hand. In addition, one of our parent companies also loaned Worldspan $125 million in exchange for a PIK note, which was funded by a $125 million equity contribution by investment funds affiliated with OEP TP, Ltd. The PIK notes become due and payable upon a change in control of Worldspan, including consummation of the acquisition by Travelport.

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

Contractual Obligations

        Our future contractual obligations have not changed significantly from the amounts reported within our 2006 financial statements included in our Current Report on Form 8-K originally filed with the SEC January 25, 2008. Any changes to our obligations related to our indebtedness are presented above within the section entitled "Debt and Financing Arrangements."

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

        In connection with the Original Filing, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of June 30, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act for the period indicated.

        Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and filing of this Amendment No. 1 on Form 10-Q/A, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

(b)    Internal Control over Financial Reporting

        We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, in connection with the 2007 audit of our financial statements, we and our independent registered public accountants identified certain deficiencies in our internal control over financial reporting that resulted in errors in the Company's previously issued financial statements. Management has concluded that the deficiencies in internal control over financial reporting constitute a material weakness. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

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

(c)    Changes in Internal Control over Financial Reporting

        There was no change in internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

        We are in the process of developing a remediation plan to address the material weakness described above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There have been no material changes from the description of our legal proceedings disclosed in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 originally filed with the SEC on March 30, 2007, as amended, other than the material weakness disclosed in Item 4.

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
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of June 30, 2007
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
  Item 3. Quantitative And Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX