Form 10-Q/A
period 2007-09-30
Travelport LTD
filed 2008-01-25
CIK 1386355

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

EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed on November 14, 2007 (the "Original Filing"), to amend and restate our consolidated financial statements as of December 31, 2006 and our condensed consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and the periods July 13, 2006 (Formation Date) through December 31, 2006, July 1, 2006 through August 22, 2006 (Predecessor) and January 1, 2006 through August 22, 2006 (Predecessor). The restatement is discussed in Note 2 to the condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended September 30, 2007, the Company determined that an error existed in the financial statements relating to the accounting for certain revenue transactions within the Orbitz Worldwide and GDS segments.

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

Table of Contents

		Page
PART I	Financial Information	4
Item 1.	Financial Statements	4

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 (Restated), the period July 13, 2006 (Formation Date) through September 30, 2006 (Restated), the period July 1, 2006 through August 22, 2006 (Restated) and the period January 1, 2006 through August 22, 2006 (Restated)	4-5
	Condensed Balance Sheets as of September 30, 2007 (Restated) and December 31, 2006 (Restated)	6
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Restated), the period July 13, 2006 (Formation Date) through September 30, 2006 (Restated), and the period January 1, 2006 through August 22, 2006 (Predecessor) (Restated)	7
	Condensed Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2007 (Restated)	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
PART II	Other Information	59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
	Signatures	60

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

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

	As Restated (See Note 2)
			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007		July 1, 2006 through August 22, 2006
Net revenue	$761	$244	$381

Costs and expenses
Cost of revenue	298	123	162
Selling, general and administrative	302	95	147
Separation and restructuring charges	—	12	54
Depreciation and amortization	70	27	28
Impairment of intangible assets	—	—	1,171
Other income, net	—	—	(2)

Total costs and expenses	670	257	1,560

Operating income (loss)	91	(13)	(1,179)
Interest expense, net	(113)	(50)	(16)
Other expense, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(23)	(63)	(1,196)
Benefit (provision) for income taxes	(26)	(7)	35
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(48)	(70)	(1,161)
Loss from discontinued operations, net of tax	—	(2)	(2)

Net loss	$(48)	$(72)	$(1,163)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

	As Restated (See Note 2)
			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Net revenue	$2,157	$244	$1,710

Costs and expenses
Cost of revenue	866	123	721
Selling, general and administrative	872	95	654
Separation and restructuring charges	29	12	92
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,365
Other income, net	2	—	(7)

Total costs and expenses	1,946	257	3,950

Operating income (loss)	211	(13)	(2,240)
Interest expense, net	(281)	(50)	(39)
Other expense, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(71)	(63)	(2,280)
Benefit (provision) for income taxes	(31)	(7)	116
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(101)	(70)	(2,164)
Loss from discontinued operations, net of tax	—	(2)	(6)
Loss on disposal of discontinued operations, net of tax	—	—	(6)

Net loss	$(101)	$(72)	$(2,176)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(Unaudited)
(in millions, except share data)

	As Restated (See Note 2)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$376	$97
Accounts receivable (net of allowance for doubtful accounts of $39 and $27)	577	447
Deferred income taxes	13	13
Other current assets	293	161

Total current assets	1,259	718
Property and equipment, net	655	517
Goodwill	2,974	2,146
Trademarks and tradenames	827	707
Other intangible assets, net	1,824	1,633
Deferred income taxes	26	34
Other non-current assets	246	381

Total assets	$7,811	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$407	$308
Accrued expenses and other current liabilities	985	830
Current portion of long-term debt	30	24
Deferred income taxes	14	13

Total current liabilities	1,436	1,175
Long-term debt	4,326	3,623
Deferred income taxes	287	247
Tax sharing liability	130	125
Other non-current liabilities	216	197

Total liabilities	6,395	5,367

Commitments and contingencies (Note 11)
Minority interest in consolidated subsidiaries	296	—
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,248	908
Accumulated deficit	(252)	(150)
Accumulated other comprehensive loss	124	11

Total shareholders' equity	1,120	769

Total liabilities and shareholders' equity	$7,811	$6,136

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in millions)

	As Restated (See Note 2)
			Predecessor
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Operating activities of continuing operations
Net loss	$(101)	$(72)	$(2,176)
Loss from discontinued operations	—	2	12

Loss from continuing operations	(101)	(70)	(2,164)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,365
Deferred income taxes	(1)	—	(111)
Provision for bad debts	6	1	10
Gain on sale of property	—	—	(9)
Amortization of debt issuance costs	34	13	—
Non-cash charges related to tax sharing liability	11	1	14
Equity based compensation	23	—	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(66)	12	(85)
Other current assets	(19)	11	8
Accounts payable, accrued expenses and other current liabilities	211	131	151
Other	(32)	5	(31)

Net cash provided by operating activities of continuing operations	243	131	273

Investing activities of continuing operations
Property and equipment additions	(82)	(18)	(102)
Businesses acquired, net of cash and acquisition related payments	(1,058)	(4,110)	(20)
Net intercompany funding with Avis Budget	—	—	199
Proceeds from asset sales	55	—	10
Net intercompany funding from Parent affiliate	—	174	—
Other	(25)	—	(5)

Net cash (used in) provided by investing activities of continuing operations	(1,110)	(3,954)	82

Financing activities of continuing operations
Proceeds from borrowings	1,640	3,603	1,900
Principal payments on borrowings	(1,091)	(1,783)	(467)
Repayment from (advance to) Avis Budget	—	1,783	(1,783)
Issuance of common stock	5	900	—
Proceeds from Orbitz Worldwide IPO	477	—	—
Contribution of PIK note from Parent	135	—	—
Payment for settlement of tax sharing liability	—	—	(32)
Debt issuance costs	(25)	(105)	—

Net cash provided by (used in) financing activities of continuing operations	1,141	4,398	(382)

Effect of changes in exchange rates on cash and cash equivalents	5	—	8

Net increase (decrease) in cash and cash equivalents from continuing operations	279	575	(19)

Cash used in discontinued operations
Operating activities	—	(1)	(10)
Financing activities	—	—	5

	—	(1)	(5)

Cash and cash equivalents at beginning of period	97	—	93
Cash and cash equivalents at end of period	376	574	69
Less cash of discontinued operations	—	—	—

Cash and cash equivalents of continuing operations	$376	$574	$69

Supplemental disclosure of cash flow information
Interest payments	$272	$31	$25
Income tax payments, net	$18	$1	$19
Non-cash forgivement of debt	$—	$—	$916

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2006 (as restated, see note 2)	$—	$908	$(150)	$11	$769
Cumulative effect of change in accounting principle—FIN 48, net of tax	—	—	(1)	—	(1)

Balance as of January 1, 2007 (as restated, see note 2)	—	908	(151)	11	768
Issuance of common stock	—	5	—	—	5
Equity-based compensation	—	11	—	—	11
Contribution of PIK note from Parent	—	135	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	189	—	—	189
Comprehensive loss:
Net loss (as restated, see note 2)	—	—	(101)	—	—
Currency translation adjustment, net of tax	—	—	—	124
Unrealized loss on cash flow hedges, net of tax	—	—	—	(11)
Unrealized loss on investment, net of tax	—	—	—	—
Total comprehensive loss (as restated, see note 2)	—	—	—	—	12

Balance as of September 30, 2007 (as restated, see note 2)	$—	$1,248	$(252)	$124	$1,120

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

1. Basis of Presentation

        Travelport Limited (hereafter the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest travel conglomerates. It operates two primary businesses—a global distribution system (GDS), which comprises the Galileo and Worldspan businesses; and Gullivers Travel Associates, a wholesaler of travel content ("GTA"); and, as of September 30, 2007, owns a controlling interest in Orbitz Worldwide, Inc., an online travel company ("Orbitz Worldwide"). (See Note 15—Subsequent Event, for discussion of the Company's stake in Orbitz Worldwide).The Company has approximately 7,500 employees and operates in 145 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California and One Equity Partners of New York.

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

        In August 2007, Travelport completed the acquisition of Worldspan Technologies, Inc. ("Worldspan"). See Note 6, Acquisition, for further information.

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

2. Restatement

        In December 2007, the Company identified errors at a subsidiary within its GDS segment associated with subscriber activities related to (1) the recording of revenue and (2) the estimation of financial assistance expense. These errors resulted in an overstatement of revenue and an understatement of cost of revenue and accrued expenses. As a result of these errors, management determined to restate the Company's previously issued financial statements as of September 30, 2007 and December 31, 2006, the three and nine months ended September 30, 2007, the period from January 1, 2006 through August 22, 2006 (Predecessor) the period from July 1, 2006 through August 22, 2006 (Predecessor) and the period from July 13, 2006 (Formation Date) through September 30, 2006.

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

        The following tables present the effect of correcting these errors on previously issued financial statements.

CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$761	$761	$2,153	$2,157

Cost of expenses
Cost of revenue	296	298	857	866
Selling, general and administrative	299	302	872	872
Separation and restructuring charges	—	—	29	29
Depreciation and amortization	69	70	177	177
Other expense, net	—	—	2	2

Total costs and expenses	664	670	1,937	1,946

Operating income	97	91	216	211
Interest expense, net	(113)	(113)	(280)	(281)
Other expense, net	(1)	(1)	(1)	(1)

Loss from continuing operations before income taxes	(17)	(23)	(65)	(71)
Provision for income taxes	(25)	(26)	(31)	(31)
Minority interest in loss of consolidated subsidiaries, net of tax	1	1	1	1

Net loss	$(41)	$(48)	$(95)	$(101)

CONDENSED STATEMENT OF OPERATIONS

	Predecessor
	January 1, 2006 through August 22, 2006		July 1, 2006 through August 22, 2006		July 13, 2006 (Formation Date) through September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$1,711	$1,710	$382	$381	$246	$244

Cost of expenses
Cost of revenue	717	721	158	162	123	123
Selling, general and administrative	654	654	147	147	95	95
Separation and restructuring charges	92	92	54	54	12	12
Depreciation and amortization	125	125	28	28	27	27
Impairment of long-lived assets	2,376	2,365	1,182	1,171	—	—
Other income, net	(7)	(7)	(2)	(2)	—	—

Total costs and expenses	3,957	3,950	1,567	1,560	257	257

Operating loss	(2,246)	(2,240)	(1,185)	(1,179)	(11)	(13)
Interest expense, net	(39)	(39)	(16)	(16)	(50)	(50)
Other expense, net	(1)	(1)	(1)	(1)	—	—

Loss from continuing operations before income taxes	(2,286)	(2,280)	(1,202)	(1,196)	(61)	(63)
(Provision) benefit for income taxes	115	116	34	35	(7)	(7)

Loss from continuing operations	(2,171)	(2,164)	(1,168)	(1,161)	(68)	(70)
Loss from discontinued operations, net of tax	(6)	(6)	(2)	(2)	(2)	(2)
Loss from disposal of discontinued operations, net of tax	(6)	(6)	—	—	—	—

Net loss	$(2,183)	$(2,176)	$(1,170)	$(1,163)	$(70)	$(72)

CONDENSED BALANCE SHEETS

	September 30, 2007		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$376	376	$97	$97
Accounts receivable	590	577	454	447
Deferred income taxes	7	13	6	13
Other current assets	294	293	155	161
Assets held for sale	—	—	42	—

Total current assets	1,267	1,259	754	718
Property and equipment, net	654	655	474	517
Goodwill	2,993	2,974	2,165	2,146
Trademarks and tradenames	827	827	707	707
Other intangible assets, net	1,824	1,824	1,634	1,633
Deferred income taxes	3	26	12	34
Other non-current assets	246	246	384	381

Total assets	$7,814	$7,811	$6,130	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$407	$407	$308	$308
Accrued expenses and other current liabilities	1,000	985	821	830
Current portion of long-term debt	30	30	24	24
Deferred income taxes	14	14	13	13

Total current liabilities	1,451	1,436	1,166	1,175
Long-term debt	4,326	4,326	3,623	3,623
Deferred income taxes	287	287	247	247
Tax sharing liability	130	130	125	125
Other non-current liabilities	192	216	194	197

Total liabilities	6,386	6,395	5,355	5,367

Minority interest in consolidated subsidiaries	296	296	—	—
Commitments and contingencies
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—	—	—
Additional paid in capital	1,248	1,248	908	908
Accumulated deficit	(240)	(252)	(144)	(150)
Accumulated other comprehensive income	124	124	11	11

Total shareholders' equity	1,132	1,120	775	769

Total liabilities and shareholders' equity	$7,814	$7,811	$6,130	$6,136

CONDENSED STATEMENTS OF CASH FLOWS

					Predecessor
	Nine Months Ended September 30, 2007		July 13, 2006 (Formation Date) through September 30, 2007		January 1, 2006 through August 22, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating activities of continuing operations
Net loss	$(95)	$(101)	$(70)	$(72)	$(2,183)	$(2,176)
Loss from discontinued operations	—	—	2	2	12	12

Loss from continuing operations	(95)	(101)	(68)	(70)	(2,171)	(2,164)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	177	177	27	27	125	125
Impairment of long-lived assets	—	—	—	—	2,376	2,365
Deferred income taxes	(1)	(1)	—	—	(111)	(111)
Provision for bad debts	5	6	1	1	9	10
Gain on sale of property	—	—	—	—	(9)	(9)
Amortization of debt issuance costs	34	34	13	13	—	—
Unrealized losses on derivative instruments	—	—			—	—
Non-cash charges related to tax sharing liability	11	11	1	1	14	14
Non-cash Travelport equity grants	23	23	—	—	—	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(72)	(66)	11	12	(88)	(85)
Other current assets	(23)	(19)	12	11	8	8
Accounts payable, accrued expenses and other current liabilities	214	211	129	131	150	151
Other	(30)	(32)	5	5	(30)	(31)

Net cash provided by operating activities of continuing operations	$243	$243	$131	$131	273	273

3. Cumulative Effect of Change in Accounting Principle—FIN 48 (As Restated)

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $47 million at September 30, 2007. As the conditions resulting in this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The interest on such liability for the period subsequent to the Acquisition through December 31, 2006 has been recorded as a $1 million adjustment to the January 1, 2007 beginning accumulated deficit balance.

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

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects a reduction of approximately $5 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized would affect the effective tax rate would be $21 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$27
Additions to the tax provision during 2007	16
Additions due to purchase accounting related to Worldspan	5
Less payments made July 2007	(1)

Balance at September 30, 2007	$47

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

4. Income Taxes

        The Company's income tax expense has been computed based on the projected effective tax for the year. During the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $26 million and $31 million, respectively. The income tax expense for the three and nine months ended September 30, 2007 is primarily due to a one-time non-cash adjustment of a valuation allowance as a result of the Orbitz Worldwide Initial public offering, a one-time non-cash tax benefit due to a United Kingdom tax law change, and taxes in certain foreign jurisdictions which could not be offset with losses in the U.S.

        For period January 1, 2006 to August 22, 2006, the Predecessor recorded a tax benefit of $116 million. During this period, the effective tax rate was significantly impacted by (i) the impairment, as the majority of the impairment related to non-deductible goodwill, (ii) costs associated with the separation from Avis Budget, as these costs were generally incurred in the United States, (iii) a favorable tax ruling received in a foreign jurisdiction, and (iv) the impact of an increase in the Predecessor state tax rate which had the impact of increasing the Predecessor deferred tax assets, which resulted in a benefit to the effective tax rate. The income tax benefits recorded on the impairment, separation costs, foreign tax ruling and state tax impact on deferred taxes were approximately $87 million, $30 million, $9 million and $21 million, respectively. Excluding these items, the effective tax rate for the period January 1, 2006 to August 22, 2006 was 17%, reflecting the impact of earnings taxed in foreign jurisdictions at a lower rate.

        For the period July 13, 2006 to September 30, 2006, the Company recorded tax expense of $7 million. This primarily related to foreign taxes as well as a valuation allowance on certain deferred tax assets recorded during the period, as it was determined that it is more likely than not that such assets will not be realized.

        For the period July 1, 2006 to August 22, 2006, the Predecessor recorded a tax benefit of $35 million. During this period, the effective tax rate was significantly impacted by (i) the impairment, (ii) costs associated with the separation from Cendant, as these were generally incurred in the United States and (iii) an increase in the Predecessor state tax rate which had the impact of increasing the Predecessor's deferred tax assets, which resulted in a benefit to the effective tax rate. The income tax benefits recorded on the impairment, separation costs and state tax impact on deferred taxes were approximately $4 million, $20 million and $21 million, respectively.

5. Discontinued Operations

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

Proforma Financial Information

        The following pro forma data for the Company's significant acquisition of Worldspan includes the results of operations as if the acquisition had been consummated as of January 1, 2007. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Nine Months Ended September 30, 2007
	Historical as Reported	Adjustments	Proforma
Net revenue	$2,157	$454	$2,611
Loss from continuing operations before income taxes and minority interest	(71)	4	(67)
Net loss	$(101)	$(1)	$(102)

	Combined Nine Months Ended September 30, 2006
		Predecessor
	July 13, 2006 (Formation Date) through September 30, 2006
		January 1, 2006 through August 22, 2006
	Historical as Reported	Historical as Reported	Adjustments	Proforma
Net revenue	$244	$1,710	$696	$2,650
Loss from continuing operations before income taxes and minority interest	(63)	(2,280)	52	(2,291)
Net loss	$(72)	$(2,176)	$23	$(2,225)

7. Intangible Assets

        Intangible assets consisted of:

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,974			$2,146

Trademarks and tradenames	$827			$707

Amortizable Intangible Assets
Customer relationships	$1,915	$143	$1,772	$1,608	$45	$1,563
Vendor relationships and other	56	4	52	71	1	70

	$1,971	$147	$1,824	$1,679	$46	$1,633

        The changes in the carrying amounts of goodwill for the Company between December 31, 2006 and September 30, 2007 are as follows:

	Balance as of December 31, 2006	Adjustments to Goodwill Acquired in 2006	Goodwill Acquired in 2007	Foreign Exchange	Balance as of September 30, 2007
Orbitz Worldwide	$1,242	$(26)	$—	$5	$1,221
GTA	741	6	—	58	805
GDS	163	4	781	—	948

	$2,146	$(16)	$781	$63	$2,974

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

8. Separation and Restructuring Charges

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

9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	As of September 30, 2007	As of December 31, 2006
Accrued travel supplier payment, deferred revenue and customer advances	$458	$321
Accrued commissions and incentives	169	93
Accrued payroll and related	94	81
Accrued sales and use tax	66	65
Accrued advertising and marketing	37	36
Accrued interest expense	17	43
Accrued merger and acquisition costs	22	40
Other	122	151

	$985	$830

10. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of September 30, 2007	As of December 31, 2006
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,726	$1,407
Euro-denominated	August 2013	499	816
Senior notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	335	310
9 7/8% dollar-denominated notes	September 2014	450	450
Senior subordinated notes
11 7/8% dollar-denominated notes	September 2016	300	300
10 7/8% euro-denominated notes	September 2016	228	211
Orbitz Worldwide term loan facility	July 2014	600	—
Other		68	3

Total long-term debt		4,356	3,647
Less: Current portion		30	24

Long-term debt		$4,326	$3,623

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

11. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. As reported by the Company in its 2006 Financial Statements included in its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2008, in September 2005, Worldspan and Orbitz, LLC filed separate lawsuits against the other, each alleging various claims. On August 21, 2007, the parties agreed to stay both the state and federal actions. On September 18, 2007, the Circuit Court of Cook County dismissed all pending claims between the parties with prejudice. Other than as discussed above, there are no new significant claims, legal proceedings or inquiries from those previously reported by the Company.

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

12. Equity-Based Compensation

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

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

        The table below summarizes the option activity under the Orbitz Plan from July 2007 to September 30, 2007:

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

        The table below summarizes activity regarding non-vested restricted stock units under the Orbitz Plan from July 2007 to September 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Beginning Balance	—	—
Granted	2,492,183	$13.58
Vested(a)	(62,287)	$11.98
Forfeited	(22,036)	$15.00

Ending Balance at September 30, 2007	2,407,860	$13.61

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

        The table below summarizes activity regarding non-vested restricted stock under the Orbitz Plan from July 2007 to September 30, 2007:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
Beginning Balance	—	—
Granted	61,795	$8.45
Vested	(3,432)	$8.45

Ending Balance at September 30, 2007	58,363	$8.45

        The total number of shares of Orbitz Worldwide restricted stock that vested during the period from July 2007 to September 30, 2007 was 3,432 shares with a fair value of approximately $0.

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

13. Minority Interest

        On July 25, 2007, the Company's subsidiary, Orbitz Worldwide, Inc., completed an initial public offering ("IPO") of 41% of its shares of common stock for net proceeds of approximately $477 million. Orbitz Worldwide used the net proceeds from the IPO and $530 million from the term loan borrowings to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company has recorded approximately $300 million of minority interest in connection with the IPO. Since the Orbitz Worldwide IPO was part of a broader reorganization, the Company reflected the resulting gain of $189 million as an increase to Shareholder's Equity. The gain reflects the difference in the net book value of Orbitz Worldwide prior to the IPO and the value of the stock issued in the IPO. (See Note 15—Subsequent Event, for discussion of the Company's stake in Orbitz Worldwide).

14. Segment Information

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

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
GDS(a)
Net revenue	$449	$1,271	$161	$207	$1,006
Segment EBITDA	124	362	53	(1,104)	(1,729)
Orbitz Worldwide
Net revenue	225	672	64	123	521
Segment EBITDA	38	87	(4)	(5)	(282)
GTA
Net revenue	110	270	24	61	220
Segment EBITDA	38	64	(5)	18	35
Corporate and other
EBITDA(b)	(40)	(126)	(30)	(61)	(140)
Intersegment eliminations(c)
Net revenue	(23)	(56)	(5)	(10)	(37)
Combined Totals
Revenue	$761	$2,157	$244	$381	$1,710
EBITDA	$160	$387	$14	$(1,152)	$(2,116)

(a)
Includes $68 million of revenue and $12 million of EBITDA for the three and nine months ended September 30, 2007 as a result of the Worldspan acquisition.

(b)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(c)
Consists primarily of eliminations related to the inducements paid by GDS to Orbitz Worldwide.

  Provided below is a reconciliation of EBITDA to loss before income taxes:

				Predecessor
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
EBITDA	$160	$387	$14	$(1,152)	$(2,116)
Interest expense, net	(113)	(281)	(50)	(16)	(39)
Depreciation and amortization	(70)	(177)	(27)	(28)	(125)

Loss from continuing operations before income taxes and minority interest, net of tax	$(23)	$(71)	$(63)	$(1,196)	$(2,280)

        Provided below is a reconciliation of segment assets to total assets:

	September 30, 2007	December 31, 2006
GDS	$3,294	$1,825
Orbitz Worldwide	1,994	2,058
GTA	2,141	1,935
Corporate and other	382	318

Total	$7,811	$6,136

15. Subsequent Event

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

16. Guarantor and Non-Guarantor Condensed Financial Statements

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

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$280	$510	$(29)	$761

Cost and expenses			—
Cost of revenue	—	—	—	152	175	(29)	298
Selling, general and administrative	—	—	—	48	254	—	302
Separation and restructuring charges	—	—	—	—	—	—	—
Depreciation and amortization	—	—	—	37	33	—	70
Impairment of intangible assets	—	—	—	—	—	—	—
Other income, net	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	238	461	(29)	670

Operating income	—	—	—	42	49	—	91
Interest income (expense), net	2	—	(102)	1	(14)	—	(113)
Other income (expense), net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(50)	(60)	41	—	—	69	—

Income (loss) before income taxes and minority interest	(48)	(60)	(61)	43	34	69	(23)
Provision for income taxes	—	—	—	(1)	(25)	—	(26)
Minority interest in loss of consolidate subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(48)	$(59)	$(61)	$42	$9	$69	$(48)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$948	$1,265	$(56)	$2,157

Cost and expenses
Cost of revenue	—	—	—	448	474	(56)	866
Selling, general and administrative	—	—	—	208	664	—	872
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	103	74	—	177
Other income, net	—	—	—	2	—	—	2

Total cost and expenses	—	—	—	790	1,212	(56)	1,946

Operating income	—	—	—	158	53	—	211
Interest income (expense), net	9		(275)	(1)	(14)	—	(281)
Other income (expense), net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(110)	(123)	157	—	—	76	—

Income (loss) before income taxes and minority interest	(101)	(123)	(118)	157	38	76	(71)
Provision for income tax	—	—	—	(4)	(27)	—	(31)
Minority interest in loss of consolidated subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(101)	$(122)	$(118)	$153	$11	$76	$(101)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$119	$130	$(5)	$244

Cost and expenses			—
Cost of revenue	—	—	—	30	98	(5)	123
Selling, general and administrative	—	—	—	63	32	—	95
Separation and restructuring charges	—	—	—	12	—	—	12
Depreciation and amortization	—	—	—	14	13	—	27

Total cost and expenses	—	—	—	119	143	(5)	257

Operating income	—	—	—	—	(13)	—	(13)
Interest income (expense), net	—	—	(49)	(6)	5	—	(50)
Equity in earnings (losses) of subsidiaries	(72)	(57)	(8)	—	—	137	—

Loss before income taxes	(72)	(57)	(57)	(6)	(8)	137	(63)
Provision for income taxes	—	—	—	(2)	(5)	—	(7)

Loss from continuing operations, net of tax	(72)	(57)	(57)	(8)	(13)	137	(70)
Loss from discontinued operations	—	—	—	—	(2)	—	(2)

Net loss	$(72)	$(57)	$(57)	$(8)	$(15)	$137	$(72)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$232	$144	$—	$376
Accounts receivable	—	—	—	116	461	—	577
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	4	—	88	85	116	—	293

Total current assets	4	—	88	438	729	—	1,259
Investment in subsidiary/intercompany	1,107	(714)	2,854	—	—	(3,247)	—
Property and equipment, net	—	—	—	378	277	—	655
Goodwill	—	—	—	902	2,072	—	2,974
Trademarks and tradenames	—	—	—	313	514	—	827
Other intangible assets, net	—	—	—	1,054	770	—	1,824
Deferred income taxes	—	—	—	26	0	—	26
Other non-current assets	9	—	46	125	66	—	246

Total assets	$1,120	$(714)	$2,988	$3,236	$4,428	$(3,247)	$7,811

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$52	$355	$—	$407
Accrued expenses and other current liabilities	—	—	14	93	878	—	985
Current portion of long-term debt	—	—	10	12	8	—	30
Deferred income taxes	—	—	—	5	9	—	14

Total current liabilities	—	—	24	162	1,250	—	1,436
Long-term debt	—	—	3,678	54	594	—	4,326
Deferred income taxes	—	—	—	52	235	—	287
Tax sharing liability	—	—	—	—	130	—	130
Other non-current liabilities	—	—	—	114	102	—	216

Total liabilities	—	—	3,702	382	2,311	—	6,395
Minority interest in consolidated subsidiaries	—	296	—	—	—	—	296
Total shareholders' equity/intercompany	1,120	(1,010)	(714)	2,854	2,117	(3,247)	1,120

Total liabilities and shareholders' equity	$1,120	$(714)	$2,988	$3,236	$4,428	$(3,247)	$7,811

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$78	$—	$97
Accounts receivable	—	—	—	78	369	—	447
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	63	—	161

Total current assets	—	—	59	141	518	—	718
Investment in subsidiary/intercompany	769	(1,216)	2,325	—	—	(1,878)	—
Property and equipment, net	—	—	—	362	155	—	517
Goodwill	—	—	—	924	1,222	—	2,146
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	679	—	1,633
Deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	118	138	—	381

Total assets	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	367	408	—	830
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13

Total current liabilities	—	—	77	444	654	—	1,175
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	139	32	—	197

Total liabilities	—	—	3,725	708	934	—	5,367
Total shareholders' equity/intercompany	769	(1,216)	(1,216)	2,325	1,985	$(1,878)	769

Total liabilities and shareholders' equity	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Nine months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(101)	$(122)	$(118)	$153	$11	$76	$(101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	99	78	—	177
Deferred income taxes	—	—	—	2	(3)	—	(1)
Provision for bad debts	—	—	—	1	5	—	6
Amortization of debt issuance costs	—	—	34	—	—	—	34
Non-cash charges related to tax sharing liability	—	—	—	9	2	—	11
Equity based compensation	—	—	—	23	—	—	23
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(86)	20	—	(66)
Other current assets	—	—	—	5	(24)	—	(19)
Accounts payable, accrued expenses and other current liabilities	—	—	—	(23)	234	—	211
Investment in subsidiaries	110	123	(157)	—	—	(76)	—
Other	—	(1)	3	(43)	9	—	(32)

Net cash provided by (used in) operating activities	9	—	(238)	140	332	—	243

Investing activities
Property and equipment additions	—	—	—	(62)	(20)	—	(82)
Acquisition related payments	—	—	—	(1,058)	—	—	(1,058)
Proceeds from asset sales	—	—	—	—	55	—	55
Net intercompany funding	(626)	—	289	1,218	(881)	—	—
Other	—	—	—	(25)	—	—	(25)

Net cash provided by (used in) investing activities	(626)	—	289	73	(846)	—	(1,110)

Financing activities
Proceeds from borrowings	—	—	1,040	—	600	—	1,640
Principal payments on borrowings	—	—	(1,091)	—	—	—	(1,091)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds form Orbtiz IPO	477	—	—	—	—	—	477
Capital contribution from Parent	135	—	—	—	—	—	135
Deferred financing costs	—	—	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities	617	—	(51)	—	575	—	1,141

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase in cash and cash equivalents	—	—	—	213	66	—	279
Cash and cash equivalents at beginning of year	—	—	—	19	78	—	97

Cash and cash equivalents at end of year	$—	$—	$—	$232	$144	$—	$376

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net loss	$(72)	(57)	(57)	(8)	(15)	137	(72)
Loss from discontinued operations	—	—	—	—	2	—	2

Loss from continuing operations	(72)	(57)	(57)	(8)	(13)	137	(70)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	14	13	—	27
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	13	—	—	—	13
Non-cash charges related to tax sharing liability	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	32	(20)	—	12
Other current assets	—	—	—	3	8	—	11
Accounts payable, accrued expenses and other current liabilities	—	—	—	56	75	—	131
Investment in subsidiaries	72	57	8	—	—	(137)	—
Other	—	—	—	10	(5)	—	5

Net cash provided by (used in) operating activities	—	—	(36)	108	59	—	131

Investing activities
Property and equipment additions	—	—	—	(13)	(5)	—	(18)
Net assets acquired	—	—	(2,072)	—	(2,038)	—	(4,110)
Proceeds from asset sales	—	—	—	—	—	—	—
Net intercompany funding from Parent Affiliate	(707)	11	(1,365)	112	2,123	—	174

Net cash (used in) provided by investing activities	(707)	11	(3,437)	99	80	—	(3,954)

Financing activities
Proceeds from borrowing	—	—	3,603	—	—	—	3,603
Principal payments on borrowings	—	—	—	(1,783)	—	—	(1,783)
Repayment from Avis Budget	—	—	—	1,783	—	—	1,783
Issuance of common stock	900	—	—	—	—	—	900
Debt issuance cost	—	—	(105)	—	—	—	(105)

Net cash provided by financing activities	900	—	3,498	—	—	—	4,398

Net increase in cash and cash equivalents from continuing operations	193	11	25	207	139	—	575

Cashed used in Discontinued Operations
Operating activities	—	—	—	—	(1)	—	(1)

Cash and cash equivalents at beginning of year	—	—	—	—	—	—	—

Cash and cash equivalents at end of year	$193	$11	$25	$207	$138	$—	$574

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

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

July 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$212	$182	$(13)	$381

Cost and expenses
Cost of revenue	—	71	104	(13)	162
Selling, general and administrative	—	144	3	—	147
Separation and restructuring charges	—	54	—	—	54
Depreciation and amortization	—	16	12	—	28
Other income, net	—	(7)	5	—	(2)
Impairment of intangible assets	—	1,171	—	—	1,171

Total costs and expenses	—	1,449	124	(13)	1,560

Operating income (loss)	—	(1,237)	58	—	(1,179)
Interest expense, net	—	(13)	(3)	—	(16)
Other expense, net	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(1,163)	—	—	1,163	—

Income (loss) before income taxes	(1,163)	(1,251)	55	1,163	(1,196)
Benefit (provision) for income taxes	—	58	(23)	—	35

Income (loss) from continuing operations, net of tax	(1,163)	(1,193)	32	1,163	(1,161)
Loss from discontinued operations operations	—	—	(2)	—	(2)

Net income (loss)	$(1,163)	$(1,193)	$30	$1,163	$(1,163)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

January 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$838	$913	$(41)	$1,710

Cost and expenses
Cost of revenue	—	335	427	(41)	721
Selling, general and administrative	—	343	311	—	654
Separation and restructuring charges	—	92	—	—	92
Depreciation and amortization	—	72	53	—	125
Other income, net	—	(7)	—	—	(7)
Impairment of intangible assets	—	2,148	217	—	2,365

Total cost and expenses	—	2,983	1,008	(41)	3,950

Operating income (loss)	—	(2,145)	(95)	—	(2,240)
Interest expense, net	—	(26)	(13)	—	(39)
Other expense, net	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(2,176)	—	—	2,176	—

Income before income taxes	(2,176)	(2,172)	(108)	2,176	(2,280)
Benefit (provision) for income taxes	—	132	(16)	—	116

Loss from continuing operations, net of tax	(2,176)	(2,040)	(124)	2,176	(2,164)
Loss from discontinued operations operations	—	—	(6)	—	(6)
Loss from disposal of discontinued operations operations	—	—	(6)	—	(6)

Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

CONSOLIDATING CONDENSED CASH FLOWS

For the period January 1, 2006 through August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,176)	(2,040)	(124)	2,176	(2,164)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	53	—	125
Impairment of intangible assets	—	2,148	217	—	2,365
Provision for bad debts	—	—	10	—	10
Gain on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Deferred income taxes	—	(88)	(23)	—	(111)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	26	—	(85)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	124	27	—	151
Investment in subsidiaries	2,176	—	—	(2,176)	—
Other	—	26	(57)	—	(31)

Net cash provided by operating activities of continuing operations	—	138	135	—	273

Investing activities of continuing operations
Property and equipment additions	—	(76)	(26)	—	(102)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	196	—	82

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Principal payments on borrowings	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net increase in cash and cash equivalents from continuing operations	—	(8)	(11)	—	(19)
Cash used in discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	5	—	5

	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	13	80	—	93

Cash and cash equivalents at end of period	$—	$5	64	$—	69

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

Three Months Ended September 30, 2007 Compared to our Combined Three Months Ended September 30, 2006.

			Combined
	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006
			Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Change
	July 1, 2006 through August 22, 2006
					$	%
Net revenue	$381	$244	$625	$761	$136	22%

Costs and expenses
Cost of revenue	162	123	285	298	13	5%
Selling, general and administrative	147	95	242	302	60	25%
Separation and restructuring charges	54	12	66	—	(66)	*
Depreciation and amortization	28	27	55	70	15	27%
Impairment of intangible assets	1,171	—	1,171	—	(1,171)	*
Other general expenses	(2)	—	(2)	—	2	100%

Total operating expenses	1,560	257	1,817	670	(1,147)	*

Operating income (loss)	(1,179)	(13)	(1,192)	91	1,283	*
Interest expense, net	(16)	(50)	(66)	(113)	(47)	71%
Other income (expense)	(1)	—	(1)	(1)	—	*

Income (loss) from continuing operations before income taxes and minority interest	(1,196)	(63)	(1,259)	(23)	1,236	*
Benefit (provision) for income taxes	35	(7)	28	(26)	(54)	*
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Income (loss) from continuing operations, net of tax	(1,161)	(70)	(1,231)	(48)	1,183	*
Income (loss) from discontinued operations, net of tax	(2)	(2)	(4)	—	4	*
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—	*

Net loss	$(1,163)	$(72)	$(1,235)	$(48)	$1,187	*

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

        Our results on a segment basis for the three months ended September 30, 2007 as compared to the combined results for the three months ended September 30, 2006 are as follows:

	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined
							Change
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006		Three Months Ended September 2007
							$	%
GDS
Net revenue	$207	$161	$368	(a)	$449	(b)	$81	22%
Segment EBITDA	(1,104)	53	(1,051	)(c)	124	(d)	1,175	*
Orbitz Worldwide
Net revenue	123	64	187	(e)	225	(f)	38	20%
Segment EBITDA	(5)	(4)	(9	)(g)	38	(h)	47	*
GTA
Net revenue	61	24	85	(i)	110		25	29%
Segment EBITDA	18	(5)	13	(j)	38	(k)	25	192%
Corporate and other(n)
Segment EBITDA	(61)	(30)	(91	)(l)	(40	)(m)	51	*
Intersegment Eliminations
Net revenue	(10)	(5)	(15)		(23)		(8)	53%
Combined Totals
Net revenue	$381	$244	$625		$761		$136	22%
Segment EBITDA	$(1,152)	$14	$(1,138)		$160		$1,298	*

        Provided below is a reconciliation of EBITDA to income before taxes and minority interest in loss of consolidated subsidiaries:

	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006	Three Months Ended September 2007
EBITDA	$(1,152)	$14	$(1,138)	$160
Interest expense, net	(16)	(50)	(66)	(113)
Depreciation and amortization	(28)	(27)	(55)	(70)

Loss before income taxes and minority interest, net of tax	$(1,196)	$(63)	$(1,259)	$(23)

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

Net Revenue

        The net revenue increase of $136 million (22%) includes $68 million of incremental revenue from the acquisition of Worldspan and $35 million in adjustments due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition. The fair value adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006 which impacted the results of operations during 2006 and 2007 as a net reduction to net revenue and segment EBITDA within our Orbtiz Worldwide and GTA segments of $18 million and $17 million, respectively.

        Excluding these adjustments, organic net revenue increased $33 million (5%) primarily as a result of incremental revenue of Orbitz Worldwide, GTA and GDS of $20 million, $8 million and $13 million, respectively, offset by an increase in intersegment revenue eliminations of $8 million.

        GDS net revenue increased $81 million, including $68 million of incremental from Worldspan. Organic net revenue increased $13 million (4%) driven by increased GDS booking fee revenue of $14 million (4%) and an increase of other distribution revenue of $3 million (8%), offset by a $4 million (21%) decrease in subscriber fees. The GDS booking fee growth of $14 million resulted from a 3% growth in segments and a 2% increase in yield. International revenue increased $16 million (7%) due to a 2% increase in segments and a 5% increase in yield. Americas revenue decreased $2 million (2%) due to a 5% decrease in yield offset by a 3% increase in segments. The yield decline in the Americas is caused by our new long term agreements signed in the third quarter 2006 under the Galileo Content Continuity program that assures our travel agency customers have full airline content.

        Orbitz Worldwide revenue increased $38 million (20%), including $18 million of acquisition related adjustments as a result of an 11% increase in gross bookings across its online consumer brands. The increase in gross bookings resulted in incremental air revenue, non-air revenue and other revenue of $9 million, $6 million and $5 million, respectively, before the impact of acquisition related adjustments. Net revenue from air bookings increased primarily due to an 8% increase in domestic volume. Net revenue from non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic Average Daily Rate (ADR), and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by growth in insurance and attractions and services revenue.

        GTA net revenue increased $25 million (31%), including acquisition related adjustments of $17 million offset by a $2 million decline in revenue as a result of the sale of a subsidiary in 2007. Excluding adjustments net revenue increased $10 million, primarily due to approximately $16 million in incremental revenue due to a 25% increase in total transaction value partially offset by a $5 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement.

Cost of Revenue

        Cost of revenue increased $13 million (5%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $32 million (11%), reflecting a decrease in GDS of $20 million, GTA of $3 million (21%) and incremental intersegment cost of revenue eliminations of $9 million.

        GDS cost of revenue increased $25 million (12%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $20 million (9%) resulting from a $24 million (47%) decrease in telecommunications and technology costs offset by a $4 million increase in support payments and commissions. The $4 million increase in inducements and support payments is principally driven by increased worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

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

Selling, General and administrative expenses (SG&A)

        SG&A increased $60 million (25%), including $12 million of incremental expenses from Worldspan. On an organic basis, SG&A increased $48 million (20%), primarily as a result of increases in GDS, Orbitz Worldwide, Corporate and GTA of $16 million, $15 million, $15 million and $2 million, respectively.

        GDS SG&A increased $28 million (51%), including $12 million of incremental expenses from Worldspan. Organic SG&A increased $16 million (29%), reflecting $7 million of transaction costs and a $5 million charge in 2007 related to the write-off of a surety bond.

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

Impairment charges

        As a result of the Acquisition, we recorded a non-cash impairment charge in the third quarter of 2006 of $1,171 million, of which $25 million was recorded within Orbitz Worldwide and $1,146 million was recorded within GDS. We did not incur impairment charges during the three months ended September 30, 2007.

Depreciation and amortization

        Depreciation and amortization expense increased $15 million (27%) due to $10 million as a result of the allocation of fair value of our definite-lived intangible assets as a result of the Acquisition and $5 million incremental amortization and depreciation as a result of the Worldspan acquisition.

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

Provision (benefit) for income taxes

        We had an income tax provision of $26 million for the three months ended September 30, 2007 primarily due to the impact of a foreign valuation allowance resulting from Orbitz Worldwide no longer being a part of the consolidated Travelport tax return following its initial public offering. This was partially offset by a favorable tax rate change in the United Kingdom.

        Our combined results for the Nine Months ended September 30, 2007 compared to the Nine Months ended September 30, 2006 are as follows:

			Combined
			Nine Months Ended	Nine Months Ended
	Predecessor
		July 13, 2006 (Formation Date) to September 30, 2006			Change
	January 1, 2006 to August 22, 2006		September 30, 2006	September 30, 2007
					$	%
Net revenue	$1,710	$244	$1,954	$2,157	$203	10%

Costs and expenses
Cost of revenue	721	123	844	866	22	3%
Selling, general and administrative	654	95	749	872	123	16%
Separation and restructuring charges	92	12	104	29	(75)	-72%
Depreciation and amortization	125	27	152	177	25	16%
Other general expenses (income)	(7)	—	(7)	2	9	*
Impairment of intangible assets	2,365	—	2,365	—	(2,365)	*

Total operating expenses	3,950	257	4,207	1,946	(2,261)	-54%

Operating income (loss)	(2,240)	(13)	(2,253)	211	2,464	109%
Interest expense, net	(39)	(50)	(89)	(281)	(192)	*
Other income (expense)	(1)	—	(1)	(1)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(2,280)	(63)	(2,343)	(71)	2,272	97%
Benefit (provision) for income taxes	116	(7)	109	(31)	(140)	-128%
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Income (loss) from continuing operations	(2,164)	(70)	(2,234)	(101)	2,133	96%
Income (loss) from discontinued operations, net of tax	(6)	(2)	(8)	—	8	100%
Loss on disposal of discontinued operations, net of tax	(6)	—	(6)	—	6	100%

Net income (loss)	$(2,176)	$(72)	$(2,248)	$(101)	$2,147	96%

        Our results on a segment basis for the Nine Months ended September 30, 2007 as compared to the Combined Nine Months Ended September 30, 2006 are as follows:

			Combined
			Nine Months Ended		Nine Months Ended
	Predecessor
		July 13, 2006 (Formation Date) to September 30, 2006					Change
	January 1, 2006 to August 22, 2006		September 30, 2006		September 30, 2007
							$	%
GDS
Net revenue	$1,006	$161	$1,167	(a)	$1,271	(b)	$104	9%
Segment EBITDA	(1,729)	53	(1,676	)(c)	362	(d)	$2,038	122%
Orbitz Worldwide
Net revenue	521	64	585	(e)	672	(g)	$87	15%
Segment EBITDA	(282)	(4)	(286	)(f)	87	(h)	$373	130%
GTA
Net revenue	220	24	244	(i)	270	(j)	$26	11%
Segment EBITDA	35	(5)	30	(k)	64	(l)	$34	113%
Corporate and other(o)
EBITDA	(140)	(30)	(170	)(m)	(126	)(n)	$44	26%
Intersegment Eliminations
Net revenue	(37)	(5)	(42)		(56)		$(14)	-33%
Combined Totals
Net revenue	$1,710	$244	$1,954		$2,157		$203	10%
Segment Adjusted EBITDA	$(2,116)	$14	$(2,102)		$387		$2,489	118%

        Provided below is a reconciliation of EBITDA to income before taxes

			Combined
			Nine Months Ended	Nine Months Ended
	Predecessor	July 13, 2006 (Formation Date) to September 30, 2006
	January 1, 2006 to August 22, 2006		September 30, 2006	September 30, 2007
EBITDA	$(2,116)	$14	$(2,102)	$387
Interest expense, net	(39)	(50)	(89)	(281)
Depreciation and amortization	(125)	(27)	(152)	(177)

Income (loss) before income taxes	$(2,280)	$(63)	$(2,343)	$(71)

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

Net Revenue

        The net revenue increase of $203 million (10%) includes $68 million from the acquisition of Worldspan and $22 million in adjustments due to the impact of fair value adjustments to our balance sheet recorded as a result of the Acquisition in 2006. The fair value adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2006 and 2007 as net reduction to net revenue and segment EBITDA within our Orbtiz Worldwide and GTA segments of $10 million and $15 million, respectively, partially offset by incremental $3 million of net revenue within GDS.

        Excluding adjustments, organic net revenue increased $113 million (6%) as a result of incremental revenue of Orbitz Worldwide, GDS and GTA of $77 million (13%), $39 million (3%) and $11 million (5%), respectively, including incremental intersegment revenue eliminations of $14 million.

        GDS net revenue increased $104 million (9%), including $68 million of incremental revenue from Worldspan and $3 million of net incremental acquisition related adjustments. Organic revenue increased $39 million (3%) driven by increased GDS booking fee revenue of $33 million (3%) and other distribution revenue of $15 million (15%) offset by a $9 million (17%) decrease in subscriber fees. Organic booking fee growth of $33 million resulted from a 3% growth in transactions and a slight increase in yield. International revenue increased $54 million (8%) due to a 2% increase in transactions and an 8% increase in yield. Americas revenue decreased $21 million (6%) due to a 9% decrease in yield offset by a 3% increase in segments. The yield decline in Americas is caused by our new long term agreements signed in the third quarter 2006 under the GDS Content Continuity program that assures our travel agency customers have full airline content. The $15 million increase in other distribution revenue is primarily related to solutions revenue and technology services.

        Orbitz Worldwide revenue increased $87 million (15%), including $10 million related to net Acquisition adjustments, as a result of a 14% increase in gross bookings across our online consumer brands. The increase in gross bookings resulted in incremental non-air revenue, air revenue and other revenue of $57 million, $13 million and $7 million, respectively, before the impact of acquisition related adjustments. Increased air bookings is primarily driven by an 11% increase in domestic gross bookings and 33% increase in international gross bookings, partially offset by lower average commissions on our air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing. Non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic ADR, and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by the growth in insurance and attractions and services revenue.

        GTA net revenue increased $26 million (11%), including net acquisition related adjustments of $15 million, offset by $4 million decline in revenues as a result of the sale of a subsidiary 2007. Excluding adjustments, revenue increased $15 million, primarily due to $31 million in incremental revenue due to a 23% increase in total transaction value partially offset by (i) the absence in 2007 of a one-time $2 million benefit realized in 2006 revenue related to our estimated cost of travel products sold; (ii) a $14 million decline in revenue within our consumer business as a result of our decision to refocus the business to emphasize the more profitable affiliate channel and the termination of a white label agreement; and (iii) lower margin on sales as a result of an increase in sales to small travel groups, which typically yield lower margins.

Cost of Revenue

        Cost of revenue increased $22 million (3%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $23 million primarily due to decreases in GDS of $21 million (3%), GTA of $11 million (25%) and incremental intersegment cost of revenue eliminations of $14 million, partially offset by a $23 million (13%) increase in Orbitz Worldwide.

        GDS cost of revenue increased $24 million (4%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $21 million (2%) resulting from a $44 million (26%) decrease in telecommunications and technology costs offset by a $23 million increase in support payments and commissions. The $23 million increase in inducements and support payments to travel agencies was incurred to support our increase in worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

        Orbitz Worldwide cost of revenue increased $23 million, primarily as a result of the 13% increase gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer service costs.

        GTA cost of revenue decreased $11 million primarily as a result of a reduction in commission expense due to the termination of a white-label agreement.

Selling, General and administrative expenses (SG&A)

        The SG&A increase of $123 million (16%) includes $12 million of incremental expenses from the Worldspan acquisition. Organic SG&A increased $111 million (15%) primarily as a result of increases of $45 million (13%) in Orbitz Worldwide, $10 million (5%) in GDS and $1 million in GTA. We also incurred $55 million of additional expenses within corporate and unallocated.

        GDS SG&A increased $22 million (12%) including $12 million of incremental expenses incurred by Worldspan. Organic SG&A increased $10 million (5%) primarily due to (i) $10 million of fees and expenses related to the integration of Worldspan and (ii) a $7 million charge related to the write-off of surety bond claims, which were partially offset by net expense savings of $7 million in operating expenses, primarily driven by a reduction of $9 million in wages and benefits.

        Orbitz Worldwide SG&A increased $45 million, including $37 million of incremental marketing and advertising expenses as a result of expanded advertising campaigns promoting the consumer brands and $13 million in fees incurred related to the termination of an unfavorable vendor contract. This is partially offset by a $9 million decrease in other operating costs, including wages and benefits, due to expense savings realized during 2007 as a result of restructuring activities.

        GTA SG&A increased $1 million, primarily as a result of a realignment of costs and higher costs that were incurred to develop and support the growth of the business which was partly offset by a reduction in expenses related to the sale of a subsidiary and savings from the 2006 restructuring actions.

        Corporate and unallocated SG&A increased $55 million primarily as a result of (i) $13 million of incremental costs associated with the Worldspan integration; (ii) $9 million of incremental costs related to the Orbitz Worldwide initial public offering; (iii) $14 million of incremental non-cash equity-based compensation; (iv) $5 million of management fees incurred under our new ownership structure and (v) $14 million of additional expenses primarily related to discretionary bonus costs as a result of over performance.

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

Interest Expense

        Interest expense increased $192 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition and the Worldspan acquisition, including $34 million in amortization of deferred financing fees.

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

        As of September 30, 2007 we were in compliance with all restriction and financial covenants related to long-term debt.

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

        In connection with the Original Filing, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of September 30, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act for the period indicated.

        Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and filing of this Amendment No. 1 on Form 10-Q/A, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

  (c) Changes in Internal Control over Financial Reporting

        There was no change in internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

        There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 filed with the SEC on May 8, 2007, as amended, other than the material weakness disclosed in Item 4.

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
CONDENSED STATEMENT OF OPERATIONS
CONDENSED STATEMENT OF OPERATIONS
CONDENSED BALANCE SHEETS
CONDENSED STATEMENTS OF CASH FLOWS
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