Form 10-K
period 2007-12-31
Travelport LTD
filed 2008-03-11
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         As of March 7, 2008, 12,000 shares of the Registrant's common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

        The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate" and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  factors affecting the level of travel activity, particularly air travel volume, including security concerns, natural disasters and other disruptions;

  •
  our ability to successfully integrate acquired businesses and realize anticipated benefits of past and future acquisitions, including the acquisition of Worldspan;

  •
  our ability to achieve expected cost savings and operational synergies from our re-engineering efforts and the acquisition of Worldspan;

  •
  our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

  •
  our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

  •
  our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships;

  •
  the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

  •
  general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

  •
  pricing, regulatory and other trends in the travel industry;

  •
  risks associated with doing business in multiple countries and in multiple currencies;

  •
  maintenance and protection of our information technology and intellectual property; and

  •
  financing plans and access to adequate capital on favorable terms.

        Other factors and assumptions not identified above, including those described under "Risk Factors" set forth in Item 1A herein, were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

        You should consider the areas of risk described above, as well as those described under "Risk Factors" set forth in Item 1A herein, in connection with any forward-looking statements that may be made by us or our businesses generally. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.    BUSINESS

        Except as expressly indicated or unless the context otherwise requires, the "Company," "Travelport," "we," "our" or "us" means Travelport Limited, a Bermuda company, and its subsidiaries.

Overview

        Travelport is a broad-based business services provider to companies operating in the global travel industry, an industry that generated US$1.2 trillion in revenue in 2006. We provide critical business services to travel and travel-related businesses through our comprehensive global portfolio of businesses that span the full spectrum of travel distribution channels. We believe that we are one of the most diversified travel distribution companies in the world both geographically and in the scope of services we provide.

        Travelport is comprised of two businesses:

    •
    Global Distribution System ("GDS") business, consisting of Galileo and Worldspan GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates across 145 countries to provide travel agencies with robust booking technology and access to considerable supplier inventory that Travelport aggregates from airlines, hotels, car rental companies, tour operators, cruise lines, rail companies and other travel suppliers. Our GDS business provides travel distribution services to more than 1,150 travel suppliers and 63,000 travel agencies who in turn serve millions of end consumers globally. Our GDS business also provides business intelligence services to airlines, hotels, car rental companies and local bureaus to enable them to optimize their operations and revenue management functions.

    Within our GDS business, our information technology ("IT") services and software business provides hosting solutions and IT software subscription services to the airlines to enable them to focus on their core business competencies and reduce costs. Our IT services and software business manages the mission critical reservations and related systems for three of the leading global airlines (Delta, Northwest and United) as well as 16 other airlines. Our IT services and software business also provides an array of leading-edge IT software subscription services, developed through our hosting arrangements, to 46 airlines around the world.

    •
    GTA business, which sources net rate accommodations, ground travel, sightseeing and other destination services from travel suppliers and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators and travel agents, and directly to consumers via its affiliate channels. GTA has relationships with over 23,000 hotels worldwide, the substantial majority of which are independent, and an inventory of over 30 million hotel rooms annually, and accommodates travel products and services in over 140 countries.

Company History

        Galileo, the cornerstone of the Travelport business, began as the United Airlines Apollo system in 1971 in the United States. In 1997, Galileo International became a publicly listed company on the New York and Chicago Stock Exchanges. In October 2001, Galileo was acquired by Cendant Corporation ("Cendant"), now known as Avis Budget Group, Inc. As part of Cendant from 2001 to 2006, we completed a series of acquisitions, including Orbitz, Inc. in November 2004 and Gullivers Travel Associates (which forms the base of our GTA business) in April 2005.

        Travelport Limited was formed on July 13, 2006 to acquire the travel distribution services businesses of Cendant (the "Acquisition"). On August 23, 2006, the Acquisition was completed, and Travelport was acquired by affiliates of The Blackstone Group ("Blackstone") and Technology Crossover Ventures ("TCV"). One Equity Partners ("OEP") acquired an economic interest in our company in December 2006.

        On July 25, 2007, Orbitz Worldwide, Inc. ("Orbitz Worldwide") completed the initial public offering of 41% of its outstanding shares of common stock on the New York Stock Exchange. On October 31, 2007, in connection with an internal restructuring, we transferred 9.1 million shares, or 11% of the then outstanding equity, of Orbitz Worldwide out of Travelport Limited. Our current shareholding in Orbitz Worldwide is approximately 48% of the outstanding equity of Orbitz Worldwide.

        On August 21, 2007, we completed the acquisition of Worldspan Technologies Inc. ("Worldspan"), a global distribution system which has become part of the Travelport GDS business.

        We continually explore, prepare for and evaluate possible corporate transactions to ensure we have the most efficient and effective capital structure and to maximize the value of the enterprise. No assurance can be given with respect to the timing, likelihood or effect of any possible corporate transactions.

        Although we focus on organic growth, we may augment such growth through the select acquisition of (or possible joint venture with) complementary businesses in the travel and business services industries. We expect to fund the purchase price of any such acquisition with cash on hand or borrowings under our credit lines. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. In addition, we continually review and evaluate our portfolio of existing businesses to determine if they continue to meet our business objectives. As part of our ongoing evaluation of such businesses, we intend from time to time to explore and conduct discussions with regard to joint ventures, divestitures and related corporate transactions. However, we can give no assurance with respect to the magnitude, timing, likelihood or financial or business effect of any possible transaction. We also cannot predict whether any divestitures or other transactions will be consummated or, if consummated, will result in a financial or other benefit to us. We intend to use a portion of the proceeds from any such dispositions and cash from operations to retire indebtedness, make acquisitions and for other general corporate purposes.

Company Information

        Our principal executive office is located at 400 Interpace Parkway, Building A, Parsippany, New Jersey 07054 (telephone number: (973) 939-1000). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Commission (the "Commission"). Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports) and other information can be accessed on our website at www.travelport.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Code of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and Code of Conduct and Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

GDS

        We are the only global GDS provider that has a number one or number two position in each of the three major world travel regions, Europe, Middle East and Africa ("EMEA"), North, Central and

South America ("the Americas") and Asia Pacific ("APAC"). In 2007, our GDS business processed over 343 million air segments, 18 million car bookings, 20 million hotel bookings and 1.7 million rail bookings, capturing 32% of the global share of GDS-processed air segments. In 2007, our GDS business earned approximately $1.9 billion in booking fees from air, hotel and car transactions, with $1.7 billion from airlines, $100 million from hotels and $83 million from car rental companies.

        Our GDS business is headquartered in the United Kingdom and is balanced across the three major travel regions, which means that we are well positioned to take advantage of market-driven growth in each major travel region. This geographic balance also helps insulate us from downturns related to specific regional economies. In 2007, our balanced share of GDS-processed air segments was 31%, 34% and 31% in EMEA, Americas and APAC, respectively, based on global distribution of GDS-processed air segments of 40%, 44% and 16%, respectively, in each region.

        Travel Suppliers.    Our relationships with travel suppliers extend to airlines, hotels, car rental companies, tour operators, cruise lines, rail companies and other travel suppliers. Travel suppliers process, store, display, manage and distribute their products and services to travel agencies primarily through GDSs. Through participating carrier agreements (for airlines) and associate agreements (for other travel suppliers), airlines and other travel suppliers are offered varying services and functionality at which they can participate in our GDSs. These levels of functionality generally depend upon the functionality selected by the travel suppliers as well as the type of communications and real-time access allowed with respect to the particular travel supplier's host reservations systems.

        We operate across 145 countries distributing supplier inventory that is aggregated from approximately 450 airlines, 269 hotel chains covering over 83,000 hotel properties, more than 26 car rental companies, more than 400 cruise and tour operators and 13 major rail networks worldwide.

        Our top ten travel suppliers for our GDS business, all of which are airlines, represented approximately 38% of our revenue for the year ended December 31, 2007. The table below lists alphabetically our five largest airline suppliers in EMEA, the Americas and APAC for the year ended December 31, 2007, based on revenue.

EMEA	Americas	APAC
Alitalia Airlines	American Airlines	Emirates Airlines
British Airways	Delta Airlines	Qantas Airways
Emirates Airlines	Northwest Airlines	Singapore Airlines
Lufthansa Airlines	United Airlines	Thai Airways
Saudi Arabian Airlines	US Airways	United Airlines

        Our top five hotel suppliers in our GDS business for the year ended December 31, 2007 were Choice Hotels, Hilton, Intercontinental Hotel Group, Marriott Hotels and Sheraton Starwood, which together accounted for approximately 50% of our hotel revenue in this period. Our top five car rental companies in the GDS business for the year ended December 31, 2007 were Avis, Budget, Enterprise, Hertz and National, which together accounted for approximately 73% of our car revenue in this period. Our rail customers include 13 major rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Eurostar Group (United Kingdom), Deutsche Bahn AG (Germany), SNCB Holding (Belgium) and Amtrak (United States), which together accounted for approximately 85% of our rail revenue for the year ended December 31, 2007.

        Our standard distribution agreements with travel suppliers are open-ended and roll over unless specifically terminated. The majority of our agreements remain in operation each year, with exceptions usually linked to airline mergers or bankruptcies. Our top ten travel suppliers (by revenue), all of which are airlines, have been customers for over ten years.

        We have entered into a number of specific term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure

"full content" parity with the airline's websites. Full content agreements allow our travel agency customers to have access to the full range of our airline suppliers' content. The average duration of these agreements is three to seven years. We have secured full content agreements with 50 airlines, including all the major airlines in North America and the largest European and Asian airlines such as British Airways, Air France, KLM, Lufthansa, Alitalia, Qantas, Cathay Pacific, Singapore Airlines and Virgin Atlantic.

        We have 74 low cost carriers, or LCCs, participating in our GDS. We believe that our geographic breadth makes us the GDS of choice for most major LCCs, although LCC activity on the GDS remains at an early stage of development in terms of level of booking activity. However, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both JetBlue and Southwest Airlines in the United States, Air Asia and JetStar in APAC and easyJet and AirBerlin in Europe, is indicative of the value that travel suppliers place on the size, scale, and breadth of a GDS's footprint. We believe we are well positioned to capture growth from the LCCs due to our global footprint and strength in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

        Travel Agencies.    Approximately 63,000 travel agencies worldwide depend on us to provide travel information, booking and ticketing capabilities travel purchases and management tools for travel information and travel agency operations. Access to our GDSs enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by travel suppliers. Through our GDSs, travel agencies have access to approximately 450 airlines, 269 hotel chains covering over 83,000 hotel properties, more than 26 car rental companies, more than 400 cruise and tour operators and 13 major rail networks worldwide.

        Our GDS business also facilitates travel agencies' internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and on-line booking solutions.

        Travel agencies generally pay a fee for access to our GDSs and for the equipment, software and services provided. However, this fee is often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period. In addition, we provide cash incentives or other inducements to a significant number of travel agencies as a means of encouraging greater use of our GDSs.

        Our travel agency customers comprise on-line travel agencies, off-line travel agencies, long-haul, corporate and leisure travel agencies. Our largest on-line travel agency customers in 2007 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline.com Incorporated and Webjet Marketing Pty. Limited. Our largest corporate travel agency customers in 2007 were American Express, Hogg Robinson Group, BCD Holdings, Carlson Wagonlit Travel and Flight Centre Limited. Our top leisure travel agencies include Thomas Cook, Trailfinders, DER Travel, Stella Group and AAA Travel. Our top ten travel agency customers have been customers for an average tenure of 15 years or more, with two being customers for over 25 years.

        We recently developed Galileo Traversa, an on-line self-service booking tool marketed to corporations and their business travelers. Galileo Traversa enables users to book air, car and hotel reservations with inventory sourced from the Galileo GDS, as well as content available via the Air Content Hub application owned by Galileo. Galileo Traversa is distributed primarily through resale arrangements with travel agencies and may only be licensed to subscribers of GDSs that we own or operate. Galileo Traversa was deployed for IBM during the fourth quarter of 2007 and will be made available to Galileo travel agency subscribers in the future.

        Business Intelligence Services.    As part of our GDS business, we also provide data to airlines, hotels, car rental companies and local travel bureaus. Our data is critical to travel suppliers in the management of their own operations. We provide mission-critical data to 60 airlines both for operational processes such as GDS billing, yield management, airline revenue accounting and industry settlement as well as data for market analysis such as airline network planning, revenue management, pricing and sales. Typically, these data services are vital to suppliers' revenue management departments which help travel suppliers optimize their own revenue streams. Data typically takes the form of "raw" electronic booking data from the GDS with details of routes, fares and prices. No personally identifiable data is provided. In addition, through Shepherd Systems ("Shepherd"), we provide a comprehensive suite of innovative on-line technologies, airline marketing intelligence, sales force automation tools and customized data reporting and analysis services to more than 40 airlines and several travel agencies worldwide. Shepherd's tools are used throughout different airline departments, including network, planning, revenue, yield, scheduling, sales and marketing, to strengthen their ability to make strategic decisions and improve business results.

        IT Services and Software.    We have been a pioneer in IT services for the airline industry, being the first GDS to issue an e-ticket in 1995 and the first GDS to offer customer self-service options for airlines (in partnership with Kinetics, Inc.) in 2000. Through our IT services and software business, we provide travel suppliers, primarily airlines, with hosting solutions and IT subscription services.

  •
  Hosting solutions. These solutions encompass mission critical systems for airlines such as internal reservation system services, inventory management and flight operations technology services. Our internal reservation system services include the operation, maintenance, development and hosting of an airline's internal reservation system and include seat availability, reservations, fares and pricing, ticketing and baggage services. These services are critical to an airline's operations as they are the means by which an airline sells tickets to passengers and also drives all the other key passenger related services and revenue processes and systems within the airline. Flight operations technology services provide operational support to airlines, from pre-flight preparation, through to departure and landing. Some of these services include weight and balance, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Software development services focus on creating innovative software for use in an airline's internal reservation system and flight operations' systems. We host and manage the IT platforms for Delta, United and Northwest, under contracts which expire in 2018, 2013 and 2018, respectively. United has announced its intention to transition its reservation system away from Travelport to another service provider, which could adversely impact our hosting business. Under the terms of our agreement with United, the earliest United can provide us with notice of its intent to transition from our hosting services is January 1, 2009, with the transition to be effective in January 2010. We also provide 16 other smaller airlines around the world with less complex reservation system products through our hosting solutions.

  •
  IT subscription services. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed, through our hosting arrangements, an array of leading-edge IT subscription services, which we provide to 46 airlines around the world for mission critical applications in fares, pricing and e-ticketing. These services include:

  •
  Fares and Pricing/e-pricing/global fares. A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

    •
    Electronic Ticketing. A database that enables airlines to outsource electronic ticketing storage and maintenance to us. We provide electronic ticketing services to more than 200 airlines.

    •
    Rapid Reprice. An automated solution that enables airlines to recalculate fares when itineraries change.

    •
    Fare Verify. A real time audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents.

    •
    Interline e-ticketing Hub. A software application that enables airlines to use our e-ticketing links with multiple carriers to establish their inter-carrier e-ticketing.

        We have also developed products which allow airlines to engage in new ways of selling airline tickets. For example, airlines are now able to pre-order meals, pre-select seats and offer discounts to travelers with no baggage.

        Our SecuRate Air Plus web-based product allows customers to input private fare and rule data for a corporation, large agency or e-commerce business, reflecting their exclusive low fare agreements with carriers. Our ViewTrip web-based product allows travelers to view their itineraries on-line. ViewTrip offers us the opportunity to earn additional advertising revenue.

        Sales and Marketing.    Our sales and marketing teams are responsible for developing existing and initiating new commercial relationships with travel suppliers and travel agencies worldwide.

        We employ a hybrid sales and marketing model consisting of direct sales and marketing organizations ("SMOs") which we directly manage, and indirect, third party national distribution companies ("NDCs"). We market, distribute and support our products and services primarily through SMOs. However, in regions not supported directly by SMOs, we provide our products and services through our relationships with NDCs which are typically independently owned and operated by a local travel-related business in that country or region. We typically pay an NDC operator a commission based upon the booking fees generated in the NDC's country or region and the NDC retains all subscriber fees billed in the country. Our SMOs and NDCs are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our distribution system, and account management teams, which service and expand existing business. We also provide global account management services to certain large multi-national customers. In certain regions, smaller customers are managed by telemarketing teams. We also have a dedicated airline solutions sales and service organization that is responsible for marketing our IT services, including our hosting solutions, to airlines globally.

        Historically, we relied on NDCs owned by national airlines in various countries in EMEA and APAC to distribute our products and services. However, in 1997, following Galileo's listing on the New York Stock Exchange, we acquired many of these NDCs from the airlines, including in the United States, Netherlands and Switzerland and, later, in Ireland, Italy, Australia, New Zealand, Malaysia, Denmark, Canada and the United Kingdom. This enabled us to directly control our distribution at a time when the airlines wished to divest and concentrate on their core airline businesses. In less developed regions where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. We have relationships with NDCs in many countries, including India, Austria, Greece, Hungary, Turkey, Kuwait, Lebanon, Jordan, Saudi Arabia, United Arab Emirates, Yemen, Egypt, Kenya and South Africa, as well as many other countries in Africa. In countries in APAC, such as India, Bangladesh, Sri Lanka, Thailand and South Korea, where our competitors are owned by the national airlines, we have either established SMOs or identified local companies to act as NDCs. In addition, we have successfully operated through NDCs owned by third parties that are not airlines, specifically in countries in which our Worldspan GDS operates in the Middle East, Africa and APAC. We regularly review our network of NDCs and periodically assess individual markets for vertical integration which is an activity which we plan to continue.

        Competition.    The marketplace for travel distribution is large, multi-faceted and highly competitive. Our GDS business competes with other traditional GDSs such as Amadeus Global Travel Distribution S.A. ("Amadeus") and Sabre, Inc. ("Sabre"), as well as with several regional competitors. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd ("Abacus"), which is primarily owned by a group of ten Asian airlines, Axess International Network Inc. and INFINI Travel Information, Inc., which are majority owned by Japan Airlines System and All Nippon Airways, respectively, Topas Co., Ltd., which is majority owned by Korean Air Lines, and TravelSky Technology Limited, which is majority owned by Chinese state-owned enterprises.

        In addition, GDSs compete with travel suppliers that offer information and bookings functionality through their own "supplier.com" websites, and technology providers offering a direct connection between travel content providers and travel agents bypassing GDSs, although the latter have had limited impact due to the relative efficiency, size, scale and depth of content in GDSs. These technology providers have recently altered their strategy either to focus on travel agency automation tools which complement the GDS or IT subscription services providing airlines with functionalities such as shopping and pricing tools, in competition with our IT subscription services business.

        Each of the other traditional GDSs offers products and services substantially similar to our services. Competition in the GDS industry is based on the following criteria:

  •
  the timeliness, reliability and scope of travel inventory and related information offered;

  •
  service, reliability and ease of use of the system;

  •
  the number and size of travel agencies utilizing our GDSs and the fees charged and inducements paid to travel agencies;

  •
  travel supplier participation levels, inventory and the transaction fees charged to travel suppliers; and

  •
  the range of products and services available to travel suppliers and travel agencies.

        We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. For example, US-based ITA Software and Farelogix have recently announced plans to develop new distribution systems, although these systems currently utilize the functionality of a GDS to provide the more complex components of a complete travel distribution solution for suppliers and travel agencies. Recent trends indicate that these companies have refocused on competing in the industry segment for IT services to travel suppliers, such as providing internal reservation systems or travel agency automation tools operating in conjunction rather than as an alternative to a GDS. In addition, established and start-up search engine companies are attempting to enter the travel marketplace by aggregating travel search results across travel supplier, travel agent and other websites. These alternative travel distribution systems may have the effect of diverting customers from our GDSs.

        The IT services sector of the travel industry is highly fragmented, with hundreds of airline customers and multiple providers of IT services, including a number of airlines who build and run applications in-house. Competition within the IT services industry is segmented by the type of service offering. For example, internal reservation and other system services competitors include Amadeus, Electronic Data Systems Corporation, Navitaire Inc., Sabre and Unisys Corporation/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines.

        Technology.    We are currently consolidating our Galileo and Worldspan data centers into a single location to support our GDSs and IT services and software businesses. The Atlanta, Georgia data center offers a state of the art facility that has just completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The Atlanta facility and the existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a highly secure environment for combined Galileo and Worldspan operations. Current mainframe capacity already exists to handle our combined core systems workloads and the facility offers space for the incremental server hardware required to manage growth for the foreseeable future. We will use the capacity of the system and the advanced logical partitioning abilities to create a single, combined operational environment that reduces cost while ensuring stability and functionality. In addition, the combined environment will immediately deliver significant infrastructure upgrades, both in systems and network technology, previously planned and budgeted for Galileo. The network, mainframe and distributed server environments in the Atlanta facility have been modified since October 2007 and testing of the configuration that will support combined operations is at an advanced stage.

        The Galileo GDS currently outsources the data center operations in our Denver facility to IBM. We have chosen to continue in-sourcing operations in Atlanta to take advantage of the experienced and skilled staff, the consistently high service levels and low cost demonstrated with that model. Galileo will transition its technology platform and IT operations from Denver to Atlanta. Our combined technology team is very experienced at relocating large mission-critical data centers, having successfully moved the Galileo data center from Swindon, United Kingdom to Denver and the PARS data center from Kansas City to Atlanta; integrated the Delta Airlines reservations and flight operations systems; and hosted the Abacus GDS and moved the Abacus system to a different hosting provider. Over the last five years our Atlanta team has upgraded and streamlined systems and network technologies, continually reducing costs for Worldspan and its customers. The combined operation plan will allow the technology team to reduce costs for Galileo systems and customers. The savings in labor, hardware, facility, network costs and those from renegotiated contracts with IBM and other key technology providers, underpin a large element of our restructuring plan.

        The combined data center will be comprised of over 3,500 open systems servers and mainframes, providing for 4.3 billion stored fares, with peak message rates of nearly 20,000 messages per second. Peak message days will see over 900 million messages. In its first year of combined operation, the data center will support more than 620 million travel-related bookings and handle just under 200 billion messages at a lower cost per booking.

GTA

        GTA is a leading global wholesaler of accommodation, ground travel, sightseeing and other destination services. GTA is focused on city center travel rather than beach destinations. GTA has relationships with more than 35,000 travel supplier partners and more than 23,000 hotels, the substantial majority of which are independent, and an inventory of over 30 million hotel rooms annually, and sells travel products and services in over 140 countries. We believe GTA's inventory depth and breadth on a global scale are more comprehensive than any of its competitors. In 2007, GTA serviced more than 25,000 groups, made over 3.0 million bookings and generated total transaction value ("TTV") of approximately $1.86 billion and net revenue of $330 million. GTA's business is geographically diverse, with no one inbound destination and no one outbound source accounting for more than 20% of GTA's sales as measured by TTV.

        GTA sources net rate accommodations, ground travel, sightseeing and other destination services from travel suppliers and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators and travel agents, and directly to consumers via its affiliate channels, such as airlines, loyalty companies and financial institutions. GTA has arrangements with individual hotel chains and independent hotel properties through which it is given access to the inventory of participating hotels at negotiated rates. The room inventory to which GTA has access under these arrangements is provided to GTA on an allocation basis, which ensures availability of those rooms. GTA then distributes the room inventory under contract to other travel wholesalers, tour operators and travel agents. GTA currently bears inventory risk on less than 0.1% of its supplier contracts which represents less than 2% of GTA's TTV.

        A critical aspect of GTA's business model is that it competes successfully both as a wholesale and retail provider of group and independent travel, the two key leisure travel segments. This business model makes GTA attractive to hotels and other travel suppliers as it helps drive these two fundamentally discrete groups of travelers to their businesses. In return, GTA is able to secure highly competitive and often unique inventory allotments and net rates. GTA's group and independent traveler offerings operate symbiotically and strengthen its offering to both suppliers and customers.

        GTA's business model provides opportunities to earn incremental revenue from cross-selling, which increasingly differentiates GTA from its competitors. With the launch of the Galileo Leisure product for travel agents in 2005, GTA has been able to increase significantly the amount of content that Galileo makes available to its travel agency customers and also benefit from a broader customer base.

        GTA is well-positioned to take advantage of growth in the fast growing APAC region, with more than a dozen offices in the region and significant experience operating in this region.

        OctopusTravel.    OctopusTravel, which includes the brands OctopusTravel.com and Needahotel.com, provides travelers with the ability to book reservations on-line from a large inventory of hotels and apartments, car rentals, bus and limousine transfers and sightseeing services in numerous cities and countries. It offers accommodation in more than 140 countries worldwide and conducts business in 30 different languages. The majority of OctopusTravel's bookings are made through its affiliate partners, such as airlines, loyalty companies and financial institutions, who incorporate booking services and content of OctopusTravel into their own websites. Affiliate partners can choose from a variety of branding solutions to market products and services to their customers. OctopusTravel manages content, on-line marketing and customer service functions on behalf of many of its affiliate partners. OctopusTravel has more than 1,200 agreements with affiliate partners, including AirMiles, Singapore Airlines, Virgin Blue and eDreams, and several major airlines in EMEA and APAC.

  Customers.

        Travel Suppliers.    GTA has relationships with more than 35,000 travel supplier partners, including more than 23,000 hotels, the substantial majority of which are independent. In 2007, GTA's top ten contracted hotels accounted for approximately 2.2% of GTA's room nights.

        Travel Wholesalers, Travel Agencies and Tour Operators.    GTA's customers include travel wholesalers, travel agencies and tour operators in over 140 countries. Orbitz Worldwide is currently GTA's largest customer.

        Sales and Marketing.    GTA has 30 offices globally, including London, New York, Hong Kong, Tokyo and Dubai, which are responsible for maintaining and building relationships with retail travel agents, wholesale tour operators and corporate travel clients in over 140 countries worldwide. GTA develops relationships with its customers using its direct sales force and account managers. The GTA strategy focuses on both attracting new customers and increasing the business of existing customers. Sales and marketing techniques include partnership marketing, preferred product placement, public relations and recommendations in travel guides. GTA also works with the media and country and regional tourism boards to promote destinations. Points of differentiation include technology customized to provide direct access to inventory and rates, inventory allocations, GTA's reputation as a reliable supplier and competitive room rates. GTA has dedicated contractors globally that are tasked with securing local content. These contractors are responsible for negotiating commercial terms for hotels (including rates and allocations) and other ground services (including restaurants, sightseeing, excursions, transfers and long distance coaches).

        Technology.    GTA operates its core systems at a third-party hosted center near Hounslow, United Kingdom, and its secondary servers are located in GTA's headquarters in London, United Kingdom. GTA's systems and telecommunication infrastructure is on-line 24 hours a day, seven days a week, 365 days a year. GTA's back end systems are hosted on a large, logically partitioned, IBM iSeries platform with immediate replication to associated secondary systems. The platform is scaleable both vertically, within the same chassis, and horizontally, to further partitioned servers if required. GTA's front end systems are hosted on variable sized load balanced 'stacks' of servers utilizing open source software and industry standard database technology. The structure is such that more stacks can easily be added to enable scaleability to cater for the ever-increasing levels of traffic being directed at the platform. The front end systems have been developed to allow customers of GTA and OctopusTravel the ability to search and use inventory and pricing of hotels and ancillary services. Industry strength secure networks support GTA's worldwide presence. GTA's systems are subject to annual review by external third parties from a compliance and security perspective.

        GTA operates and maintains global websites and on-line interfaces that serve a diverse range of travel sellers. Wholesale customers and corporate "white label" customers may use an XML interface that has been developed in-house. The majority of GTA's core operational applications were developed and are maintained by a third party.

        Competition.    The wholesale travel industry is highly fragmented. GTA competes primarily with regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, such as Kuoni Travel Holding Ltd. and TUI AG (Europe), Tourico Holidays, Inc. (United States) and Qantas Holidays Limited (Australia). Unlike GTA, many of these regional competitors depend on one region for 75% or more of their total transaction value. GTA with its global footprint is uniquely positioned to sell inter- and intra-regional travel worldwide. GTA also competes with global, regional and local on-line hotel retailers in EMEA, the Americas and APAC.

        Factors affecting the competitive success of travel wholesalers, including GTA, include:

  •
  the choice and availability of travel inventory;

  •
  customer service;

  •
  the strength of independent hotel relationships;

  •
  the breadth, diversification and strength of local tour operator and travel agency relationships;

  •
  pricing;

  •
  the reliability of the reservation system;

  •
  the geographic scope of products and services offered; and

  •
  the ability to package products and services in ways appealing to travelers.

Material Agreements

        During 2007, we entered into a number of new material agreements. In July 2007, in connection with the consummation of the initial public offering of Orbitz Worldwide, we and our subsidiaries entered into a number of agreements with Orbitz Worldwide, including a separation agreement, a transition services agreement, a tax sharing agreement and a subscriber services agreement. A summary description of each agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2007. In December 2007, following the acquisition of Worldspan, we entered into an amendment to the previously amended Asset Management Offering Agreement (the "IBM Agreement") among Worldspan, IBM and IBM Credit LLC and a joinder agreement pursuant to which we were joined as a party to the IBM Agreement. A summary description of the amended IBM Agreement is included in our Current Report on Form 8-K filed with the Securities and Exchange

Commission on January 4, 2008. The IBM Agreement was further amended in January, February and March 2008.

Financial Data of Segments and Geographic Areas

        Financial data for our segments and geographic areas are reported in Note 20—Segment Information to our Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

        We regard our technology and other intellectual property, including our trademarks, as a critical component of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws, trade secret and confidentiality procedures. The trademarks and service marks TRAVELPORT®, GALILEO®, GULLIVERS TRAVEL ASSOCIATES®, GTA®, OCTOPUSTRAVEL®, WORLDSPAN® and related trademarks and logos are material to our businesses. We own the material marks used in our businesses, and we and our licensees actively use these marks. All of the material marks used by these companies are registered (or have applications pending for registration) in their appropriate markets. We take reasonable precautions to protect against unauthorized or infringing uses of our trademarks in the marketplace.

        Our GDS business depends on a number of third party and jointly developed software licenses. These include the Transaction Processing Facility operating system software licensed from IBM that supports the core GDS technology. Our Galileo and Worldspan GDSs each have a licensing arrangement with IBM, each of which expires in June 2011, but which is subject to renewal. It is anticipated that we will establish a licensing agreement with IBM that applies to both of our GDSs. In addition, Worldspan developed e-Pricing jointly with Expedia and shares intellectual property rights in this application. We have an issued US patent directed to a unique cache for airline data which allows us to provide flight availability information without having to access an airline's databases for each inquiry. This patent expires on April 1, 2022. We also have a patent pending for Worldspan for an innovative interactive map product.

        Unauthorized use of our intellectual property could have a material adverse effect on us and our legal remedies may not adequately compensate us for the damage caused by such use.

Regulation

        We are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations described below. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

        We believe that we are in material compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or of the proposed laws, regulations and policies that are described below, we are not aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse affect on our business.

GDS Regulations

        Our GDS businesses are subject to specific GDS regulations in the European Union and Canada. Prior to July 31, 2004, our GDS businesses were also subject to GDS regulations in the United States.

        In October 2005, the European Commission announced that it proposed to repeal many regulations, including the Computer Reservation System ("CRS") Regulations. The CRS Regulations were originally adopted in the United States, Canada and the European Union to guarantee consumers access to competitive information by requiring CRSs (then owned by individual airlines) to provide travel agents with unbiased displays and rankings of flights. On November 15, 2007, following a public consultation, the European Commission adopted a proposal for a revision of the CRS Regulations. Under the proposal, GDSs and airlines will be free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The proposal also contains provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agents in MIDT data. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on its transport services and to accept bookings from another GDS. We have expressed to the European Commission our views on the proposal. We intend to continue discussions with the European Commission as well as raise our concerns with certain members of the European Parliament, Member States and the European Council. New GDS regulations are not expected to be enacted before 2009.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include eliminating the "obligated carrier" rule, which required larger airlines in Canada to participate equally in the GDSs, and elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Due to the elimination of the obligated carrier rule in Canada, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDSs.

        We are also subject to regulations affecting issues such as telecommunications and exports of technology.

GTA Regulations

        Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a "seller of travel" and to comply with certain disclosure requirements. Where we sell travel products and services in Europe directly to travelers as part of a "package", we are regulated by The Package Travel, Package Holidays and Package Tours Regulations Directive 90/314/EEC (13 June 1990), as implemented by EU Member States into country-specific regulations (the "Package Travel Regulations"). Where the Package Travel Regulations apply, they impose primary liability on us for all elements of a trip sold through us, whether we own or control those services or whether we sub-contract them to independent suppliers. The Package Travel Regulations principally affect our GTA business where the sale is made in the European Union.

Travel Agency Regulations

        The products and services that we provide are subject to various international, federal, state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. As a seller of air transportation products in the United States, we are subject to regulation by the US Department of Transportation ("DOT"), which has jurisdiction over economic issues affecting the sale of air travel, including customer protection issues and competitive practices. The DOT has the authority to enforce economic regulations and may assess civil penalties or challenge our operating authority. In addition, many of our travel suppliers and trade customers are heavily regulated by the US and other governments, and we are indirectly affected by such regulation.

        In addition, certain jurisdictions abroad may require that we hold a local travel agencies' license in order to sell travel products to travelers.

Privacy and Data Collection Regulations

        Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Many states in the United States have introduced legislation or enacted laws and regulations that require strict compliance with standards for data collection and protection of privacy and provide for penalties for failure to notify customers when such standards are breached, even by third parties. The US Federal Trade Commission adopted "do not call" and "do not fax" regulations in October 2003. In compliance with such regulations, our affected businesses have developed and implemented plans to block phone numbers listed on the "do not call" and "do not fax" registries and have instituted new procedures for preventing unsolicited telemarketing calls. In response to "do not call" and "do not fax" regulations, our affected businesses have reduced their reliance on outbound telemarketing.

        Many countries have enacted or are considering legislation to regulate the protection of private information of consumers, as well as limiting unsolicited commercial email on the Internet to consumers. In the United States, the legislation that has become state law is a small percentage of the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our businesses.

        The primary privacy regulations to which our operations are subject are the EU Data Protection Directive 95/46/EC of the European Parliament and Council (24 October 1995) and Canada's Personal Information and Protection of Electronic Documents Act ("PIPEDA"):

  •
  Europe: Individual countries within the European Union have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive is the source of many of these individual regulations and requires companies doing business in EU Member States to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU Member States to provide adequate data privacy protection when sending personal data from any of the EU Member States. Effective July 25, 2000, the EU Member States adopted a safe-harbor arrangement that provides that US organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the US Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies Travelport to receive data from EU Member States. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual or otherwise qualify for an exception. US companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the US Federal Trade Commission or the US DOT (which has authority over "ticket agents") if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices. In addition, the European Commission has approved a set of standard form clauses for the transfer of personal data. These allow companies to put in place a contractual chain in order to transfer data outside of Europe.

  •
  Canada: PIPEDA provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the individual's right to privacy of their personal information. In addition, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA was extended to the collection, use or disclosure of personal information in the course of any commercial activity within a province.

Marketing Operation Regulations

        The products and services offered by our various businesses are marketed through a number of distribution channels, including over the Internet. These channels are regulated on a country by country basis, and we believe that our marketing operations will increasingly be subject to such regulation. Such regulations, including anti-fraud laws, customer protection laws, and privacy laws may limit our ability to solicit new customers or to market additional products or services to existing customers. We are also aware of, and are actively monitoring the status of, certain proposed state legislation related to privacy and to email marketing that may be enacted in the future. It is unclear at this point what effect, if any, such state legislation may have on our businesses. California, in particular, has enacted legislation that requires enhanced disclosure on Internet websites regarding customer privacy and information sharing among affiliated entities. We cannot predict whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether other states will enact similar laws.

Internet Regulations

        We must also comply with laws and regulations applicable to businesses engaged in on-line commerce. An increasing number of laws and regulations apply directly to the Internet and commercial on-line services. For example, email activities are subject to the US CAN-SPAM Act of 2003. The US CAN-SPAM Act regulates the sending of unsolicited, commercial electronic mail by requiring the sender to (i) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (ii) provide the recipient with an on-line opportunity to decline to receive further commercial electronic mail messages from the sender, and (iii) list a valid physical postal address of the sender. The CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial on-line services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for on-line commerce may prompt calls for more stringent customer protection laws.

        New laws or different applications of existing laws would likely impose additional burdens on companies conducting business on-line and may decrease the growth of the Internet or commercial on-line services. In turn, this could decrease the demand for our products or increase the cost of doing business.

        Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The US Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2007. The majority of products and services we offer are already taxed: hotel rooms and car rentals at the local level and air transportation at the federal level with state taxation preempted. In Europe, there are laws and regulations governing e-commerce and distance-selling which primarily affect our recently-acquired customer travel businesses. These regulations require our businesses to act fairly towards customers, for example, by giving customers a cooling-off period during which they can cancel transactions without penalty. There are various exceptions for the leisure and travel industry.

Employees

        As of December 31, 2007, we had approximately 6,100 employees worldwide, with approximately 2,170 employees in EMEA, 2,570 employees in the Americas and 1,360 employees in APAC. None of our employees in the United States are subject to collective bargaining agreements governing their employment with us. In many of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. We believe that our employee relations are good.

ITEM 1A.    RISK FACTORS

        You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risk. However, the risks and uncertainties our company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Our revenue is derived from the travel industry and a prolonged or substantial decrease in travel volume, particularly air travel, as well as other industry trends, could adversely affect us.

        Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

  •
  global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect air travel volume in our key regions;

  •
  epidemics or pandemics, such as avian flu and Severe Acute Respiratory Syndrome ("SARS");

  •
  natural disasters, such as hurricanes and earthquakes;

  •
  general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume;

  •
  the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or consolidations on the cost and availability of air travel and hotel rooms;

  •
  changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations;

  •
  fuel price escalation;

  •
  work stoppages or labor unrest at any of the major airlines or airports;

  •
  increased airport security that could reduce the convenience of air travel;

  •
  travelers' perception of the occurrence of travel related accidents, or of the scope, severity and timing of the other factors described above; and

  •
  changes in occupancy and room rates achieved by hotels.

        If there is a prolonged substantial decrease in travel volume, particularly air travel volume, for these or any other reason, it would have an adverse impact on our business, financial condition and results of operations.

        We may also be adversely affected by shifting trends in the travel industry. For example, a significant portion of the revenue of our GTA business is attributable to the distribution of travel packages that combine accommodation, destination services and transportation through traditional wholesale and tour operators that serve both group and individual travelers. In certain markets, an increasing proportion of travel is shifting away from that method of organizing and booking travel towards more independent, unpackaged travel, where travelers book the individual components of their travel separately. To the extent our GTA business or other components of our business are unable to adapt to such shifting trends, our results of operations may be adversely affected.

The travel industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

        Our businesses operate in highly competitive industries. If we cannot compete effectively, we may lose share to our competitors, which may adversely affect our financial performance. Our continued success depends, to a large extent, upon our ability to compete effectively in industries that contain numerous competitors, some of which may have significantly greater financial, marketing, personnel and other resources than we have.

  GDS business

        GDSs have two different categories of customers, travel suppliers and travel agencies. We are, therefore, subject to the interrelated network effects arising out of the interaction between these customer groups. We need to offer competitive terms to travel suppliers to obtain sufficient travel content to allow us to provide a competitive offering to travel agencies to gain and maintain travel agency customers. If we are not able to attract large numbers of travel agency customers, our ability to obtain content from travel suppliers will be adversely affected.

        Our GDSs compete with other traditional GDSs such as Amadeus and Sabre, and regional participants such as Abacus, as well as with alternative intermediate distribution technologies. We also compete with direct distribution by travel suppliers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as "supplier.com websites"). Our GDSs also compete with new companies in the travel distribution industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS.

        The IT services sector of the travel industry is highly fragmented. We compete with hundreds of airline customers and multiple providers of IT services, including a number of airlines who build and run applications in-house. Competition within the IT services industry is segmented by the type of service offering. For example, internal reservation and other system services competitors include Amadeus, Electronic Data Systems Corporation, Navitaire Inc., Sabre and Unisys Corporation/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines.

  GTA business

        The wholesale travel industry is highly fragmented, and GTA competes with regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, global wholesalers of travel-related products and services such as Miki Travel Limited, Kuoni Group and Tourico Holidays, Inc., regional or specialist wholesalers of travel-related products and services, and global, regional and local on-line hotel retailers in EMEA, the Americas and APAC.

        Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms than we can. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. The enhanced presence of on-line travel agencies, for example, is placing pressure on GTA's ability to secure allocations of hotel rooms. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors and competitive pressures we face could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to successfully integrate our operations with Worldspan, or attain the expected benefits of the acquisition of Worldspan.

        We acquired Worldspan in August 2007 and believe that this acquisition will enhance our future financial performance by capitalizing on natural operational synergies as well as complementary technology and geographic attributes. The travel distribution industry is highly regulated and regulatory hurdles may deprive us of the anticipated financial benefits of the Worldspan acquisition.

        Moreover, the Worldspan acquisition presents challenges to management, including the integration of our administrative operations, systems and personnel with those of Worldspan. The Worldspan acquisition also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of the combined companies. As part of the integration process, we will be completing the consolidation of our systems infrastructure and web and database servers for our Galileo and Worldspan GDS operations in Atlanta. This is a significant undertaking. Any difficulties that we encounter in the transition and migration processes, and any level of integration that is not successfully achieved, could have an adverse effect on our revenue, level of expenses and results of operations. We may also experience operational interruptions, the loss or corruption of data and the loss of key employees, suppliers and customers. As a result, notwithstanding our expectations, we may not realize the anticipated benefits or cost savings of the Worldspan acquisition.

We may not be able to achieve all of our expected cost savings from the Worldspan acquisition and our re-engineering efforts.

        We are benefiting, and expect to continue to benefit, from cost savings to be achieved as a result of the comprehensive reengineering program that commenced at the time of the Acquisition and from synergies to be achieved as a result of the Worldspan acquisition under the Worldspan integration program. In connection with the Worldspan acquisition, we have identified $150 million of potential annualized synergies from the Worldspan integration program. We also believe that certain other cost saving opportunities exist in connection with our re-engineering efforts. However, we may not be able to achieve our expected cost savings or identify any other cost savings opportunities, and any identified cost savings may not be achieved in a timely manner or unexpected costs may offset or outweigh any savings we do achieve. A variety of factors could cause us to fail to achieve the expected cost savings, including:

  •
  delays or higher than expected costs in integrating our data center operations, products and applications;

  •
  higher than expected severance costs related to staff reductions;

  •
  higher than expected retention costs for employees that will be retained;

  •
  delays in the anticipated timing of activities related to our cost savings plan;

  •
  any negative impacts of integration on our business operations; and

  •
  other unexpected costs associated with operating Worldspan.

        Because some of the measures will take time to implement, any cost savings we achieve will not immediately affect our financial results in the amounts presented. Our failure to achieve these expected annual cost savings could have a material adverse effect on our financial condition and results of operations.

We may not realize anticipated benefits from past and future acquisitions or have the ability to complete future acquisitions.

        We have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. In August 2007, we completed the Worldspan acquisition, in August 2006, we completed the acquisition of the Travelport companies of Cendant and, in April 2005, the Travelport businesses of Cendant completed the acquisition of GTA. We have derived a significant portion of our recent growth in revenue and operating income from acquired businesses. The success of any future acquisition strategy, including joint ventures, will continue to depend upon our ability to find suitable opportunities on favorable terms and to finance and complete these transactions. In addition, upon completion of an acquisition, we may encounter difficulties related to the integration of the acquired business into our operations, departure of a significant number of employees, loss in value of acquired intangibles and diversion of management's attention as well as unanticipated problems or liabilities. If we cannot overcome these difficulties, our ability to realize anticipated cost savings and revenue growth from our acquisitions may be adversely affected.

        In addition, acquisitions may not be accretive to our earnings, to the extent expected or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance an acquisition, non-cash write-offs of goodwill or intangibles or increased amortization expenses in connection with intangible assets. For example, for the period from January 1, 2006 to August 22, 2006, we recorded a $2,365 million pre-tax non-cash impairment charge (audited), primarily relating to the difference between the price at which Travelport was sold to Blackstone and the historical carrying value of Travelport's net assets.

We rely upon information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

        We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of Internet-based products and services, to change our services and infrastructure so they address evolving industry standards, and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We believe that Octopus is currently being outperformed in the market for a number of reasons, such as the lack of user-friendly features on the Octopus website found on other competitors sites and the lack of flexible pricing options, options which are available on competitor sites.

        It is possible that, if we are not able to maintain existing systems, obtain new technologies and systems, or replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner, our business and operations could be materially adversely affected. Also, we may not achieve the benefits anticipated or required from any new technology or system, or be able to devote financial resources to new technologies and systems in the future.

System interruptions and slowdowns may cause us to lose customers or business opportunities or to incur liabilities.

        Our inability to maintain and improve our information technology systems and infrastructure may result in system interruptions and slowdowns. We have experienced system interruptions in the past. System interruptions and slow delivery times, unreliable service levels, prolonged or frequent service outages, or insufficient capacity may prevent us from efficiently providing services to our customers, which could result in us losing customers and revenue, or incurring liabilities. In addition to the risks from inadequate maintenance or upgrading, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

  •
  power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events;

  •
  computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security;

  •
  the failure of third party software, systems or services upon which we rely to maintain our own operations; and

  •
  natural disasters, wars and acts of terrorism.

        We do not have backup systems for certain critical aspects of our operations, some systems are not fully redundant and our disaster recovery plan is limited and may not be sufficient in the event of a disaster. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems, or any substantial loss of data, could significantly curtail our ability to conduct our businesses and generate revenue.

We are dependent upon software, equipment and services provided by third parties.

        We are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our businesses. In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis or on commercially reasonable terms or be able to do so without significant cost or disruptions to our businesses and our relationships with our customers may be adversely impacted. During 2007, we experienced system outages arising from services that were provided by one of our key third party providers. The failure to obtain these arrangements may have a material adverse effect on our business, financial condition and/or results of operations.

We rely on third party national distribution companies to market our GDS services in certain regions.

        Our GDSs utilize third party, independently owned and managed national distribution companies ("NDCs") to market GDS products and distribute and provide GDS services in certain countries, including Austria, Dubai, Egypt, Greece, Hungary, India, Jordan, Kuwait, Lebanon, Pakistan, Saudi Arabia, Syria, Turkey, United Arab Emirates and Yemen, as well as many other countries in Africa. In Asia, where many national carriers own one of our competitors, we often use local companies to act as our GDS distributor. In connection with our NDC in the Middle East, we received a termination notice effective as of December 31, 2008. As a result, we expect our agreement with this NDC to terminate at the end of 2008. We are currently considering either entering into a new NDC relationship with a third party or establishing our own sales and marketing organization in that region.

        We rely on our NDCs and the manner in which they operate their business to develop and promote our global GDS business. Our top ten NDCs generated approximately $278 million, or 15% of our revenue, for the year ended December 31, 2007. We pay each of our NDCs a commission relative to the number of segments booked in its region. The NDCs are independent business operators, are not our employees, and we do not exercise control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially and sales in those regions could decline significantly. In addition, any interruption in these third party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Trends in pricing and other terms of agreements among airlines and travel agencies have reduced, and could further reduce in the future, our revenue and margins.

        A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDSs. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDSs, while withholding other content, such as lower cost "web" fares, for distribution via their own supplier.com websites unless the GDSs agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from individual GDSs as a means of obtaining lower booking fees, or, alternatively, to charge GDSs to access their lower cost web fares.

        We have entered into full content agreements with most major carriers in Europe, the United States and APAC, which provide us with access to the full scope of fares and inventory which the carriers make available through direct channels, such as their own supplier.com websites, with average terms of three to seven years. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors and our financial results could be adversely impacted. The full content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, as existing full content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our revenue and financial condition.

        In addition, certain GDSs, including Galileo and Worldspan, as well as Sabre and Amadeus, have implemented an alternative business and financial model for GDSs, generally referred to as the "opt-in" model, for travel agencies. Under the "opt-in" model, travel agencies are offered the opportunity of paying a fee to the GDS or agreeing to a reduction in the financial incentives to be paid to them by the GDS to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. The "opt-in" model was introduced in the UK and Australia and the rate of adoption by travel agencies was very high. If the "opt-in" model spreads beyond these markets and becomes widely adopted, GDSs, including Galileo and Worldspan, could receive lower fees from the airlines. These lower fees would be only partially offset by new fees paid by travel agencies and/or reduced inducement payments to travel agencies which would adversely affect our results of operations.

We depend on our supplier relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

        We rely significantly on our relationships with airlines, hotels and other travel suppliers. Our top ten airlines combined accounted for approximately 38% of our revenue for the year ended December 31, 2007. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDSs, and could negatively impact the availability and competitiveness of travel products offered on our websites. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Our arrangements with travel suppliers may not remain in effect on current or similar terms and the net impact of future pricing options may adversely impact revenue. Travel suppliers are increasingly focused on driving on-line demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future.

        We are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our GDS business and our wholesale accommodation business. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through our distribution channels or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major suppliers of their participation in our GDS business or our wholesale accommodation business for a sustained period of time or a supplier's complete withdrawal could have a material adverse effect on our business, financial condition and results of operations.

        Moreover, the airline industry has experienced a shift in industry share from full-service carriers to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Ryanair, have not historically distributed their tickets through us or other third party intermediaries.

        Further, GTA also receives access to inventory directly from hotels at negotiated rates and then distributes the rooms for a fee to travel agencies and tour operators who then make such inventory available to travelers. Many hotels use these types of arrangements with businesses such as GTA to dispose of excess hotel room inventory or to increase their inventory distribution. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through these negotiated rate arrangements. Moreover, hotels might seek to increase the cost of negotiated rate offerings, which may also adversely affect our business, financial condition and results of operations. In addition, several international hotel chains no longer allow distributors, including GTA, to distribute rooms on-line that they have purchased or gained access to at a lower, "net" rate that GTA and other distributors could then mark up, instead requiring that they distribute rooms in a manner that gives the hotel greater ability to set prices on a more real-time basis. As a result, more of our bookings may be completed under a flexible rate model where reservations are passed through to the supplier rather than a static net rate model, which may adversely affect our revenue. In addition, GTA currently bears limited inventory risk as it only pre-pays for a very limited number of rooms which it is allocated, and bears no risk of loss for the vast majority of rooms which are allocated to it. However, if a significant number of hotels were no longer willing to allocate rooms to GTA without additional pre-payment, then our costs would be substantially increased if we were unable to sell these pre-paid rooms. To the extent that other hotel chains or hotels change the terms on which they provide inventory to us, our ability to maintain or raise the current level of margins on hotel bookings, or our ability to adjust pricing in light of market trends and other factors, may be adversely affected. Such pressures may also adversely affect our business, financial condition and results of operations.

We provide IT services to travel suppliers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.

        Through our IT services and software business, we provide travel suppliers, primarily airlines, with hosting solutions and IT subscription services. We host and manage the reservations systems of 19 airlines worldwide and provide IT subscription services for mission critical applications in fares, pricing and e-ticketing to 46 airlines. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. In addition, our arrangements with our customers may not remain in effect on current or similar terms and this may impact revenue.

        We host and manage the reservations systems of United, among others, and provide related services pursuant to an agreement that expires in 2013. United has announced its intention to transition its reservations systems from us to another provider and under the terms of the agreement will be permitted to do so beginning January 1, 2010. We recognized $43.4 million of revenue from United pursuant to this agreement in 2007. If United follows through on its announced intention, our results of operations would be adversely affected due to the loss of revenue from this agreement.

Travel suppliers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

        Travel suppliers are seeking to decrease their reliance on third party distributors, including GDSs, for distribution of their content. For example, some travel suppliers have created or expanded commercial relationships with on-line and traditional travel agencies that book travel with those suppliers directly, rather than through a GDS. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer advantages such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance, e-ticketing or discounted prices for sales through these channels. In addition, metasearch websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, a growing number of bookings are being made without the use of a GDS at any stage in the chain between suppliers and end-customers. In the United States, bookings made directly with the airlines accounted for approximately 54.5% of total air bookings in 2005. In Europe, in 2004, estimated direct bookings with the airlines constituted 52% of total air bookings, while in 2005, estimated direct bookings with the airlines constituted 55.9% of total air bookings. Conversely, the airlines have made some of these offerings unavailable to unrelated distributors, or made them available only in exchange for lower distribution fees. Some LCCs distribute exclusively through direct channels, bypassing GDSs and other third party distributors completely, and as a result some LCCs have been enhancing their share within the travel industry. In addition, several travel suppliers have formed joint ventures or alliances that offer multi-supplier travel distribution websites. Finally, some airlines are exploring alternative global distribution methods recently developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be less complex than traditional GDSs, and that enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers because no or lower inducement payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel suppliers in our GDSs, then our business, financial condition or results of operations could be materially adversely affected.

        In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connects between airlines and travel agencies, as well as new technologies that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air, may not translate in the same proportion to increases in volumes passing through our GDSs.

Consolidation in the travel industry may result in increased expenses, lost bookings and reduced revenue.

        Consolidation among travel suppliers, including airline mergers and alliances, including the proposed joint venture among members of the SkyTeam alliance, may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to further lower booking fees and lower commissions. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels which could adversely affect our results of operations.

        Consolidation among travel agencies and competition for travel agency customers may also adversely affect our results of operations, since we compete to attract and retain travel agency customers. Reductions in commissions paid by some travel suppliers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and GDS-paid inducements and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agency customers and increases the ability of those travel agencies to negotiate higher GDS paid inducements. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our GDSs are a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase inducements, pre-pay inducements or increase spending on marketing or product development.

        In addition, any consolidation among the airlines for which we provide hosting systems could impact our hosting business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate.

We have identified a material weakness in our internal controls over financial reporting that, if not corrected, could result in material misstatements in our financial statements.

        We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements for the year ended December 31, 2007, we have identified certain deficiencies in our internal controls over financial reporting that resulted in errors in our previously issued financial statements. We concluded that such deficiencies constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

        The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

  •
  a control necessary to meet the control objective is missing; or

  •
  an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

        A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

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

        We are in the process of implementing changes to strengthen our internal controls. Additional measures may be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such a material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the required time periods will be adversely affected. This failure could cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Our businesses are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

        We operate in a highly regulated industry. Our businesses, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and/or regulations applicable to us, which could decrease demand for products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

        Our consumer and retail distribution channels are subject to laws and regulations relating to sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to be licensed or bonded in various jurisdictions and to comply with certain disclosure requirements. As a seller of air transportation products in the United States, we are also subject to regulation by the US Department of Transport, which has authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority.

        In addition, the European Commission is engaged in a comprehensive review of EU regulations governing GDSs. The European Commission adopted a proposal for a revision of the Computer Reservation System regulation on November 15, 2007. It is unclear at this time when new regulations will be enacted and what changes, if any, will finally be made to the current EU regulations. Because a number of large European airlines retain ownership interests in one GDS, we could be adversely affected if, for example, current rules for airlines that own an interest in a GDS to participate equally in other GDSs were eliminated or interpreted differently. We could also be adversely affected in Europe or elsewhere if restrictions were imposed or continued on advertising and displays, or if additional limitations were placed upon our right to contract with travel agents or airlines. Further, we could be adversely affected if changes to the regulations, changes in interpretations of the regulations, or new regulations increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, establish relationships with travel agencies, airlines, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations governing GDSs have been lifted in the United States, continued regulation of GDSs in the European Union and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.

        Our failure to comply with these laws and regulations may subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our businesses and may have a material adverse effect on our operations. We do not currently maintain a central database of regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views of personal privacy rights or security breaches.

        In the processing of our travel transactions, we receive and store a large volume of personally identifiable information ("PII"). This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, typically intended to protect the privacy and security of personal information, including credit card information that is collected, processed and transmitted in or from the governing jurisdiction.

        We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, government agencies in the United States have implemented initiatives to enhance national and aviation security in the United States, including the Transportation Security Administration's Secure Flight program, a passenger screening program, which was first introduced in 2004 but then temporarily suspended in 2006 because of security and privacy concerns. The program is intended to compare passenger information from passenger name records ("PNR") against watch lists maintained by the US government. In April 2005, as a result of the terrorist attacks of September 11, Advance Passenger Information System ("APIS") requirements were established in the United States, requiring air carriers to submit pre-departure APIS information on passengers flying into, out of, within and over the United States, to the US government. Under current rules, an air carrier is not permitted to board a passenger until the passenger has been pre-cleared by US Customs and Border Protection. These initiatives primarily affect airlines. However, to the extent that the airlines determine the need to define and implement standards for data that is either not structured in format or is not currently supplied by our businesses, we could be adversely affected. In June 2007, the European Union and the United States signed a seven-year accord that compels airlines to provide to the US government PNR on passengers flying from Europe to the United States. On November 6, 2007, the European Commission adopted a framework proposal that would establish a PNR system for EU Member States, similar to the PNR system agreed with the United States, but with some notable differences. Under the current EU proposal, only flights into and out of Member States would be affected (and not flights within Member States), additional data fields would be required to be collected, including information on unaccompanied minors, and each of the 27 Member States would be required to come up with their own method for storing and analysing PNR data, in contrast to the United States, where all data is stored and analyzed by the US Homeland Security Department. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the types and format of data currently supplied by our businesses.

        Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel related data, as it pertains to the individual, as a result of differing views on the privacy of such data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

We are exposed to risks associated with on-line commerce security and credit card fraud.

        The secure transmission of confidential information over the Internet is essential in maintaining travel supplier confidence in our services. Substantial or ongoing security breaches, whether instigated internally or externally on our system or other Internet-based systems, could significantly harm our business. Our travel suppliers currently require end customers to guarantee their transactions with their credit card on-line. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

        We incur substantial expense to protect against and remedy security breaches and their consequences. However, our security measures may not prevent security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could also obtain proprietary information or cause significant interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause our current and potential travel suppliers to lose confidence in our security, which would have a negative effect on the demand for our products and services.

        Moreover, public perception concerning security and privacy on the Internet could adversely affect end customers' willingness to use websites for travel services. A publicized breach of security, even if it only affects other companies conducting business over the Internet, could inhibit the use of on-line payments and, therefore, our services as a means of conducting commercial transactions.

Our sponsors control us and may have conflicts of interest with us or the holders of our bonds in the future.

        Investment funds associated with or designated by affiliates of Blackstone, TCV and OEP, or our Sponsors, beneficially own substantially all of the outstanding voting shares of our ultimate parent company. As a result of this ownership, the Sponsors are entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our articles of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests. Through control of us, the Sponsors control us and all of our subsidiaries.

        The interests of the Sponsors may differ from holders of our bonds in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors and their affiliates, as equity holders, might conflict with the interests of our noteholders. The Sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings (including financings that are senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our bonds. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Sponsors may have an interest in our doing so. For example, borrowings under our revolving credit facility and a portion of the proceeds from asset sales may be used for such purposes.

        The Sponsors and their affiliates are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsors continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

We are subject to additional risks as a result of having global operations.

        We operate in 145 countries. The principal risks to which we are subject as a result of having global operations are:

  •
  delays in the development of the Internet as a broadcast, advertising and commerce medium in certain countries;

  •
  difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure in various countries;

  •
  differences and unexpected changes in regulatory requirements and exposure to local economic conditions;

  •
  increased risk of piracy and limits on our ability to enforce our intellectual property rights;

  •
  restrictions on the withdrawal of non-US investment and earnings, including potentially substantial tax liabilities if we repatriate any of the cash generated by our non-US operations to the United States;

  •
  diminished ability to enforce our contractual rights;

  •
  currency risks; and

  •
  withholding and other taxes on remittances and other payments by subsidiaries.

Government regulation could impose taxes or other burdens on us, which could increase our costs or decrease demand for our products.

        We rely upon generally available interpretations of tax laws and regulations in the countries in which we operate and for which we provide travel inventory. We cannot be certain that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our products or services to track and collect such taxes which would increase our costs of operations.

We may not be able to protect our technology effectively, which would allow competitors to duplicate our products and services. This could make it more difficult for us to compete with them.

        Our success and ability to compete depend, in part, upon our technology and other intellectual property, including our brands. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damage caused by unauthorized use.

        Intellectual property challenges have been increasingly brought against members of the travel industry. We have in the past and may in the future need to take legal actions to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any future legal action might result in substantial costs and diversion of resources and management attention.

Third parties may claim that we have infringed their intellectual property rights, which could expose us to substantial damages and restrict our operations.

        We have faced and in the future could face claims that we have infringed the patents, copyrights, trademarks or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us or them could require us to spend significant time and money in litigation or pay damages. Such claims could also delay or prohibit the use of existing, or the release of new, products, services or processes, and the development of new intellectual property. We could be required to obtain licenses to the intellectual property that is the subject of the infringement claims and resolution of these matters may not be available on acceptable terms or at all. Intellectual property claims against us could have a material adverse effect on our business, financial condition and results of operations, and such claims may result in a loss of intellectual property protections that relate to certain parts of our business.

We may become involved in legal proceedings and may experience unfavorable outcomes, which could harm us.

        We are not currently, nor have we been, involved in any governmental, legal or arbitration proceedings which may have or have had during the year ended December 31, 2007 a significant effect on our financial position or profitability, and we are not aware of any such proceedings pending or threatened by or against us. However, we may in the future become subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings could involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

Our ability to attract, train and retain senior management and other qualified employees is crucial to our results of operations and future growth.

        We depend significantly on the continued service and performance of our senior management and skilled personnel, particularly our professionals with experience in our business and operations, including our information technology and systems and the GDS industry. Any of these individuals may choose to terminate their employment with us at any time, subject to any notice periods. The specialized skills we require are difficult and time-consuming to acquire and, as a result, such skills are and are expected to remain in limited supply. It requires a long time to hire and train replacement personnel. An inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our profits, growth and operating margins.

Fluctuations in the exchange rate of the US dollar and other currencies may adversely impact our results of operations.

        Our results of operations are reported in US dollars. While most of our revenue is denominated in US dollars, a portion of our revenue and costs, including interest obligations on a portion of our senior secured credit facilities and on our senior euro-denominated notes and senior subordinated euro-denominated notes, is denominated in other currencies, such as pounds sterling, the euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into US dollars upon consolidation. If the US dollar weakens against the local currency, the translation of these foreign currency based local operations will result in increased net assets, net revenue, operating expenses, and net income or loss. Similarly, our local currency based net assets, net revenue, operating expenses, and net income or loss will decrease if the US dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

We have a limited operating history as an independent group and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as an independent group and may not be a reliable indicator of our future results.

        The historical financial information prior to August 22, 2006 included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent group during the periods presented or those that we will achieve in the future. Until August 2006, our businesses were operated by Cendant (now known as Avis Budget Group, Inc.) as part of its broader corporate organization, rather than as an independent group. Cendant or one of its affiliates historically performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical and pro forma financial results reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as an independent group.

We are contractually obliged to indemnify Avis Budget for certain taxes relating to our separation from Avis Budget.

        Our separation from Avis Budget involved a restructuring of our business whereby certain of our non-US subsidiaries were separated independently of our separation from Avis Budget. It is possible that the independent separation of these non-US subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these non-US subsidiaries been separated with us. In order to induce Avis Budget to approve the separation structure, we agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. We made a payment to Avis Budget of approximately $6 million under the indemnity during the fourth quarter of 2007. We are not able to predict the amount of any future additional tax liability that we may be required to pay. Pursuant to a tax sharing agreement entered into with respect to its initial public offering, Orbitz Worldwide is required to indemnify us for 29% of any such tax-related liability. To the extent that our obligation to indemnify Avis Budget subjects us to additional costs, such costs would be treated as an adjustment to the purchase price that we paid to Avis Budget, increasing tax-deductible goodwill, and could significantly and negatively affect our financial condition.

Risks Related to Our Indebtedness

We have a substantial level of indebtedness which may have an adverse impact on us.

        We are highly leveraged. As of December 31, 2007, our total indebtedness was approximately $3.8 billion. We also have an additional $300 million available for borrowing under our revolving credit facility. In addition, we maintain a $150 million synthetic letter of credit facility under our senior secured credit facilities and the option to raise incremental senior secured credit facilities of up to $500 million. As of December 31, 2007, we had issued approximately $134 million in letters of credit under our synthetic letter of credit facility. Pursuant to our Separation Agreement with Orbitz Worldwide, we maintain letters of credit under our synthetic letter of credit facility on behalf of Orbitz Worldwide. As of December 31, 2007, we had commitments of approximately $74 million in letters of credit outstanding on behalf of Orbitz Worldwide.

        Our substantial level of indebtedness could have important consequences for us, including:

  •
  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditure and future business opportunities;

  •
  exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities and our senior notes, are at variable rates of interest;

  •
  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditure, product development, debt service requirements, acquisitions and general corporate or other purposes;

  •
  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our less highly leveraged competitors; and

  •
  making us more vulnerable to general economic downturns and adverse developments in our businesses.

        Despite our substantial level of indebtedness, our debt agreements allow us to incur significant additional indebtedness in the future in certain circumstances if we meet certain conditions. If we incur additional indebtedness, the related risks that we now face would increase.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        Our senior secured credit agreement and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends on, repurchase or make distributions in respect of their capital stock or make other restricted payments;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain assets to secure debt;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our or their assets;

  •
  enter into certain transactions with affiliates; and

  •
  designate subsidiaries as unrestricted subsidiaries.

        In addition, under the senior secured credit agreement, we are required to satisfy and maintain a maximum total leverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control, and we may not be able to meet that ratio. A breach of any of these covenants could result in a default under the senior secured credit agreement and the indentures governing our notes. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot assure that we will have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness, including our notes.

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures do not fully prohibit us or our subsidiaries from doing so. In addition to the $300 million available for borrowing under the revolving credit facility and the $16 million available under our $150 million synthetic letter of credit facility under our senior secured credit facilities, both as of December 31, 2007, we have the right to add incremental term loan facilities or to increase commitments under the revolving credit facility up to an aggregate amount of $500 million. All of those borrowings and any other secured indebtedness permitted under the senior credit agreement and the indentures are effectively senior to our notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

Headquarters and Corporate Offices

        Our corporate headquarters are located in Parsippany, New Jersey under a lease with a term of ten years which expires in November 2016. We also have a corporate office located in New York under a lease with a term of four years which expires in April 2011.

Operations

        The global headquarters for our GDS business are located in Langley, United Kingdom under a lease with a term of 15 years which expires in June 2017. The US headquarters for our GDS business are located in Atlanta, Georgia under a lease with a term of ten years which expires in December 2014.

        The global headquarters for our GTA business are located in London, United Kingdom under a lease with a term of 15 years which expires in June 2022.

        In addition, we have leased facilities in over 40 countries that function as call centers or fulfilment or sales offices. Our GDS product development centers are located in owned space in Denver, Colorado and leased offices in Kansas City, Missouri under a lease expiring in July 2010.

Data Centers

        We own a data center located in Denver, Colorado. We also operate a data center out of leased facilities in Atlanta, Georgia pursuant to a lease that expires in August 2022. The Atlanta facility is leased from Delta. We will be moving our systems infrastructure and web and database servers for our Galileo GDS operations from our Denver facility to the Atlanta facility, which supports our Worldspan operations, with the migration scheduled to begin in August 2008. The Atlanta data center powers travel agency terminals and Internet travel websites and provides access 24 hours a day, seven days a week, 365 days a year. The facility is a hardened building housing two data centers; one used by us and the other used by Delta Technology (a subsidiary of Delta). We each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area.

        The table below provides a summary of our key facilities.

Location	Purpose	Leased/ Owned
Parsippany, New Jersey	Corporate Headquarters	Leased
New York, New York	Corporate Offices	Leased
Langley, United Kingdom	GDS Global headquarters	Leased
Atlanta, Georgia	GDS US Headquarters	Leased
London, United Kingdom	GTA Global Headquarters	Leased
Atlanta, Georgia	Application Development and Data Center	Leased
Denver, Colorado	Application Development and Data Center	Owned
Kansas City, Missouri	GDS Product Development Center	Leased

        We believe that our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        We are a wholly-owned subsidiary of Travelport Holdings Limited. There is no public trading market for our common stock.

        We have never paid any cash dividends on our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the year ended December 31, 2005 and the periods January 1, 2006 through August 22, 2006 and July 13, 2006 (Formation Date) through December 31, 2006 and the year ended December 31, 2007 and the balance sheet data as of December 31, 2006 and 2007 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2003, 2004 and 2005 and the statement of operations data and statement of cash flows data for the years ended December 31, 2003 and 2004 are derived from audited financial statements that are not included in this Annual Report on Form 10-K.

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Cendant Corporation (now known as Avis Budget Group, Inc.) (the "Acquisition"). Prior to the Acquisition, the Company's operations were limited to entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget Group, Inc. are considered a predecessor company (the "Predecessor") to Travelport. The financial statements as of December 31, 2006 and for the period July 13, 2006 (Formation Date) to December 31, 2006 and the year ended December 31, 2007 include the financial condition, results of operations and cash flows for Travelport on a successor basis (the "Company"), reflecting the impact of the preliminary purchase price allocation.

        On August 21, 2007, the Company acquired 100% of Worldspan Technologies Inc. ("Worldspan") for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers in more than 60 countries worldwide and its results are included as part of the Company's GDS segment from the acquisition date forward.

        The Company was the sole owner of Orbitz Worldwide, Inc. ("Orbitz Worldwide") until July 25, 2007 when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. The Company continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, the Company transferred approximately 11% of the then outstanding equity in Orbitz Worldwide out of the Company. As a result of this transaction, effective October 31, 2007, the Company no longer consolidates Orbitz Worldwide, and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

        The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that will occur in our operations and capitalization as a result of the Acquisition.

	Predecessor (Combined)				Company (Consolidated)
	Year Ended December 31,			Period from January 1, through August 22,	Period from July 13, (formation date) through December 31,	Year Ended December 31,
dollars in millions	2003	2004	2005	2006	2006	2006 combined	2007
Statement of Operations Data:
Net revenue	$1,636	$1,737	$2,385	$1,693	$823	$2,516	$2,780
Total costs and expenses	1,293	1,395	2,477	3,933	825	4,758	2,794

Operating income (loss)	343	341	(92)	(2,240)	(2)	(2,242)	(14)
Interest expense, net	(2)	(7)	(27)	(39)	(150)	(189)	(373)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments	341	335	(119)	(2,279)	(152)	(2,431)	(387)
(Provision) benefit for income taxes	(75)	(85)	76	116	(3)	113	(41)
Minority interest, net of tax	—	—	—	—	—	—	3
Equity in losses of investments, net	—	—	(1)	(1)	(1)	(2)	(4)

Income (loss) from continuing operations, net of tax	266	250	(44)	(2,164)	(156)	(2,320)	(429)
Loss from discontinued operations, net of tax	—	(1)	(6)	(6)	(2)	(8)	(1)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	(6)	8	2	(6)

Net income (loss)	$266	$249	$(50)	$(2,176)	$(150)	$(2,326)	$(436)

Balance Sheet Data (at period end):
Total assets	$4,124	$6,031	$8,020		$6,136		$6,140
Long-term debt	—	—	352		3,623		3,751
Total liabilities	546	1,018	1,835		5,367		5,252
Total shareholders' equity	3,578	5,013	6,185		769		888
Statement of Cash Flows Data:
Net provided by (used in) continuing operations of:
Operating activities	$361	$381	$551	$273	$10	$283	$224
Investing activities	(345)	(1,575)	(2,123)	84	(4,310)	(4,226)	(1,151)
Financing activities	(9)	1,213	1,653	(382)	4,394	4,012	1,137
Effect of changes in exchange rates on cash and cash equivalents	1	—	(36)	8	2	10	4
Other Financial Data:
Ratio of earnings to fixed charges(1)	27.9x	17.4x	n/a	n/a	.04x	n/a	.06x

*
The unaudited combined results of the Successor and the Predecessor for the periods in 2006 and that of the Predecessor in 2005 are not necessarily comparable due to the change in basis of accounting resulting from the Company's acquisition of the Predecessor and the change in capital structure. The presentation of the 2006 results on this combined basis does not comply with generally accepted accounting principles, however management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization, impairment of long-lived assets and interest expense. We have disclosed the impact of the change in the basis of accounting for each of these captions within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before income taxes plus fixed charges. Fixed charges comprise interest for the period from January 1, 2006 through August 22, 2006 and the period from July 13 (formation date) through December 31, 2006 which includes amortization of debt financing costs and the interest portion of rental payments. Due to the losses in fiscal year 2005 and the period from January 1, 2006 to August 22, 2006, earnings would have been insufficient to cover fixed changes by $119 million and $2,279 million, respectively.

Selected Quarterly Financial Data-(unaudited)

        Provided below is selected unaudited quarterly financial data for 2006 and 2007.

	2006
	Predecessor (Combined)			Company (Consolidated)
dollars in millions	First	Second	July 1, through August 22,	July 13, (formation date) through September 30,	Fourth
Net revenue	$629	$686	$378	$240	$583
Income (loss) from continuing operations before depreciation, amortization, interest, income taxes and minority interest	106	(1,070)	(1,152)	12	62
Net income (loss)	48	(1,059)	(1,165)	(72)	(78)

	2007
	First	Second	Third	Fourth(1)
Net revenue	$666	$714	$755	$645
Income (loss) from continuing operations before depreciation, amortization, interest, income taxes and minority interest	104	123	160	(153)
Net loss	(32)	(20)	(49)	(335)

(1)
During the fourth quarter of 2007, the Company recorded: (i) $144 million of stock based compensation expense, (ii) $53 million related to termination of the sponsor monitoring agreement, and (iii) $30 million of corporate transaction related charges.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods does not reflect the significant impact that the Acquisition will have on us, including significantly increased leverage and liquidity requirements, new stand-alone costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the Transactions. You should read the following discussion of our results of operations and financial condition with the audited financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including those risk factors set forth under "Risks Related to Our Business" included elsewhere in this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Overview

        Travelport is a broad-based business services provider to companies operating in the global travel industry, an industry that generated US$1.2 trillion in revenue in 2006. We provide critical business services to travel and travel-related businesses through our comprehensive global portfolio of businesses that span the full spectrum of travel distribution channels. We believe that we are one of the most diversified travel distribution companies in the world both geographically and in the scope of services we provide.

        Our business operations consist primarily of businesses organized under the following three segments:

        GDS—Comprised of the electronic travel distribution services of Galileo, and as of August 21, 2007, of Worldspan. Our GDSs connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, our GDS business includes supplier services offerings, including airline reservations and hosting, Global Fares and Shepherd Systems.

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, and OctopusTravel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

        Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz, CheapTickets, ebookers, Flairview Travel, and Orbitz Worldwide's corporate travel business.

        On October 31, 2007, in connection with an internal restructuring, the Company transferred approximately 9.1 million shares, or approximately 11% of the then outstanding equity, of Orbitz Worldwide, out of the Company. No shares of Orbitz Worldwide were sold on the open market. As a result of this transaction, the Company no longer consolidates Orbitz Worldwide, effective October 31, 2007, and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

Critical Accounting Policies

        In presenting the Company's financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of the Company's control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to the Company's results of operations, financial position and liquidity. The Company believes that the estimates and assumptions used when preparing the Company's financial statements were the most appropriate at that time. Presented below are those accounting policies that the Company believes require subjective and complex judgments that could potentially affect reported results. The Company believes these accounting policies are applicable to both the Company and the Predecessor. However, the majority of the Company's businesses operate in environments where a fee is paid for a service performed, and therefore the results of the majority of its recurring operations are recorded in the Company's financial statements using accounting policies that are not particularly subjective, nor complex.

Global Distribution System Revenue Recognition

        Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. The Company also collects fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air through the use of the Company's GDSs. The Company's GDSs record revenue for air travel reservations processed through the Galileo and Worldspan GDSs at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. As a result, the Company records revenue net of any estimated future cancellation reserve, which is calculated based on the historical cancellation rates. When the Company determines the estimate of future cancellations, the Company assumes that a significant number of cancellations are immediately replaced with a new reservation, without loss of revenue. This assumption, which is supported by the historical rates of cancellations that resulted in a new reservation, has a significant impact on the amount reserved. In circumstances where expected cancellation rates increased or booking behavior changed, future cancellation estimates could be increased materially and, as a result, revenue decreased by a corresponding amount. The Company's GDSs distribute their products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where the Company does not have its own SMOs to distribute its products. In cases where NDCs are owned by airlines, the Company may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. The Company accounts for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented on the statement of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

Accounts Receivable

        The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or others), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the length of time the receivables are past due. Overall, airlines are experiencing financial difficulty, and some have sought bankruptcy protection and still others may consider bankruptcy relief. The Company believes that it has appropriately considered the effects of these factors as of the date of the financial statements, as well as any other known customer liquidity issues, or the ability of customers to pay amounts owed. However, if demand for commercial air travel softens due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport or other factors, the financial condition of customers may be adversely impacted. The allowance is based on the assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

Business Combinations and the Recoverability of Goodwill and Indefinite and Definite Long-Lived Intangible Assets

        A component of the Company's growth strategy has been to acquire and integrate businesses that complement the Company's existing operations. The Company accounts for business combinations in accordance with SFAS No. 141, "Business Combinations," and related literature. Accordingly, the purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods including present value modelling and referenced market values (where available). Further, the Company makes assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. With regard to goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, the Company reviews the carrying values annually or more frequently if circumstances indicate impairment may have occurred, as required by SFAS No. 142 "Goodwill and Other Intangible Assets." In performing this review, the Company is required to make an assessment of fair value of goodwill and other indefinite-lived intangible assets. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, the Company would then be required to record a charge, which would impact earnings. In connection with certain corporate transactions, the Company was required to test the carrying value of goodwill and indefinite-lived assets for impairment. The Company normally performs an annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows. As a result of the impairment test performed, the Company recorded a pre-tax charge of $2,379 million during 2006, including $2,364 million related to goodwill, $14 million related to long-lived software licenses and $1 million related to definite lived intangible assets. In addition, as a result of the analysis performed in 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets, primarily in the Company's consumer travel businesses, exceeded their estimated fair values. Consequently, the Company also tested its other long-lived assets for impairment. In connection with the impairment assessments performed, the Company recorded a pre-tax charge of $422 million during 2005, of which $251 million reduced the value of goodwill and $171 million reduced the value of other intangibles assets (including $120 million related to trademarks and tradenames). This impairment resulted from a decline in future anticipated cash flows generated primarily by the Company's consumer travel businesses. The aggregate carrying values of goodwill and other indefinite-lived intangible assets were $2.9 billion and $2.3 billion as of December 31, 2006 and 2007, respectively.

        With regard to definite-lived intangible assets recorded in connection with business combinations, the Company reviews the carrying value if indicators of impairment are present, and determines whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset is less than its carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. In performing this review, the Company is required to make an assessment of whether indicators of impairment are present, the estimate of future cash flows, and ultimately the fair value of the definite-lived intangible assets. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. The aggregate carrying value of definite-lived intangible assets was $1.6 billion and $1.7 billion as of December 31, 2006 and 2007, respectively.

Upfront Inducement Payments

        The Company pays inducements to traditional and online travel agencies for their usage of the Galileo and Worldspan GDSs. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through Galileo or Worldspan. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, the Company estimates the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2006 and 2007, the Company recorded upfront inducement payments of $75 million and $103 million, respectively, included on the Company's balance sheet.

Income Taxes

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews deferred tax assets to assess their potential realization and establishes a valuation allowance for portions of such assets that it believes will not be ultimately realized. In performing this review, the Company makes estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased opening accumulated deficit, by approximately $1 million.

SEGMENTS

GDS

        The GDS businesses primarily focus on electronic travel distribution services that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, the GDS businesses offer transaction processing solutions for travel suppliers and other travel industry customers. The GDS businesses consist principally of:

  •
  Global Distribution System ("GDS") business consisting of Galileo and Worldspan GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds.

  •
  IT services and software business, which provides hosting solutions and IT software subscription services to airlines.

  Net Revenue

        GDS revenue is primarily derived from transaction fees paid by travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDSs operate an electronic marketplace in which travel suppliers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel suppliers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel suppliers' services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the GDS. The Company records and charges one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way), and one transaction for each car rental, hotel or cruise booking, regardless of the length of time associated with the booking.

        Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDSs. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier's internal systems. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations are estimated based on the historical level of cancellations, which are not significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The later recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

        In international markets, our GDS business employs a hybrid sales and marketing model consisting of direct sales SMOs and indirect NDCs. In the United States, our GDS business only employs an SMO model. In markets supported by the Company's SMOs, we enter into agreements with subscribers which provide for inducements in the form of cash payments, equipment or other services. The amount of the inducements varies depending upon the volume of the subscriber's business. The Company establishes liabilities for these inducements and recognizes the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, the Company defers and amortizes the expense over the life of the contract. In markets not supported by the Company's SMOs, the GDSs utilize an NDC structure, where feasible, in order to take advantage of the NDC partner's local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC's territory.

        The Company also provides technology services and solutions for the airline and hotel industry focusing on marketing and sales intelligence, reservation and passenger service system and e-commerce solutions. Such revenue is recognized as the service is performed.

  Operating Expenses

        Cost of revenue consists of direct costs incurred to generate revenue, including inducements paid to travel agencies who subscribe to the GDS, commissions and costs incurred for NDCs and costs for call center operations, data processing and related technology costs.

        Selling, general and administrative, or SG&A, expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

GTA

        GTA is a leading wholesaler of accommodation and destination services to travel agencies and tour operators, who then sell to individual travelers or groups of travelers. The GTA businesses consist principally of:

  •
  GTA, a global travel wholesaler that distributes hotel, car, and sightseeing services for sale to other travel wholesalers, travel agencies and tour operators who distribute these vacations to leisure and group travelers.

  •
  OctopusTravel, which includes the brands OctopusTravel.com and Needahotel.com, an online provider of air, car, hotel, vacation packages, cruise and other travel reservation and fulfillment services directly to consumers.

  Net Revenue

        Services provided by GTA include reservation services for hotel, ground transportation and other travel related services, exclusive of airline reservations. The components of the packaged vacations are based on the specifications requested by the travel agencies and tour operators. The revenue generated from the sale of packaged vacation components is recognized upon departure of the individual traveler or the group of travelers, as GTA has performed all services for the travel agency and the tour operator at that time.

  Operating Expenses

        Cost of revenue consists of direct costs incurred to generate revenue, including commissions paid to travel agencies and costs for call center operations, data processing and related technology costs.

        Selling, general and administrative, or SG&A, expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Orbitz Worldwide

        Effective October 31, 2007, the Company no longer consolidates Orbitz Worldwide. Orbitz Worldwide provides air, car, hotel, vacation packages, cruise and other travel reservation and fulfillment services to customers primarily through a network of online travel agencies in the U.S. and internationally that cater to different customer segments in the travel industry. The key consumer brands include:

  •
  Orbitz, acquired in November 2004, a full service online travel agency in the U.S. providing customers the ability to search for and book a wide array of travel products and services;

  •
  CheapTickets, acquired in October 2001, a full service online travel agency in the U.S. designed for the more price-driven traveler who is focused on value;

  •
  ebookers, acquired in February 2005, a full service travel agency serving Europe with an extensive product range, which includes tours, excursions, hotels, car rental, vacation packages and insurance; and

  •
  Orbitz for Business, which provides corporate travel fulfillment solutions to a broad array of enterprises, ranging from Fortune 500 companies with sophisticated travel policies and global travel management requirements to small businesses.

  •
  Other Orbitz Worldwide businesses including hotel accommodation businesses RatesToGo and HotelClub (acquired in April 2004 as part of the acquisition of Flairview Travel) and the specialty travel information business The Away Network (acquired in January 2005).

  Net Revenue

        Orbitz Worldwide generates revenue through multiple sources, including its retail model, merchant model, incentive payments, advertising, and white label and hosting business. Through the retail model, Orbitz Worldwide earns fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on its websites. Through the merchant model, Orbitz Worldwide generates revenue based on the difference between the total amount the customer pays for the travel product and the negotiated net rate the supplier charges us for that product. Under both the retail and merchant models, Orbitz Worldwide also earns revenue by charging customers a service fee for booking airline tickets and certain other travel products. In addition, Orbitz Worldwide receives incentive payments for each segment of travel that is processed through a GDS. Orbitz Worldwide generates advertising revenue through its partner marketing programs. These programs provide direct access to its customer base through a combination of display advertising, performance-based advertising and other marketing programs. Orbitz Worldwide's white label and hosting businesses enable it to earn revenue by licensing its technology platform to, or hosting websites on behalf of, third-party partners.

        In connection with the Orbitz acquisition, the Company recorded a deferred credit relating to the below market rate terms of assumed contracts. Such amounts are recognized into net revenue ratably over the life of the respective contracts. For the year ended December 31, 2006, such amounts were $31 million.

        Orbitz Worldwide receives inducements under access agreements with GDSs for travel bookings made through their systems. The level of inducements earned is based on contractual agreements and increases based on the annual volume of bookings. These inducements are collected monthly, based on estimated annual volumes, but are recognized as revenue at the time of booking based on the applicable contractual rate and volume achieved to date.

        Other revenue is primarily comprised of revenue from advertising, sponsoring links on the Orbitz Worldwide websites and commissions from sales of various third party travel-related products on the websites. Advertising revenue is derived primarily from the delivery of advertisements on Orbitz Worldwide websites and is recognized either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Revenue from sponsoring links is recognized upon notification of entitlement from the alliance partner.

  Operating Expenses

        Cost of revenue consists of direct costs incurred to generate revenue, including costs for call center operations, data processing and related technology costs.

        Selling, general and administrative expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Trends

GDS

        A GDS creates value within the travel distribution chain by aggregating supply from multiple suppliers and offering travel agencies streamlined capabilities to provide choice, price and ticket itineraries for their customers. GDSs face certain challenges such as increasing use of supplier direct sites, emerging technologies that allow travel agencies to directly connect to suppliers, lower airline booking fees, fewer travel agencies leasing computer equipment from GDSs, and potential deregulation of the European GDS industry; however, total worldwide GDS air segments have grown in each of the last two years.

        The European GDS industry is regulated, unlike the U.S. where deregulation occurred several years ago. In regulated GDS industries, airlines who own a GDS are required to treat other GDSs in the same way as their own GDS. This means that the airlines are required to participate in all GDSs to the same extent. There is the potential for deregulation in Europe, but, if this does happen, we do not believe it would occur until 2009 and would only occur in the event that no airline has an ownership interest in any GDS.

        In order to provide differentiated services and efficiency for suppliers and travel agencies, GDSs must have broad and competitive access to the content of travel suppliers, including full content from key airline customers. Our GDSs have negotiated long-term contracts with the six largest U.S. airlines, although pricing is set at lower levels under the new contracts. Certain GDSs have announced an alternative business and financial model known as the "opt-in" model which previously was only prevalent outside of the U.S. in countries such as the U.K. and Australia. Under the opt-in model, travel agencies have the option of either paying a fee or agreeing to a reduction of all or a portion of their inducement payments if they want to be assured of receiving full content from the participating airlines and avoiding a surcharge on GDS-based bookings. This results in a lower fee paid by the airline to the GDS. We believe the "opt-in" model will have a modest impact on our future operations.

GTA

        A critical aspect of GTA's business model is that it competes successfully both as a wholesale and retail provider of group and independent travel, the two key leisure travel segments. This makes GTA attractive to hotels and other travel suppliers as it helps drive these two fundamentally discrete groups of travellers to their businesses. In return, GTA is able to secure highly competitive and often unique inventory allotments and net rates. GTA's group and independent traveller offerings operate symbiotically and strengthen its offering to both suppliers and customers. GTA's increased profitability has been driven in large part by its revenue growth being (1) substantively from its more automated and profitable independent travel business and (2) well in excess of its cost growth.

Seasonality

        Some of our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year as travelers plan and purchase their spring and summer travel, and then flatten in the fourth and first calendar quarters of the year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Foreign Exchange Movements

        The Company transacts its business primarily in US dollars. While the majority of its revenue is denominated in US dollars, a portion of its costs are denominated in other currencies (British pound, Euro, and Australian dollar). Consequently, its operating results are impacted to a certain extent by movements in the underlying exchange rates between these currencies.

Results of Operations

        For the purpose of this Management's Discussion and Analysis of Financial Condition, the Company has compared the consolidated results of the Company in 2007 with the combined results of the Company and of the Predecessor in 2006. The results of the two periods are not necessarily comparable due to the change in basis of accounting resulting from the Acquisition and the change in capital structure. The captions included within the Company's statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization and interest expense. The Company has disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of its results of operations.

        Management uses Segment EBITDA (defined as income (loss) from continuing operations before income taxes, minority interest, equity in losses of investments, interest expense, net and depreciation and amortization) to measure operating performance. Segment EBITDA is not a recognized term under US GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Segment EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company's presentation of Segment EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP. Management believes Segment EBITDA is helpful in highlighting trends because Segment EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, Segment EBITDA provides more comparability between the historical results of the Travelport business of Cendant (now known as Avis Budget) and results that reflect purchase accounting and the new capital structure. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement US GAAP results to provide a more complete understanding of the factors and trends affecting the business.

        Because not all companies use identical calculations, the Company's presentation of Segment EBITDA may not be comparable to other similarly titled measures of other companies.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The Company's results for the year ended December 31, 2007 compared to the combined year ended December 31, 2006 are as follows:

		Company
	Predecessor		Combined	Company
		July 13, 2006 (Formation Date) to December 31, 2006			Change
	January 1, 2006 to August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
					$	%
	(dollars in millions)
Net revenue	$1,693	$823	$2,516	$2,780	$264	10

Costs and expenses
Cost of revenue	715	374	1,089	1,167	78	7
Selling, general and administrative	645	342	987	1,286	299	30
Separation and restructuring charges	92	18	110	90	(20)	(18)
Depreciation and amortization	123	77	200	248	48	24
Impairment of intangible assets	2,365	14	2,379	1	(2,378)	*
Other expenses (income), net	(7)	—	(7)	2	9	129

Total costs and expenses	3,933	825	4,758	2,794	(1,964)	41

Operating loss	(2,240)	(2)	(2,242)	(14)	2,228	*
Interest expense, net	(39)	(150)	(189)	(373)	(184)	97

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments	(2,279)	(152)	(2,431)	(387)	2,044	84
Benefit (provision) for income taxes	116	(3)	113	(41)	(154)	136
Minority interest, net of tax	—	—	—	3	3	*
Equity in losses of investments, net	(1)	(1)	(2)	(4)	(2)	100

Loss from continuing operations	(2,164)	(156)	(2,320)	(429)	1,891	82
Loss from discontinued operations, net of tax	(6)	(2)	(8)	(1)	7	88
Gain (loss) on disposal of discontinued operations, net of tax	(6)	8	2	(6)	(8)	*

Net loss	$(2,176)	$(150)	$(2,326)	(436)	1,890	81

*
Not meaningful.

        The Company's results on a segment basis for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

	Predecessor	Company	Combined		Company
							Change
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006		Year Ended December 31, 2007
							$	%
	(dollars in millions
GDS
Net revenue	$1,006	$510	$1,516	(a)	$1,772	(b)	$256	17
Segment EBITDA	(1,729)	129	(1,600)	(c)	465	(d)	2,065	*
GTA
Net revenue	203	84	287	(i)	330	(j)	43	15
Segment EBITDA	33	(15)	18	(k)	77	(l)	59	327
Orbitz Worldwide
Net revenue	521	248	769	(e)	743	(f)	(26)	(3)
Segment EBITDA	(282)	20	(262	)(g)	102	(h)	364	*
Corporate and other(o)
Segment EBITDA	(139)	(59)	(198)	(m)	(410)	(n)	(212)	107
Intersegment Eliminations
Net revenue	(37)	(19)	(56)		(65)		(9)	16
Combined Totals
Net revenue	$1,693	$823	$2,516		$2,780		264	10
EBITDA	$(2,117)	$75	$(2,042)		$234		2,276	*

*
Not meaningful.

(a)
Includes a reduction of $3 million due to acquisition related adjustments.

(b)
Includes a reduction of $5 million due to acquisition related adjustments and $220 million of incremental net revenue from Worldspan.

(c)
Includes $2,023 million for the impairment of goodwill and intangible assets, $7 million of net gains realized primarily on the sale of a facility and $3 million of acquisition related adjustments.

(d)
Includes acquisition related adjustments of $5 million, $24 million of restructuring charges, $36 million of integration and transactions costs and $32 million of EBITDA contributed by Worldspan.

(e)
Includes acquisition related adjustments of $24 million and $30 million from a subsidiary sold in 2007.

(f)
Includes acquisition related adjustments of $11 million and $15 million from a subsidiary sold in 2007.

(g)
Includes $356 million for the impairment of goodwill and intangible assets, acquisition related adjustments of $24 million, $1 million from a subsidiary sold in 2007, $6 million of costs related to the migration of technology to a single platform across all the consumer brands and $2 million of transaction costs.

(h)
Includes $13 million related to a one-time exit penalty related to one of Orbitz Worldwide's online marketing services agreement, $7 million related to the technology migration, acquisition related adjustments of $11 million, $3 million loss from a subsidiary sold in 2007, $2 million of transaction costs and $1 million of restructuring costs.

(i)
Includes acquisition related adjustments of $27 million and $9 million as a result of a sale of a subsidiary.

(j)
Includes acquisition related adjustments of $2 million and $2 million as a result of a sale of a subsidiary.

(k)
Includes $27 million of acquisition related adjustments, $11 million of costs associated with the acquisition of GTA by the Predecessor in 2005, $1 million of integration costs and $3 million from a subsidiary sold in 2007.

(l)
Includes $10 million of costs associated with the acquisition of GTA, acquisition related adjustments of $2 million and $2 million of restructuring.

(m)
Includes $87 million of costs related to the separation from Cendant, $21 million of restructuring costs and $6 of equity compensation.

(n)
Includes $11 million of costs related to the initial public offering of Orbitz Worldwide, $28 million of integration costs related to the acquisition of Worldspan, $187 million in non-cash equity compensation, $27 million related to other one time transactions, $57 million of management fees incurred under the Company's new ownership structure, $5 million of separation costs and $1 million of restructuring costs.

(o)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

	Predecessor		Combined
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2007
	(dollars in millions)
Corporate and unallocated expenses	$(49)	$(30)	$(79)	(90)
Separation costs	(74)	(13)	(87)	(5)
Restructuring and related activities	(18)	(3)	(21)	(1)
Equity compensation	—	(6)	(6)	(187)
Transaction costs	—	—	—	(65)
Sponsor monitoring	—	(2)	(2)	(57)
Gain (loss) on foreign currency	2	(5)	(3)	(5)

	$(139)	$(59)	$(198)	$(410)

        Set out below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments:

	Predecessor		Combined
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2007
EBITDA	$(2,117)	$75	$(2,042)	$234
Interest expense, net	(39)	(150)	(189)	(373)
Depreciation and amortization	(123)	(77)	(200)	(248)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments	$(2,279)	$(152)	$(2,431)	$(387)

Net Revenue

        Net revenue increased $264 million (10%), including incremental net revenue of $220 million from the acquisition of Worldspan and $36 million in incremental net revenue due to the net impact of fair value adjustments to the Company's balance sheet recorded as a result of the Acquisition in 2006, offset by a $120 million reduction to net revenue from the deconsolidation of Orbitz Worldwide and $6 million from subsidiaries sold in 2007. The fair value adjustments resulted in a reduction to deferred revenue and accrued travel supplier payment as of the opening balance sheet date of August 23, 2006, which impacted the results of operations during 2006 and 2007 as a net reduction to net revenue and segment EBITDA within Orbitz Worldwide and GTA segments of $13 million and $25 million, respectively, partially offset by an incremental $2 million of net revenue within GDS.

        Excluding the impact of the items described above, organic net revenue increased $134 million (5%) as a result of incremental revenue of Orbitz Worldwide, GDS and GTA of $81 million (13%), $38 million (3%) and $24 million (8%), respectively, including incremental intersegment revenue eliminations of $9 million.

        GDS net revenue increased $256 million (17%), including $220 million of incremental revenue from Worldspan and a $2 million net reduction to revenue from acquisition related adjustments. Organic revenue increased $38 million (3%) driven by increased GDS revenue of $34 million (2%) and IT services and software revenue of $4 million (6%). The organic GDS revenue increase of $34 million principally resulted from booking fee growth of $45 million (3%) partially offset by an $11 million decrease (8%) in other GDS revenue. EMEA booking fee revenue increased $38 million (6%) primarily due to a 6% increase in yield. The yield growth in EMEA was driven by the change in the mix of pricing components and by a change in the geographic mix. Asia Pacific booking fee revenue increased $31 million (14%) due to a 9% increase in segments and a 4% increase in yield. Americas booking fee revenue decreased $24 million (6%) due to a 7% decrease in yield offset by a 2% increase in segments. The yield decline in the Americas was primarily due to new long term agreements signed in the third quarter 2006 under the GDS Content Continuity program that assures the Company's travel agency customers have full airline content. Other GDS revenue decreased $11 million driven by a $21 million (24%) decrease in subscriber fees offset by a $10 million (13%) increase in other GDS revenue. The $10 million increase in other GDS revenue was primarily due to incremental revenue from the consolidation of a subsidiary formerly accounted for under the equity method of accounting and growth in various other revenue streams. The $4 million increase in IT services and software net revenue is primarily related to our hosting agreement with United Airlines.

        GTA net revenue increased $43 million (15%), including $25 million of incremental net revenue related to the impact of acquisition related adjustments, offset by a $6 million decline in revenue in 2007 as a result of the sale of a subsidiary in 2007. Organic revenue increased $24 million (8%), primarily due to a 21% increase in total transaction value partially offset by lower margin on sales as a result of an increase in sales to small travel groups, which typically yield lower margins.

        Orbitz Worldwide revenue decreased $26 million (3%) between 2006 and 2007. The decrease is due to the deconsolidation of Orbitz Worldwide which contributed $120 million of net revenue during November and December 2006, offset by an increase in net revenue of $94 million between periods. The net revenue increase of $94 million (13%), includes $13 million of incremental net revenue related to impact of acquisition related adjustments, as a result of a 13% increase in gross bookings across Orbitz Worldwide's online consumer brands. The increase in gross bookings resulted in incremental non-air revenue, air revenue and other revenue of $71 million, $7 million and $3 million, respectively, before the impact of acquisition related adjustments. Increased air bookings were primarily driven by a 10% increase in US gross bookings and a 34% increase in non-US gross bookings, partially offset by lower average commissions on Orbitz Worldwide's air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing. Non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic average daily rate ("ADR"), and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by the growth in insurance and services revenue.

  Cost of Revenue

        Cost of revenue increased $78 million (7%), including $145 million of incremental costs from Worldspan, partially offset by a $36 million reduction in cost of revenue from the deconsolidation of Orbitz Worldwide effective October 31, 2007. Organic cost of revenue decreased $31 million primarily due to decreases of $30 million (4%) in GDS and $16 million (23%) in GTA and incremental intersegment cost of revenue eliminations of $9 million offset by a $24 million increase at Orbtiz Worldwide. The Company realized $56 million of cost savings initiatives for the year ended December 31, 2007.

        GDS cost of revenue increased $115 million (14%), including $145 million of incremental costs from Worldspan. Organic cost of revenue decreased $30 million (4%) resulting from a $58 million (21%) decrease in telecommunications and technology costs offset by a $28 million (5%) increase in support payments and commissions. The $28 million increase in support payments to travel agencies and commissions to distributors was incurred to support our increase in worldwide air booking revenue. Telecommunications and technology savings cost reductions are primarily the result of $56 million of savings realized in connection with restructuring actions implemented in 2006.

        GTA cost of revenue decreased $16 million (23%) primarily as a result of a reduction in commission expense due to the termination of a white-label agreement within the GTA consumer business, partially offset by incremental costs due to an increase in total transaction value.

        Orbitz Worldwide cost of revenue decreased $12 million (5%) between 2006 and 2007. The decrease is due to the deconsolidation of Orbitz Worldwide which contributed $36 million of cost of revenue during November and December 2006, offset by an increase in cost of revenue of 24 million between periods. The cost of revenue increase of $24 million (11%) is primarily due to a 13% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer service costs.

  Selling, General and Administrative Expenses ("SG&A")

        SG&A increased $299 million (30%), including $43 million of incremental expenses from the acquisition of Worldspan, offset by a $68 million reduction in SG&A expenses from the deconsolidation of Orbitz Worldwide effective October 31, 2007 and a $4 million decrease from subsidiaries sold in 2007. Organic SG&A increased $328 million (33%), primarily as a result of increases of $43 million (12%) in Orbitz Worldwide, $23 million (9%) in GDS and $2 million (1%) in GTA. The Company also incurred approximately $260 million of additional expenses within corporate and unallocated. The Company realized $80 million of cost saving initiatives in the twelve months ended December 31, 2007.

        GDS SG&A increased $66 million (26%), including $41 million of incremental expenses incurred by Worldspan. Organic SG&A increased $25 million (9%) primarily due to (i) $36 million of fees and expenses related to the integration of Worldspan and other transactions, (ii) $19 million of incremental administrative costs, including a $2 million increase in charges related to the write-off of surety bond claims and a $5 million one-time write-off of a development expense, partially offset by (iii) $30 million of expense savings realized during 2007 as a result of cost savings activities.

        GTA SG&A decreased $2 million, including a $4 million reduction in costs resulting from a subsidiary sold in 2007. Organic SG&A increased $2 million (1%) primarily driven by $20 million of incremental administrative costs incurred primarily as a result of Travelport segment realignment and also due to an increase in costs incurred to drive the growth in operations, partially offset by $6 million in cost savings initiatives realized during 2007, a $5 million reduction in salaries and wages due to open positions and a $6 million reduction to marketing expenses within GTA's consumer business.

        Orbitz Worldwide SG&A decreased $25 million (6%), between 2006 and 2007. The decrease is due to the deconsolidation of Orbitz Worldwide which contributed $68 million of SG&A during November and December 2006, offset by an increase in SG&A of $43 million between periods. The SG&A increase of $43 million, includes $36 million of incremental marketing and advertising expenses as a result of expanded advertising campaigns promoting the consumer brands, a $13 million one-time exit penalty related to an Orbitz Worldwide's online marketing services agreement, and an $8 million increase in other operating expenses including wages and benefits, non cash compensation, professional fees and maintenance. These increases were partially offset by $14 million of expense savings realized during the year ended December 31, 2007 as a result of cost savings activities.

        Corporate and unallocated SG&A increased $261 million (286%) primarily as a result of (i) $28 million of incremental costs associated with the Worldspan integration; (ii) $26 million related to other one-time transactions; (iii) $181 million of incremental non-cash equity-based compensation primarily associated with the accelerated vesting of the equity plans; (iv) $11 million of incremental costs related to the Orbitz Worldwide IPO and (v) $45 million of additional expenses primarily related to discretionary bonus costs as a result of over performance. These increases were partially offset by $11 million and $19 million of expense savings realized during the year ended December 31, 2007 as a result of cost saving activities associated with the 2006 and 2007 restructuring plans, respectively.

  Separation and Restructuring Charges

        Separation and restructuring charges decreased $20 million primarily as a result of an $82 million decrease in separation costs, partially offset by $55 million of incremental sponsor monitoring fees due primarily to the fees incurred in terminating an agreement with our sponsors and $7 million of incremental restructuring charges.

        Subsequent to the Acquisition, the Company committed to additional restructuring actions in the form of global headcount reductions and facility consolidation. Although the Company began to implement these actions during the fourth quarter of 2006, the Company continued to take restructuring actions in 2007 and incurred $28 million in additional charges during 2007. Approximately $24 million, $2 million and $1 million of the restructuring costs have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million is recorded within corporate and other.

        The increase in restructuring charges was offset by an $82 million decrease in separation costs. Separation costs of $5 million for the year ended December 31, 2007 consisted of $2 million in employee retention and bonus plans and $3 million in professional and other fees related to the separation plan, as compared to $87 million for the year ended December 31, 2006, consisting of $39 million in employee severance and benefits, $29 million in restricted stock expense and $19 million in professional and other fees related to the separation plan. All separation charges are included within corporate and other.

  Impairment of Intangible Assets

        In 2007, as a result of the impairment test performed, the Company recorded an impairment charge of $1 million within Corporate and other related to property and equipment. In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,379 million, including $2,364 million related to goodwill, $1 million related to definite lived intangible assets and $14 million related to long-lived software marketing licenses. Of the $2,379 million in impairment charges, $2,023 million were recorded within the GDS segment and $356 million were recorded in the Orbitz Worldwide segment.

  Other Expense (Income)

        Other general expense (income) decreased $9 million primarily due to a one-time benefit of $7 million in 2006 relating to a gain on the sale of a facility and a $3 million loss on the sale of assets in 2007. The Company recorded decreases of $9 million and $2 million, respectively, within the GDS and Orbitz Worldwide segments, offset by an increase of $2 million within corporate and other.

  Depreciation and Amortization

        Depreciation and amortization increased $48 million (25%) primarily due to incremental depreciation and amortization expense as a result of the allocation of the fair value of the Company's definite lived intangible assets as a result of the Acquisition and the acquisition of Worldspan.

  Interest Expense

        Interest expense increased $184 million primarily as a result of the interest expense on the Company's debt issuances used to finance the Acquisition and the acquisition of Worldspan, including $40 million in amortization of deferred financing fees in 2007 as compared to $17 million in 2006.

  Provision (Benefit) for Income Taxes

        For the year ended December 31, 2007, the Company had income tax expenses of $41 million. The expense is primarily due to a one-time non-cash adjustment of a valuation allowance as a result of the Orbitz Worldwide initial public offering of $31 million, a one-time non-cash benefit due to a United Kingdom tax law change of $19 million, charges associated with the adoption of FIN 48 of $24 million and taxes in certain jurisdictions which could not be offset with losses in the United States.

  Acquisition of Worldspan

        On August 21, 2007, the Company completed the acquisition of Worldspan.

        In comparing the results for 2007 to prior periods, net revenue declined significantly from $887 million for the year ended December 31, 2006 to $484 million for the period January 1, 2007 to August 21, 2007. The decline was primarily related to the decline in bookings made by Expedia, which was historically one of Worldspan's largest on-line travel agency customers, as well as the impact of new US airline contracts signed in 2006. Expedia generated segments in Worldspan's electronic travel distribution segment which resulted in revenue of approximately $262 million and $221 million for the years ended December 31, 2005 and 2006, respectively. In May 2004, Worldspan announced that it had been notified by Expedia of its intention to move a portion of its segments in North America to another GDS provider in order to diversify its GDS relationships beyond using a single provider to process substantially all of its GDS segments. In October 2005, Expedia notified Worldspan of its intention to move some portion but not all of its European segments to another GDS. In July 2006, Expedia announced the commencement of processing segments in North America with another GDS. As of December 31, 2007, Expedia no longer processed air segments through Worldspan. The decline of Expedia's total segment volume processed on the Worldspan GDS has had an adverse impact on Worldspan's revenues in the period from January 1, 2007 to August 21, 2007. On February 11, 2008,

the Company announced a new agreement with Expedia to provide GDS services to various Expedia.com points of sale in Europe. Through this agreement, Expedia began flowing segments in January 2008 from select European points of sale to the Travelport GDS.

        Additionally on June 13, 2006, Priceline, one of Worldspan's largest on-line travel agency customers, notified Worldspan that it intended to begin processing segments on another GDS. In October 2006, Worldspan confirmed that some of Priceline's North America segments were being processed on another GDS. The decline in segment volume in 2006 and 2007 did not have a material impact on Worldspan's financial results. On January 30, 2008, Priceline and Travelport GDS's announced a new long-term agreement under which priceline.com will process reservations through Travelport's Worldspan GDS.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Predecessor	Predecessor	Company	Combined	Change
	Year Ended December 31, 2005	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	$	%
	(dollars in millions)
Net revenue	$2,385	$1,693	$823	$2,516	$131	5%

Costs and expenses
Cost of revenue	997	715	374	1,089	92	9%
Selling, general and administrative	839	645	342	987	148	18%
Separation and restructuring charges	22	92	18	110	88	*
Depreciation and amortization	201	123	77	200	(1)	0%
Impairment of intangible assets	422	2,365	14	2,379	1,957	*
Other income, net	(4)	(7)	—	(7)	(3)	75%

Total costs and expenses	$2,477	$3,933	$825	$4,758	$2,281	92%

Operating loss	(92)	(2,240)	(2)	(2,242)	(2,150)	*
Interest expense, net	(27)	(39)	(150)	(189)	(162)	*

Loss before income taxes and equity in losses of investments	(119)	(2,279)	(152)	(2,431)	(2,312)	*
(Provision) benefit for income taxes	76	116	(3)	113	37	*
Equity in losses of investments, net	(1)	(1)	(1)	(2)	(1)	*

Loss from continuing operations	(44)	(2,164)	(156)	(2,320)	(2,276)	*
Loss from discontinued operations net of tax	(6)	(6)	(2)	(8)	(2)	33%
Income (loss) on disposal of discontinued operations, net of tax	—	(6)	8	2	2	*

Net loss	$(50)	$(2,176)	$(150)	$(2,326)	$(2,276)	*

*
Not meaningful

        The Company's results on a segment basis for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

	Predecessor	Predecessor	Company	Combined	Change
	Year Ended December 31, 2005	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	$	%
	(dollars in millions)
GDS
Net revenue	$1,515	$1,006	$510	$1,516	$1	0%
Segment EBITDA	500	(1,729)	129	(1,600)	(2,100)	*%
GTA
Net revenue	217	203	84	287	70	32%
Segment EBITDA	40	33	(15)	18	(22)	(55)%
Orbitz Worldwide
Net revenue	692	521	248	769	77	11%
Segment EBITDA	(323)	(282)	20	(262)	61	19%
Corporate and other
Segment EBITDA	(108)	(139)	(59)	(198)	(90)	83%
Intersegment Eliminations
Net revenue	(39)	(37)	(19)	(56)	(17)	44%
Combined Totals
Net revenue	2,385	1,693	823	2,516	131	5%
EBITDA	$109	$(2,117)	$75	$(2,042)	$(2,151)	*

        Corporate and other consists of the following:

	Predecessor		Company	Combined
	Year Ended December 31, 2005	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006
	(dollars in millions)
Corporate and unallocated expenses	$(86)	$(49)	$(38)	$(87)
Separation costs	—	(74)	(13)	(87)
Restructuring and related activities	(20)	(18)	(3)	(21)
Gain (loss) on foreign currency	(2)	2	(5)	(3)

	$(108)	$(139)	$(59)	$(198)

        Provided below is a reconciliation of EBITDA to loss before income taxes and equity in losses of investments:

	Predecessor		Company	Combined
	Year Ended December 31, 2005	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006
	(dollars in millions)
EBITDA	$109	$(2,117)	$75	$(2,042)
Interest expense, net	(27)	(39)	(150)	(189)
Depreciation and amortization	(201)	(123)	(77)	(200)

Loss before income taxes and equity in losses of investments	$(119)	$(2,279)	$(152)	$(2,431)

  Net Revenue

        Net revenue increased $131 million (5%) on a combined basis, including a $65 million reduction to revenue due to the impact of fair value adjustments recorded as a result of the Acquisition. The adjustments resulted in a reduction to deferred revenue, of which $65 million impacted the results of operations for the period July 13, 2006 (Formation Date) to December 31, 2006 as a reduction to net revenue and Segment EBITDA within Orbitz Worldwide, GTA and GDS segments of $35 million, $27 million and $3 million, respectively.

        Excluding the deferred revenue adjustment of $65 million, net revenue increased $196 million (8%), including $101 million (4%) on an organic basis (excluding acquisition related impacts) and $95 million from the businesses the Company acquired during or subsequent to 2005, including GTA in April 2005, ebookers in February 2005 and NeedAHotel, acquired by GTA in April 2006. These businesses contributed net revenue, cost of revenue and SG&A of $95 million, $40 million and $70 million, respectively.

        Organic revenue increased $101 million as a result of Orbitz Worldwide, GTA and GDS revenue increases of $95 million (14%), $19 million (9%) and $4 million, respectively, including incremental intersegment revenue of $17 million.

        GDS net revenue increased $1 million which includes a $3 million net reduction to revenue from acquisition related adjustments. Organic revenue increased $4 million driven by increased GDS revenue of $16 million (1%) offset by a decrease in IT services and software revenue of $12 million (15%). The organic GDS revenue increase of $16 million principally arises from booking fee growth of $30 million (2%) partially offset by a $14 million decrease (9%) in other GDS revenue. EMEA booking fee revenue increased $20 million (3%) primarily due to a 5% increase in yield offset by a 2% decrease in segments. The yield growth in EMEA is driven by the change in the mix of pricing components and by a change in the geographic mix. Asia Pacific booking fee revenue increased $17 million (8%) due to a 5% increase in segments and a 3% increase in yield. Americas booking fee revenue decreased $7 million (2%) due to a 4% decrease in yield offset by a 2% increase in segments. The yield decline in the Americas is primarily due to new long term agreements signed in the third quarter 2006 under the GDS Content Continuity program that assures the Company's travel agency customers have full airline content. Other GDS revenue decreased $14 million principally driven by a $9 million (10%) decrease in subscriber fees. The $12 million decrease in IT services and software net revenue is primarily related to revised terms of the Company's hosting agreements.

        GTA revenue increased $70 million (32%), which includes (i) a $27 million reduction to revenue as a result of the deferred revenue adjustment, (ii) $78 million of acquisition related revenue and (iii) a $19 million (9%) increase in revenue on an organic basis. The organic revenue increase is primarily due to the 20% growth in transactions in GTA's domestic and international markets.

        Orbitz Worldwide net revenue increased $77 million (11%), which includes (i) a $35 million reduction to revenue as a result of the deferred revenue adjustment, (ii) $17 million of acquisition related revenue and (iii) a $95 million (14%) increase in revenue on an organic basis. Orbitz Worldwide's organic revenue increase included increases in air, non-air and other revenue of $19 million, $75 million and $1 million, respectively. Net organic revenue from air bookings increased $19 million (6%) primarily as a result of a 27% increase in on-line gross bookings, principally at Orbitz and CheapTickets. Net organic revenue from non-air bookings increased $74 million (28%) from 2005, primarily due to a shift in mix from retail to merchant bookings, increased domestic ADR and increased volume from dynamic packaging and hotel bookings.

  Cost of Revenue

        Cost of revenue increased $92 million (9%) on a combined basis, including $40 million from acquisitions. Organic cost of revenue increased $52 million (5%) primarily as a result of incremental cost of revenue of GDS and Orbitz Worldwide of $40 million (5%) and $33 million (17%), respectively, partially offset by a decrease within GTA of $4 million (11%) and an increase in intersegment cost of revenue of $17 million.

        GDS cost of revenue increased $40 million (4%) due to a $55 million increase in support payments to travel agencies and commissions to distributors to support the Company's increase in worldwide air booking revenues. Approximately $17 million of the increase is attributable to support payments made to the Company's Orbitz Worldwide segment. This increase in support payments and commissions is partially offset by a $16 million decrease in telecommunications and technology costs realized primarily as a result of the efforts to improve efficiency in the Company's distribution network.

        GTA cost of revenue increased $32 million primarily as a result of $36 million of incremental costs from the GTA and NeedAHotel acquisitions.

        Orbitz Worldwide cost of revenue increased $37 million (19%), including $4 million from acquisitions. Organic cost of revenue increased $33 million (17%) primarily associated with the 27% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing, customer service costs and information technology costs.

  Selling, General and Administrative Expenses

        SG&A increased $148 million (18%) on a combined basis, including $70 million related to acquisitions. Organic SG&A increased $78 million (9%), primarily as a result of $44 million (20%), $20 million (15%), and $14 million (3%) of incremental expenses within GDS, GTA and Orbitz Worldwide segments, respectively.

        GDS SG&A increased $44 million, primarily attributable to (i) a $20 million increase in salaries and wages as a result of the growth in the GDS operations, (ii) a $11 million increase in bad debt expense primarily from reserves recorded in 2006 related to airlines in bankruptcy and benefits realized in 2005 due to cash collections of amounts previously reserved, and (iii) a $7 million increase in facilities expenses primarily due to a benefit realized in 2005 related to a facility sub-lease and increased costs incurred and $6 million in various other administrative costs.

        GTA SG&A increased $70 million (55%), which includes $50 million of incremental expenses from acquisitions. On an organic basis, SG&A increased $20 million (15%), primarily as a result of a $15 million increase in salaries and wages as a result of GTA's increase in staff levels to support its growth in operations, a $3 million increase in contracted labor and a $3 million increase in bad debts.

        Orbitz Worldwide SG&A increased $34 million, which includes $20 million of incremental expenses from acquisitions. On an organic basis, SG&A increased $14 million primarily as a result of (i) an increase of $45 million in marketing and advertising expenses related to expanded advertising campaigns promoting the Orbitz Worldwide brand and (ii) an increase of $3 million in salaries and wages as a result of increased staff levels to support growth in operations, partially offset by (i) a decrease of $22 million related to integration charges incurred during 2005 related to the acquisitions of Orbitz and ebookers, (ii) an $8 million reduction in general corporate overhead charges allocated from Avis Budget as the Company received these charges only to August 22, 2006 as compared to a full year in 2005 and (iii) a $5 million reduction in information technology maintenance costs in 2006 as efforts were directed towards capital development of a new on-line consumer platform.

  Separation and Restructuring Charges

        Separation and restructuring charges during 2006 were $110 million on a combined basis consisting of $87 million in separation costs, $21 million of restructuring charges and $2 million of sponsor monitoring fees. Separation costs of $13 million for the period from July 13, 2006 (Formation Date) to December 31, 2006 consist primarily of payments of $6 million made to employees related to retention and bonus plans as well as $7 million in professional fees and other costs directly related to the separation plan. Separation costs of $74 million recorded by the Predecessor include $29 million of non-cash compensation expense related to accelerated vesting of stock options and restricted stock units, $16 million for employee severance, $15 million for employee retention and $14 million in various other separation costs, including consulting and accounting fees. The Company also incurred $21 million in restructuring costs during 2006 (of which $18 million was recorded by the Predecessor and $3 million was recorded by the Company), including employee severance costs and contract termination costs, as compared to $22 million in 2005. All separation and restructuring costs during 2006 and 2005 are included within corporate and other.

  Depreciation and Amortization

        Depreciation and amortization decreased $1 million on a combined basis primarily due to the effect of the acceleration of depreciation in 2005 of $30 million primarily related to the revised useful lives of certain assets as a part of the integration of CheapTickets and Orbitz, substantially offset by $29 million of incremental amortization expense as a result of the step up in fair value of the Company's definite lived intangible assets as a result of the Acquisition.

  Other General Expenses (Income)

        Other general income increased $3 million on a combined basis. The 2006 amount includes $7 million from the sale of a facility. The 2005 amount includes $4 million from the sale of an investment in a publicly traded company.

  Impairment of Intangible Assets

        In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,365 million, including $2,364 million related to goodwill and $1 million related to definite lived intangible assets. In preparing the calculation of the impairment, the Predecessor utilized the final purchase price allocation of the buyer to determine the fair value of assets and liabilities, including intangible assets. Of the total goodwill impairment of $2,364 million, $2,009 million and $355 million related to the GDS and Orbitz Worldwide segments, respectively. At the time of testing goodwill for impairment, the Predecessor also tested other intangible assets for impairment. As a result of these tests, the Predecessor recorded an impairment of $1 million which related to definite lived intangible assets related to the Orbitz Worldwide segment. Due to a change in the operations of certain assets after the Acquisition was completed, the Company recorded an additional impairment of $14 million related to long-lived software marketing licenses.

        In 2005, as a result of the annual impairment test performed, the Predecessor determined that the carrying values of goodwill and certain other indefinite-lived intangible assets, primarily in its consumer businesses, exceeded their estimated fair values. Consequently, the Predecessor also tested its other long-lived assets for impairment. In connection with the impairment assessments performed, the Predecessor recorded a pre-tax charge of $422 million, of which $251 million reduced the value of goodwill and $171 million reduced the value of other intangible assets (including $120 million related to trademarks and tradenames). This impairment resulted from a decline in future anticipated cash flows generated by its consumer business, of which $412 million of the impairment is recorded within the Orbitz Worldwide segment and $10 million within the GTA segment.

  Interest Expense

        Interest expense increased $162 million on a combined basis primarily as a result of the interest expense on the Company's new debt issuances used to finance the Acquisition. The Acquisition was financed in part with the proceeds of $2,200 million in term loans under a new senior secured credit facility, the issuance of $899 million of senior notes and the issuance of $504 million of senior subordinated notes. Interest on such financing was $120 million during the period from July 13, 2006 (Formation Date) to December 31, 2006, including $7 million of amortization of deferred financing fees. In addition, the Company incurred approximately $10 million of interest expense during the period related to borrowings under its interim credit agreement prior to the Acquisition and $10 million of interest related to its existing long term debt borrowed in the fourth quarter of 2005 in connection with the repatriation of foreign earnings to Avis Budget. The Company also incurred $10 million of fees related to an unused bridge financing arrangement and approximately $11 million related to interest rate hedges that did not meet the criteria for classification within accumulated other comprehensive income during the period from July 13, 2006 (Formation Date) to December 31, 2006. Within interest expense, the Company has recorded a total of $47 million of non-cash charges on a combined basis for the year ended December 31, 2006, as compared to $16 million for the year ended December 31, 2005.

  Benefit for Income Taxes

        Benefit for income taxes increased $37 million on a combined basis.

        The Company's effective tax rate is impacted on a recurring basis by earnings in jurisdictions outside the United States which are generally taxed at a rate lower than the US federal statutory rate of 35%. During the period from January 1, 2006 to August 22, 2006, the Company recorded a tax benefit of $116 million. During this period, the effective tax rate was significantly impacted by the impairment, as the majority of the impairment related to non-deductible goodwill, as well as by costs associated with its separation from Avis Budget, as these were generally incurred in the United States where the Company generally does not receive a significant tax benefit. In addition, the effective tax rate was significantly impacted by a favorable tax ruling received in a jurisdiction outside the United States, as well as by the impact of an increase in the Company's state tax rate which had the impact of increasing the Company's deferred tax assets, which resulted in a benefit to the effective tax rate. The income tax benefits recorded on the impairment, separation costs, foreign tax ruling and state tax impact on deferred taxes were approximately $87 million, $30 million, $9 million and $21 million, respectively. Excluding these items, the effective tax rate for the period from January 1, 2006 to August 22, 2006 was 19%, reflecting the impact of earnings in foreign jurisdictions.

        For the period from July 13, 2006 (Formation Date) to December 31, 2006, the Company recorded a tax expense of $3 million. This primarily related to foreign taxes as well as a valuation allowance on certain deferred tax assets recorded during the period, as it was determined that it is more likely than not that such assets will not be realized.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2006	2007	Change
	(dollars in millions)
Current assets	$734	$1,023	$289
Non-current assets	5,402	5,117	(285)

Total assets	$6,136	$6,140	$4

Current liabilities	$1,175	$1,037	$(138)
Non-current liabilities	4,192	4,215	23

Total liabilities	5,367	5,252	(115)
Stockholders' equity	769	888	119

Total liabilities and equity	$6,136	$6,140	$4

        Current assets.    Current assets increased $289 million primarily as a result of a $214 million increase in cash and cash equivalents and a $93 million increase in other current assets. Other current assets increased as a result of increases of $42 million in derivative assets and $51 million in other assets, including prepaid expenses and sales and use tax receivables. In addition, the acquisition of Worldspan contributed approximately $104 million of current assets offset by a decrease in current assets of $111 million resulting from the deconsolidation of Orbitz Worldwide.

        Non-current assets.    Non-current assets decreased $285 million primarily as a result of (i) the deconsolidation of Orbitz Worldwide, which contributed to a net reduction of $1,600 million, and (ii) the sale of non-core assets which contributed approximately $50 million to a reduction in non-current assets, partially offset by (i) the non-current assets of Worldspan, which contributed net incremental non-current assets of $1,300 million at December 31, 2007 and (ii) an $81 million increase in goodwill as a result of foreign exchange fluctuations.

        Current liabilities.    Current liabilities decreased $138 million primarily as a result of (i) the deconsolidation of Orbitz Worldwide, which contributed to a net reduction of $378 million, partially offset by (ii) the acquisition of Worldspan, which contributed incremental $166 million of current liabilities and (iii) $74 million of incremental accounts payable and accrued expenses resulting from increased one-time transaction costs, including the sponsor monitoring termination fee.

        Non-current liabilities.    Non-current liabilities increased $23 million primarily as a result of $128 million of additional long-term debt resulting from (i) the issuance of $1,040 million in term loans borrowed in connection with the acquisition of Worldspan and (ii) an additional $118 million of long-term debt outstanding under the Company's Euro-denominated debt facilities as a result of foreign exchange fluctuations, partially offset by (iii) $1,097 million of principal payments on long-term debt and (iv) $56 million of capital leases acquired in connection with the Worldspan acquisition. In addition, long term liabilities decreased by $105 million primarily due to the deconsolidation of Orbitz Worldwide and the acquisition of Worldspan.

Liquidity and Capital Resources

        The Company's principal source of operating liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments of debt. At December 31, 2007, the Company's financing needs were supported by $300 million of available capacity under its revolving credit facility.

Cash Flows

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        At December 31, 2007, the Company had $309 million of cash and cash equivalents, an increase of $214 million as compared to December 31, 2006. The following table summarizes the changes to the Company's cash flows from operating, investing and financing activities for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	Predecessor	Company	Combined	Company
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2007	Change $
	(dollars in millions)
Cash provided by (used in):
Operating activities	$273	$10	$283	$224	$(59)
Investing activities	84	(4,310)	(4,226)	(1,151)	3,075
Financing activities	(382)	4,394	4,012	1,137	(2,875)
Effects of exchange rate changes	8	2	10	4	(6)

Net increase (decrease) in cash and cash equivalents of continuing operations	$(17)	$96	$79	$214	$135

        Operating Activities.    For the year ended December 31, 2007, cash flows from operating activities were $224 million, which was $59 million less than the cash flows from operating activities for the combined year ended December 31, 2006. This decrease is primarily the result of $336 million of cash used for interest payments in 2007 compared to $113 million in 2006, offset in part by additional cash generated from changes in our working capital and the impact of cash paid for one-time separation costs during 2006.

        Investing Activities.    The use of cash from investing activities for the year ended December 31, 2007 was driven by (i) the use of $1,074 million of cash for the acquisition of Worldspan and other businesses, (ii) cash used for capital additions of $104 million and (iii) the impact on cash of the deconsolidation of Orbitz Worldwide of $49 million, offset in part by (iv) $93 million generated from the sale of assets in 2007, including non-core subsidiaries and a facility in the United Kingdom and (v) $19 million in relation to the acquisition of Worldspan. The use of cash from investing activities for the combined year ended December 31, 2006 was driven by (i) the use of $4,110 million for the Acquisition, (ii) cash used for capital additions of $166 million and (iii) $125 million loaned to Worldspan, offset in part by (iv) $199 million of intercompany funding from Avis Budget.

        Financing Activities.    The source of cash for the year ended December 31, 2007 was primarily driven by (i) the $1,040 million borrowed in connection with the acquisition of Worldspan, (ii) approximately $600 million borrowed by Orbitz Worldwide under its credit facility, (iii) $477 million of net proceeds generated by the Orbitz Worldwide IPO and (iv) $135 million contribution from parent, offset in part by (v) $1,097 million of term loan payments and capital lease payments made with the proceeds of the Orbitz Worldwide IPO and borrowings under the Company's credit facilities. The source of cash for the combined year ended December 31, 2006 related primarily to (i) the $3,603 million of debt proceeds, (ii) $902 million in capital contributions received in connection with the Acquisition and (iii) $105 million of debt issuance costs.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        At December 31, 2006, the Company had $97 million of cash and cash equivalents, an increase of $9 million as compared to December 31, 2005. The following table summarizes the changes to the Company's cash flows from operating, investing and financing activities for the combined year ended December 31, 2006 compared to the year ended December 31, 2005.

	Predecessor	Predecessor	Company	Combined
	Year Ended December 31, 2005	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to December 31, 2006	Year Ended December 31, 2006	Change $
	(dollars in millions)
Cash provided by (used in):
Operating activities	$551	$273	$10	$283	$(268)
Investing activities	(2,123)	84	(4,310)	(4,226)	(2,103)
Financing activities	1,653	(382)	4,394	4,012	2,359
Effects of exchange rate changes	(36)	8	2	10	46

Net increase (decrease) in cash and cash equivalents of continuing operations	$45	$(17)	$96	$79	$34

        Cash of $69 million as of the date of the Acquisition is included as a reduction in the purchase price and thus, is reflected as a source of cash within cash flow from investing activities of continuing operations for the period from July 13, 2006 (Formation Date) to December 31, 2006.

        Operating Activities.    On a combined basis for the year ended December 31, 2006, cash inflow from operating activities was $283 million, a decrease of $268 million as compared to the year ended December 31, 2005. The decrease is primarily the result of $103 million in incremental interest payments, $58 million in one-time cash separation costs, $20 million of first half employee bonuses paid in 2006 and $13 million of contract termination costs, as well as the impact on operating cash flows from a decrease in the Company's operating results.

        At December 31, 2006 and December 31, 2005, the working capital deficit (defined as current assets net of cash, and intercompany balances to Avis Budget as of December 31, 2005, minus current liabilities) was $551 million and $367 million, respectively. The increase in the working capital deficit was primarily the result of the timing of collections of the Company's accounts receivable, additional accrued travel supplier payments, deferred revenue, customer advances which relate primarily to merchant model transactions and accrued interest expense. Under the merchant model, the Company generally receives cash from consumers at the booking date. Such amounts are recorded within accrued travel supplier payments, deferred revenue and customer advances until the revenue is recognized. Typically, hotel suppliers invoice the Company after the consumer's travel is completed, whereas air carriers invoice the Company shortly after booking.

        Investing Activities.    The use of cash from investing activities for the combined year ended December 31, 2006 was driven by the use of $4,110 million for the Acquisition and $125 million loaned to Worldspan, offset in part by $199 million of intercompany funding from Avis Budget. The use of cash from investing activities for the year ended December 31, 2005 was driven by $1,100 million for the acquisition of GTA, $403 million for the acquisition of ebookers and $482 million of intercompany funding to Avis Budget.

        Capital expenditures were $166 million in the combined year ended December 31, 2006, an increase of $14 million as compared to the year ended December 31, 2005. The increase was due in part to strategic initiatives, including the new global on-line platform for Orbitz Worldwide.

        Financing Activities.    On a combined basis, the Company's cash flow provided by financing activities for the year ended December 31, 2006 was $4,012 million as compared to cash from financing activities of $1,653 million for the year ended December 31, 2005. The 2005 amount related to cash transferred from Avis Budget to effect the acquisitions of GTA and ebookers. The source of cash in 2006 related primarily to the $3,603 million of debt proceeds and $902 million in capital contributions received in connection with the Acquisition, less $350 million of repayment of existing debt in 2006 and $105 million of debt issuance costs.

        During 2008, the Company's Board of Directors authorized the purchase in the open market of up to an aggregate of $100 million of Travelport PIK loans, term loans, senior notes and/or senior subordinated notes. Such purchases will be made with cash on the balance sheet. Through February 15, 2008, the Company has repurchased approximately $30 million in principal amount of its outstanding bonds.

Debt and Financing Arrangements

Senior Secured Credit Facilities

        The Company's original senior secured credit facilities provided senior secured financing of $2,600 million, consisting of (i) a $2,200 million term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings.

        Travelport LLC is the borrower (the "Borrower") under the senior secured credit facilities. All obligations under the senior secured credit agreement are unconditionally guaranteed by the Company, as parent guarantor, Waltonville Limited, as intermediate parent guarantor, and, subject to certain exceptions, each of the Company's existing and future domestic wholly owned subsidiaries.

        In May 2007, the Borrower amended its senior secured credit agreement to allow for (i) borrowings of $1,040 million of additional term loans for the acquisition of Worldspan on August 21, 2007; (ii) an increase of $25 million under the revolving credit facility; (iii) an increase of $25 million in the synthetic letter of credit facility, and (iv) a reduction in the interest rate on the euro-denominated term loans from EURIBOR plus 2.75% to EURIBOR plus 2.5%.

        All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of the Company's wholly-owned non-US subsidiaries that are directly owned by the Company or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

        During July 2007, in connection with the proceeds received from the IPO of Orbitz Worldwide and the proceeds received from the Orbitz Worldwide term loan borrowings, the Company repaid approximately $1 billion under its senior secured credit facility.

        As of December 31, 2007, borrowings under the US term loan facility bear interest at LIBOR plus 2.25% with respect to the dollar-denominated facility, and EURIBOR plus 2.25% with respect to the euro-denominated facility. Borrowings under the $300 million revolving credit facility bear interest at LIBOR plus 2.25%. Under the $150 million synthetic letter of credit facility, the Company must pay a facility fee equal to the applicable margin under the US term loan facility on the amount on deposit. The applicable margin for borrowings under the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted depending on the Company's leverage ratios. At December 31, 2007, the Company had commitments of approximately $134 million outstanding under its synthetic letter of credit facility. Pursuant to the Company's Separation Agreement with Orbitz

Worldwide, the Company maintains letters of credit under its synthetic letter of credit facility on behalf of Orbitz Worldwide. As of December 31, 2007, the Company had commitments of approximately $74 million in letters of credit outstanding on behalf of Orbitz Worldwide.

        During the year ended December 31, 2007, the Company made a $100 million discretionary repayment of amounts outstanding under the term loan portion of its senior secured credit facility and repaid approximately $16 million of term loans as required under the agreement. In addition, the amounts outstanding under the euro-denominated facility and euro-denominated notes increased by approximately $118 million as a result of foreign exchange fluctuations, which are offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the consolidated condensed balance sheet.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be adjusted depending on the Company's leverage ratios. The Company is also required to pay customary letter of credit fees.

        The senior secured credit facilities are subject to amortization and prepayment requirements and contain various covenants, events of default and other provisions.

Senior Notes and Senior Subordinated Notes

        On August 23, 2006, in connection with the Acquisition, Travelport LLC issued $150 million aggregate principal amount of senior dollar floating rate notes due 2014, €235 million aggregate principal amount of senior euro floating rate notes due 2014 ($299 million dollar equivalent as of August 23, 2006) and $450 million aggregate principal amount of 9 7/8% senior dollar fixed rate notes due 2014 (collectively, the "Senior Notes"). The dollar-denominated floating rate Senior Notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro-denominated floating rate Senior Notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The Senior Notes are unsecured senior obligations and are subordinated to all of Travelport LLC's existing and future secured indebtedness (including the senior secured credit facility described under "—Senior Secured Credit Facilities" above), but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes described below). Upon the occurrence of a change of control, which is defined in the indenture governing the Senior Notes, Travelport LLC shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

        On August 23, 2006, in connection with the Acquisition, Travelport LLC issued $300 million aggregate principal amount of 11 7/8% dollar senior subordinated notes due 2016 and €160 million aggregate principal amount of 10 7/8% senior euro subordinated notes due 2016 ($204 million dollar equivalent as of August 23, 2006) (collectively, the "Senior Subordinated Notes"). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of Travelport LLC's existing and future senior indebtedness and secured indebtedness (including the senior credit facilities described under "—Senior Secured Credit Facilities" above and the Senior Notes described above). Upon the occurrence of a change of control, which is defined in the indenture governing the Senior Subordinated Notes, Travelport LLC shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

        The indentures governing the Senior Notes and Senior Subordinated Notes limit the Company's and its subsidiaries' ability to:

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

        As of December 31, 2007, the Company was in compliance with all restrictive and financial covenants related to long-term debt.

        From time to time, depending upon market, pricing and other conditions, as well as on the Company's cash balances and liquidity, the Company may seek to repurchase a portion of the Senior Notes and/or the Senior Subordinated Notes in the open market.

        Subject to certain exceptions, the indentures governing the Senior Notes and the Senior Subordinated Notes permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-US operations of Travelport, guarantee the Senior Notes and the Senior Subordinated Notes. As a result, these entities are more restricted than the issuer and the guarantors in their ability to incur indebtedness.

Orbitz Worldwide Initial Public Offering

        On July 25, 2007, Orbitz Worldwide completed an initial public offering of approximately 41% of its equity for net proceeds of approximately $477 million. In addition, Orbitz Worldwide entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan facility and a six-year $85 million senior secured revolving credit facility. Approximately $530 million of the proceeds from borrowings under Orbitz Worldwide's term loan facility were used to repay indebtedness owed to the Company and to pay the Company a dividend. The Company used such proceeds to repay a portion of its senior secured credit facilities.

Foreign Currency Risk

        The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The Company primarily enters into derivative instruments to manage its foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $(12) million, $10 million, $47 million and $116 million the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and the year ended December 31, 2007, respectively.

Interest Rate Risk

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2007 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. The Company currently uses interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with the Company's floating rate debt are designated as cash flow hedges.

Financial Obligations

Contractual Obligations

        The following table summarizes the Company's future contractual obligations as of December 31, 2007. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) payments that may result from the transfer to the Company of certain assets by Avis Budget; (iii) income tax payments related to FIN 48, for which the timing is uncertain; or (iv) the various guarantees described in the notes to the Financial Statements included herein.

	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Debt	$17	$18	$18	$17	$18	$3,680	$3,768
Interest payments(a)	302	298	296	291	289	502	1,978
Operating leases (b)	72	66	62	42	24	127	393
Other purchase commitments(c)	99	84	68	52	—	—	303

Total	$490	$466	$444	$402	$331	$4,309	$6,442

(a)
Excludes the effects of hedging instruments on the Company's variable rate debt.

(b)
Primarily reflects operating leases on facilities and data processing equipment

(c)
Primarily reflects the Company's agreement with IBM for data center services.

Other Commercial Commitments and Off-Balance Sheet Arrangements

        Purchase Commitments.    In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers and for other capital expenditures. As of December 31, 2007, the Company had approximately $303 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2011.

        Standard Guarantees/Indemnifications.    In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives and (v) issuances of debt securities. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees and indemnifications, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, insurance coverage is maintained that mitigates any potential payments to be made.

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company has adopted SFAS No. 158 on January 1, 2007, as required.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased opening accumulated deficit, by approximately $1 million.

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

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects a reduction of approximately $5 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized would affect the effective tax rate would be $27 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$27
Increase in tax provision for prior year	3
Increase in tax provision for current year	21
Additions due to purchase accounting related to Worldspan	4
Decrease from deconsolidation of Orbitz Worldwide	(2)

Balance at December 31, 2007	$53

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $6 million to reflect interest and penalties accrued during 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We may hedge, as appropriate, our interest rate and currency exchange rate exposure. We use interest rate swaps and/or foreign currency forwards to manage and reduce interest rate and foreign currency exchange rate risk associated with our foreign currency denominated receivables/payables, forecasted earnings of foreign subsidiaries, external Euro debt and other transactions.

        We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in note 15 to the combined financial statements. Our principal market exposures are interest rate and foreign currency rate risks.

        We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Euro and the Australian dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

        We assess our market risk based on changes in interest rate and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in rates.

        The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a current market pricing model to assess the changes in monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates as of December 31, 2007 and 2006.

        Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these "shock tests" are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

        We used December 31, 2007 and 2006 market rates to perform the sensitivity analyses separately for each of our outstanding financial instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in exchange rates.

        We have determined that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. While these results may be used as benchmarks, they should not be viewed as forecasts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)   Internal Control over Financial Reporting.

        We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting for that purpose. However, in connection with the 2007 audit of our financial statements, we and our independent registered public accountants identified certain deficiencies in our internal control over financial reporting that resulted in errors in our previously issued financial statements. Management has concluded that the deficiencies in internal control over financial reporting constitute a material weakness. A description of the material weakness in our internal control over financial reporting related to our financial close and reporting process is provided below.

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

(c)   Changes in Internal Control Over Financial Reporting.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)   Management's Annual Report on Internal Control Over Financial Reporting.

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth information about our executive officers and directors:

Name	Age	Position
Jeff Clarke	46	President, Chief Executive Officer and Director
Michael E. Rescoe	55	Executive Vice President and Chief Financial Officer
Gordon A. Wilson	41	President and Chief Executive Officer, GDS Business
Kenneth S. Esterow	43	President and Chief Executive Officer, GTA Business
Eric J. Bock	42	Executive Vice President, General Counsel and Corporate Secretary; Chief Compliance Officer
Patrick J. Bourke III	49	Executive Vice President, Operations and Chief Reengineering Officer
Terence P. Conley	44	Executive Vice President, Integration
Jo-Anne Kruse	41	Executive Vice President, Human Resources
Paul C. Schorr IV	40	Chairman of the Board of Directors
Martin Brand	32	Director
William J.G. Griffith	36	Director
David Weinberg	56	Director

        Jeff Clarke.    Mr. Clarke has served as our President and Chief Executive Officer since April 2006. Mr. Clarke has served as a member of our Board of Directors since September 2006. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has 21 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to May 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett-Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq's merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Board of Directors of UTStarcom, Inc. a Nasdaq company involved in IP-based, end-to-end networking solutions.

        Michael E. Rescoe.    Mr. Rescoe has served as our Executive Vice President and Chief Financial Officer since November 2006. Mr. Rescoe has 28 years of investment banking and Chief Financial Officer experience with Fortune 100 companies. Most recently, Mr. Rescoe was Chief Financial Officer for Tennessee Valley Authority ("TVA"), which he joined in July 2003. His responsibilities included treasury, accounting, risk management, financial planning, investor relations and retirement services, and he oversaw the development and implementation of all financial strategies for the corporation. Before joining TVA, Mr. Rescoe served as Chief Financial Officer and Executive Vice President of Finance and Planning at 3Com Corporation, a global leader in network technology solutions, in Santa Clara, California. While at 3Com, Mr. Rescoe helped to complete the spin-off of Palm, Inc., the corporation's hand-held computing division. Prior to that, Mr. Rescoe was Chief Financial Officer of PG&E Corporation, one of the nation's largest utility and energy companies, located in San Francisco, California. Mr. Rescoe also served as Executive Vice President and Chief Financial Officer for Dallas-based Enserch Corporation (formerly Lone Star Gas), a diversified energy and utility company that was merged into TXU Inc. Mr. Rescoe serves on the Board of Directors and as Chairman of the Audit Committee of Global Crossing Limited.

        Gordon A. Wilson.    Mr. Wilson has served as President and Chief Executive Officer of Travelport's GDS business since November 2006. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant's Travel Distribution Services Division from July 2005 to August 2006 and Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2003, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo South Africa in Johannesburg, General Manager of Galileo Portugal and Spain in Lisbon, and General Manager of Airline Sales and Marketing. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

        Kenneth S. Esterow.    Mr. Esterow has served as President and Chief Executive Officer of Travelport's GTA business since January 2007. Mr. Esterow was President and Chief Executive Officer of B2B Americas for Cendant's Travel Distribution Services Division from June 2005 to December 2006. From May 2003 to June 2005, Mr. Esterow was Executive Vice President, Supplier Services for Cendant's Travel Distribution Services Division. From September 2001 to April 2003, Mr. Esterow was Senior Vice President and Chief Development Officer of Cendant's Travel Distribution Services Division. Prior thereto, Mr. Esterow served as Senior Vice President, Corporate Strategic Development Group of Cendant Corporation, as well as Senior Vice President and General Manager of AutoVantage.com, TravelersAdvantage.com and PrivacyGuard.com. Mr. Esterow joined Cendant Corporation in 1996 from Deloitte & Touche LLP, where he was a management consultant.

        Eric J. Bock.    Mr. Bock has served as our Executive Vice President, General Counsel and Corporate Secretary, as well as our Chief Compliance Officer, since August 2006. In addition, Mr. Bock oversees our government relations function. Mr. Bock also serves on the Board of Directors of numerous subsidiaries of Travelport, as well as Travelport's Employee Benefits and Charitable Contribution Committees. From May 2002 to August 2006, Mr. Bock was Executive Vice President, Law and Corporate Secretary of Cendant where he oversaw legal groups in multiple functions, including corporate matters, finance, mergers and acquisitions, corporate secretarial and governance, as well as the Travelport legal function since its inception in 2001. From July 1997 until December 1999, Mr. Bock served as Vice President, Legal and Assistant Secretary of Cendant and was promoted to Senior Vice President in January 2000 and Corporate Secretary in May 2000. Prior to this, Mr. Bock was an associate in the corporate group at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

        Patrick J. Bourke III.    Mr. Bourke has served as our Executive Vice President, Operations and Chief Reengineering Officer since July 2006. Prior to joining us, Mr. Bourke served as Chairman of the Board of Directors of Bid.com and has worked as a consultant to various venture capital and private equity portfolio companies. Starting in 1996, Mr. Bourke held numerous positions in sales and consulting services of Intersolv, which he joined as Vice President. From 1988 to 1996, Mr. Bourke held various management positions in the insurance and marketing divisions of Perot Systems, Inc., where he managed strategic planning and was responsible for North American operations. Prior thereto, Mr. Bourke served in various technical and management positions with Electronic Data Systems Corporation.

        Terence P. Conley.    Mr. Conley has served as our Executive Vice President, Integration since September 2007. Prior to this role, Mr. Conley was our Executive Vice President and Chief Administrative Officer beginning in August 2006. Mr. Conley was Executive Vice President, Human Resources and Corporate Services of Cendant from 2003 to August 2006, responsible for oversight of global human resources, facilities management, corporate real estate, events marketing and security functions. Prior thereto, Mr. Conley was Senior Vice President, Global Human Resources of Cendant since July 1999. Prior to joining Cendant, Mr. Conley spent nearly ten years with the PepsiCo organization in various roles, including Vice President of Human Resources at The Pepsi-Cola Company, Director of Human Resources with PepsiCo's Frito Lay division, Director of Human Resources for PepsiCo Corporate and Director of Human Resources with PepsiCo's KFC unit. Effective April 1, 2008, Mr. Conley will no longer serve as our Executive Vice President, Integration, but will serve as a Special Advisor to the Company.

        Jo-Anne Kruse.    Ms. Kruse has served as our Executive Vice President, Human Resources since August 2006. Ms. Kruse is also responsible for global security and facilities for Travelport. In addition, Ms. Kruse serves as the Chair of our Employee Benefits Committee and a member of our Charitable Contribution Committee. From January 2005 to August 2006, Ms. Kruse was Executive Vice President, Human Resources of Cendant's Travel Distribution Services Division and, from October 2001 to January 2005, Ms. Kruse was Senior Vice President, Human Resources of Cendant's Travel Distribution Services Division. From December 1999 to October 2001, Ms. Kruse was Vice President, Human Resources for Cendant. Prior to joining Cendant, Ms. Kruse served in a variety of human resource positions at PepsiCo, Inc./Frito-Lay for five years. Prior thereto, Ms. Kruse served in various human resources positions at Bristol-Myers Squibb/Clairol and Chase Manhattan Bank.

        Paul C. Schorr IV ("Chip").    Mr. Schorr has served as a member of our Board of Directors since July 2006 and as the Chairman of our Board of Directors since September 2006. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for the firm's technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan, NTelos and MagnaChip. He had been with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honours from Harvard Business School and a BSFS magna cum laude from Georgetown University's School of Foreign Service. He is a member of the Board of Directors of Freescale Semiconductor, Inc., AMI Semiconductor, Inc., MagnaChip and Orbitz Worldwide. Mr. Schorr is also a member of the Board of Jazz at Lincoln Center.

        Martin J. Brand.    Mr. Brand has served as a member of our Board of Directors, Chairman of our Audit Committee and a member of our Compensation Committee since March 2007. Mr. Brand is a Principal in the Corporate Private Equity Group of Blackstone. Mr. Brand joined Blackstone's London office in 2003 and transferred to Blackstone's New York office in 2005. Since joining Blackstone, Mr. Brand has been involved in the execution of the firm's direct investments in SULO, Kabel BW, Primacom, New Skies, CineUK, NHP and Travelport. Before joining Blackstone, Mr. Brand was a consultant with McKinsey & Company. Prior to that, Mr. Brand was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo.

        William Griffith.    Mr. Griffith has served as a member of our Board of Directors and our Audit Committee and Compensation Committee since September 2006. Mr. Griffith is a General Partner of Technology Crossover Ventures, or TCV, a private equity and venture capital firm. Mr. Griffith joined TCV as a Principal in 2000 and became a General Partner in 2003. Prior to joining TCV, Mr. Griffith was an associate at The Beacon Group, a private equity firm that was acquired by JP Morgan Chase in 1999. Prior to that, Mr. Griffith was an investment banking analyst at Morgan Stanley. Mr. Griffith serves on the boards of directors of several privately-held companies.

        David L. Weinberg.    Mr. Weinberg has served as a member of our Board of Directors since April 2007 and a member of our Audit Committee and Compensation Committee since May 2007. Mr. Weinberg has been a Senior Operating Partner at One Equity Partners in New York since 2001. From 1998 to 2000, Mr. Weinberg served as a Managing Director for Allegro Capital Ltd. in London.

From 1995 to 1998, Mr. Weinberg served as a Managing Director at Nippon Credit International, Ltd. in London and the Chief Executive Officer of the securities subsidiary of the Nippon Credit Bank. From 1988 to 1994, Mr. Weinberg was a Partner at Eastbridge Capital, Inc. in New York. From 1980 to 1988, Mr. Weinberg served in varying senior positions at EF Hutton, Inc. and Citicorp, both in New York.

        Each Director is elected annually and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified.

        None of our Directors receive compensation for their service as a Director, but receive reimbursement of expenses incurred from their attendance at Board of Director meetings.

        Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between our directors and executive officers.

Compensation Committee Interlocks and Insider Participation

        As a privately-held company, we are not required to have independent directors on our Board of Directors. None of our directors is independent.

Board Composition

Committees of the Board

        Our board of directors has an audit committee, a compensation committee and an executive committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable. None of the directors in these committees are independent directors.

  Audit Committee

        Our Audit Committee is comprised of Messrs. Schorr, Brand, Griffith and Weinberg. Mr. Brand is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

        As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

  Compensation Committee

        Our Compensation Committee is comprised of Messrs. Schorr, Brand, Griffith and Weinberg. Mr. Schorr is the Chairman of the Compensation Committee. The compensation committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

Code of Conduct

        We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics can be accessed in the "Investor Center—Corporate Governance" section of our website at www.travelport.com. The purpose of our code is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors.

Limitations of Liability and Indemnification Matters

        Our corporate by-laws provide that, to the fullest extent permitted by law, every current and former director, officer or other legal representative of our company shall be entitled to be indemnified by our company against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys' fees and disbursements) resulting from any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including, but not limited to, an action by or in the right of the company to procure a judgment in its favor, by reason of the fact that such person is or was a director or officer of the company, or is or was serving in any capacity at the request of the company for any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. Persons who are not our directors or officers may be similarly indemnified in respect of service to the company or to any other entity at the request of the company to the extent our Board of Directors at any time specifies that such persons are entitled to indemnification.

        To the fullest extent permitted by applicable law, we or one or more of our affiliates plan to enter into agreements to indemnify our directors, executive officers and other employees. Any such agreements would provide for indemnification for related expenses including attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our directors and executive officers.

        As of the date of this Annual Report on Form 10-K, we are not aware of any pending litigation or proceeding involving any director, officer, employee or agent of our company where indemnification will be required or permitted. Nor are we aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        Since our acquisition by affiliates of Blackstone and TCV, our executive compensation plans have been designed to attract and retain talented individuals and to link the compensation of those individuals to our performance.

        Following the acquisition, we adjusted the compensation of our executives to reflect our status as a newly-independent company owned by private equity firms. Specifically, we entered into the equity arrangements described below, and we entered into employment agreements with most of our senior executives, which standardized the employment terms for these individuals and reflected the financial terms, such as the base salary and annual target bonus, in light of their new roles in Travelport. In 2007, we distributed equity to, awarded bonuses to and adjusted the terms of existing equity awards for our executive officers to reflect our success as a company and our executives' contributions to that success.

        We have, from time to time, used market data provided by Towers Perrin, Frederick W. Cook, Mercer Consulting and New Bridge Street Consultants to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to ensure that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 100 and 250 survey data. Compensation data on competitive companies is generally not available because they are privately held.

        Our Board of Directors has formed a Compensation Committee, which is comprised of Messrs. Schorr (chair), Brand, Griffith and Weinberg. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

        Our Named Executive Officers for the fiscal year ended December 31, 2007 are Jeff Clarke, our President and Chief Executive Officer, Michael Rescoe, our Executive Vice President and Chief Financial Officer, Gordon Wilson, our President and Chief Executive Officer, GDS, Kenneth Esterow, our President and Chief Executive Officer, GTA, and Patrick J. Bourke III, our Executive Vice President, Operations and Chief Reengineering Officer.

Executive Compensation Objectives and Philosophy

        As a privately-held company that is part of Blackstone's private equity portfolio, our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and who are leaders in our unique, technology-based industry. As a result of the industry's historical and current developments, cash and other compensation paid to our executive officers are typically highly competitive.

        Our highly competitive compensation program is composed of four principal components, all of which are identified in the Summary Compensation Table below:

  •
  salary;

  •
  annual incentive compensation (bonus awards);

  •
  long-term incentive compensation (in the form of restricted equity and/or restricted cash awards); and

  •
  other limited perquisites and benefits.

        Our executive compensation strategy uses cash compensation and perquisites to attract and retain talent, and our variable cash and long-term incentives aim to ensure a performance-based delivery of pay that aligns, as much as possible, our Named Executive Officers' rewards with our shareholders' interests and takes into account competitive factors and the need to attract and retain talented individuals.

Other Considerations

        We also consider individual circumstances related to each executive's retention. For example, when Mr. Clarke was hired by Cendant as our chief executive officer to guide us through either the completion of the sale of the Travelport businesses to a third party or through an initial public offering, he forfeited certain economic incentives associated with his previous employment. As a result, Cendant provided Mr. Clarke with a compensation package designed to compensate Mr. Clarke for the forfeited awards. The level of his compensation was also set by Cendant to be commensurate with the compensation of other similarly situated chief executives in the industry and within Cendant, and to reflect the post-employment non-competition covenant to which Mr. Clarke agreed as part of his employment contract. Likewise, in connection with the acquisition, Mr. Clarke agreed to amend certain terms of his employment agreement in light of the fact that we would continue to be a privately-held company, and we provided Mr. Clarke with a compensation package that was comparable in economic terms to his former compensation package at Cendant and reflected his enhanced responsibility due to our sale by Cendant. The specific terms of Mr. Clarke's employment agreement are set forth below under "—Employment Agreements."

        In addition, the other Named Executive Officers, with the exception of Mr. Rescoe, who joined us following the acquisition, and Mr. Bourke, who joined us just prior to the acquisition, similarly received compensation packages that reflect their new responsibilities since the acquisition.

        Salary.    Base salaries for our Named Executive Officers reflect each executive's level of experience, responsibilities and expected future contributions to our success, as well as market competitiveness. Base salaries are specified in each officer's employment agreement or offer letter, which dictates the individual's base salary for so long as the agreement specifies, as described more fully below under "—Employment Agreements." We review base salaries annually based upon, among other factors, individual and company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

        Bonuses.    We pay two different types of bonuses:

  •
  Discretionary Bonus.  While in 2007 we did not award any of these particular discretionary bonuses, which can take the form of signing, retention and sale bonuses, we may elect to pay discretionary bonuses from time to time in the future.

  •
  Annual Incentive Compensation (Bonus).  We have developed an annual cash bonus program to align executives' goals with our objectives for the applicable year. The target payment for each of our Named Executive Officers is specified in each Named Executive Officer's employment agreement or offer letter and ranges from 100% to 150% of each officer's base salary. As receipt of these bonuses are subject to the attainment of performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels (with a maximum of 350% of the target level for Mr. Clarke). For 2007, these bonuses were based primarily upon the achievement of adjusted EBITDA targets established by our Board of Directors of $288 million in adjusted EBITDA (including Orbitz Worldwide) for the first half of 2007 and $225 million in adjusted EBITDA (excluding Orbitz Worldwide) for the second half of 2007. The amounts paid for the first half and the second half of 2007 pursuant to these arrangements are set forth in the Summary Compensation Table below under the "Non-Equity Incentive Plan Compensation" column. Annual bonuses for 2008 are similarly structured and will also be based upon the achievement of adjusted EBITDA and revenue targets established by our Board of Directors. For 2008, executive officers other than Mr. Clarke will have a maximum potential award of 200% of base salary. The maximum potential award for Mr. Clarke will continue to be 350% of target level.

        Long-Term Incentive Compensation.    The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders.

  •
  Option awards.  We do not currently utilize options as part of our executive compensation program.

  •
  Stock Partnership.  We provide long-term incentives through our equity incentive plan, which utilizes different classes of equity and is described further below under "—Our Equity Incentive Plan." Under the terms of the plan, we may grant equity incentive awards in the form of Class A-2 Units and/or Restricted Equity Units of our ultimate parent, TDS Investor (Cayman) L.P., a limited partnership, to officers, employees, non-employee directors or consultants.

        Each Class A-2 Unit represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. Each Restricted

Equity Unit entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions.

        Pension and Non-Qualified Deferred Compensation.    None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for executives.

        All Other Compensation.    We have a limited program granting perquisites and other benefits to our executive officers.

Summary Compensation Table

        The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)		Stock Awards(2) ($)		Non-Equity Incentive Plan Compensation(3) ($)		All Other Compensation(4) ($)		Total ($)
Jeff Clarke, President, Chief Executive Officer and Director(6)	2007 2006	1,000,000 653,846	0 7,005,000	(7)	35,059,616 10,980,258	(8)	5,250,000 980,769	(9)	1,340,271 117,960	(5)	42,649,887 19,737,833
Gordon Wilson, President and Chief Executive Officer, GDS(10)	2007 2006	653,363 604,853	0 1,903,638		14,762,136 4,156,914		1,389,430 510,696		164,602 185,627	(11)	16,969,531 7,361,728
Michael Rescoe, Executive Vice President and Chief Financial Officer(13)	2007 2006	500,000 53,846	0 0		11,847,696 2,842,207		1,000,000 250,000	(14)	531,569 16,791	(12)	13,879,265 3,162,844
Kenneth Esterow, President and Chief Executive Officer, GTA	2007 2006	433,654 380,671	0 1,788,125	(16)	9,123,789 3,315,972		925,000 417,812		326,153 70,288	(15)	10,808,596 5,972,868
Patrick J. Bourke III, Executive Vice President, Operations and Chief Reengineering Officer(18)	2007 2006	500,000 211,538	0 200,000	(19)	8,523,483 1,762,777		1,000,000 250,000		250,686 2,475	(17)	10,274,169 2,426,790

(1)
Amounts included in this column for 2006 reflect signing, retention and sale bonuses awarded in 2006 and paid in 2006 and/or 2007, including certain sale bonuses awarded in 2006 payable in January and August 2007 based on continued employment with us in good standing at the time of the payment. In addition, amounts also include bonuses for which executives chose to receive Restricted Equity Units instead of cash. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus), which are reported separately in the column entitled Non-Equity Incentive Plan Compensation.

(2)
Amounts included in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and December 31, 2007 in accordance with FAS 123R in connection with awards of Restricted Equity Units, Class B Units, Class B-1 Units, Class C Units and Class D Units. The amounts in this column reflect vesting of 73.53% of the Restricted Equity Units granted pursuant to the Supplemental Profit Sharing Plan. Such Restricted Equity Units vested based upon the Company's achievement of certain 2007 EBITDA. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Amounts included in this column for 2007 include the incremental value of Class C Units and Class D Units that were granted in 2006 for which the value was adjusted in 2007, pursuant to modifications in vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 18, "Equity-Based Compensation," to the financial statements included therein.

(3)
Amounts included in this column include amounts paid as annual incentive compensation (bonus).

(4)
As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FAS 123R value and, thus, dividends paid to our Named Executive Officers in 2007 are not included in All Other Compensation.

(5)
Includes company matching 401(k) contributions of $13,500, bonus deferred compensation match of $315,000, base compensation deferred compensation match of $60,000, housing allowance benefits of $187,977 (including tax assistance of $67,977), financial planning benefits of $10,100, tax assistance of $6,296, payment of employee FICA on vesting of Restricted Equity Units of $422,654 and tax assistance on such FICA of $324,744.

(6)
The amounts in the Salary, Non-Equity Plan Compensation, All Other Compensation and Total columns for Mr. Clarke reflect partial year employment for 2006.

(7)
Includes a $2,100,000 restricted cash award granted to Mr. Clarke to compensate him for compensation and benefits foregone when he left his previous employer. Also includes a signing bonus of $1,500,000 and a $3,405,000 retention bonus connected to his original employment terms upon hire by Cendant.

(8)
Includes $2,295,000 in lieu of which Mr. Clarke received Restricted Equity Units.

(9)
Includes $250,000 in lieu of which Mr. Clarke received Restricted Equity Units.

(10)
All amounts expressed for Mr. Wilson (with the exception of equity awards) were paid in British pounds and have been converted to U.S. dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.9591 U.S. dollars to 1 British pound as of December 31, 2006 and 1.9849 U.S. dollars to 1 British pound as of December 31, 2007.

(11)
Includes company matching pension contributions of $98,004, travel allowance of $9,337, car allowance benefits of $47,337 and financial planning benefits of $9,924.

(12)
Includes relocation benefits of $267,822, tax assistance on relocation benefits of $50,897, car allowance benefits of $6,380, payment of employee FICA on vesting of Restricted Equity Units of $116,759 and tax assistance on such FICA of $89,711.

(13)
The amounts in the Salary, Non-Equity Incentive Plan Compensation, All Other Compensation and Total columns for Mr. Rescoe reflect partial year employment for 2006.

(14)
Includes $250,000 in lieu of which Mr. Rescoe received Restricted Equity Units.

(15)
Includes company matching 401(k) contributions of $13,500, bonus deferred compensation match of $55,500, car allowance benefits of $10,750, tax assistance on perquisites of $3,530, payment of employee FICA on vesting of Restricted Equity Units of $137,345 and tax assistance on such FICA of $105,528.

(16)
Includes $100,000 in lieu of which Mr. Esterow received Restricted Equity Units, as well as a one-time special payment of $400,000.

(17)
Includes bonus deferred compensation match of $60,000, base compensation deferred compensation match of $30,000, car allowance benefits of $18,803, payment of employee FICA on vesting of Restricted Equity Units of $75,978 and tax assistance on such FICA of $65,905.

(18)
The amounts in the Salary, Non-Equity Incentive Plan Compensation, All Other Compensation and Total columns for Mr. Bourke reflect partial year employment for 2006.

(19)
Includes $200,000 in lieu of which Mr. Bourke received Restricted Equity Units.

Grants of Plan-Based Awards During 2007

									All Other Stock Awards: Number of Shares of Stock Units (#)
			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Plan Awards				Grant Date Fair Value of Stock and Option Awards(1) ($)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeff Clarke,	Non-equity incentive plan		$0	$1,500,000	$5,250,000
President, Chief Executive	Restricted Equity Units ("REUs")	04/05/07							1,625,967	$2,991,779
Officer and Director	Class B-1 Units	05/10/07					280,541			$187,962
	Class C Units	05/10/07					280,541			$790,034	(1)
	Class D Units	05/10/07					280,541			$790,034	(1)
	SPSP REUs	08/29/07				0		2,651,601		$1,998,465	(2)
	SPSP REUs	11/06/07				0		300,000		$614,031	(2)
	REUs	12/31/07							4,646,673	$12,934,405
Gordon Wilson,	Non-Equity Incentive Plan		$0	$694,715	$1,389,430
President and Chief Executive	REUs	04/05/07							642,967	$1,183,059
Officer, GDS	Class B-1 Units	05/10/07					110,936			$74,327
	Class C Units	05/10/07					110,936			$312,408	(1)
	Class D Units	05/10/07					110,936			$312,408	(1)
	SPSP REUs	08/29/07				0		1,356,633		$1,022,470	(2)
	SPSP REUs	11/06/07				0		300,000		$614,031	(2)
	REUs	12/31/07							1,837,466	$5,114,741
Michael Rescoe,	Non-Equity Incentive Plan		$0	$500,000	$1,000,000
Executive Vice President and	REUs	04/05/07							503,567	$926,563
Chief Financial Officer	Class B-1 Units	05/10/07					86,884			$58,212
	Class C Units	05/10/07					86,884			$244,675	(1)
	Class D Units	05/10/07					86,884			$244,675	(1)
	SPSP REUs	08/29/07				0		1,060,640		$799,385	(2)
	SPSP REUs	11/06/07				0		300,000		$614,031	(2)
	REUs	12/31/07							1,439,088	$4,005,822
Kenneth Esterow,	Non-Equity Incentive Plan		$0	$462,500	$925,000
President and Chief Executive	REUs	04/05/07							443,013	$815,144
Officer, GTA	Class B-1 Units	05/10/07					76,436			$51,212
	Class C Units	05/10/07					76,436			$215,252	(1)
	Class D Units	05/10/07					76,436			$215,252	(1)
	SPSP REUs	08/29/07				0		901,544		$679,478	(2)
	SPSP REUs	11/06/07				0		300,000		$614,031	(2)
	REUs	12/31/07							1,266,037	$3,524,120
Patrick J. Bourke III,	Non-Equity Incentive Plan		$0	$500,000	$1,000,000
Executive Vice President,	REUs	04/05/07							300,490	$552,902
Operations and Chief	Class B-1 Units	05/10/07					220,369			$147,647
Reengineering Officer	Class C Units	05/10/07					220,369			$620,583	(1)
	Class D Units	05/10/07					220,369			$620,583	(1)
	SPSP REUs	08/29/07				0		1,060,640		$799,385	(2)
	REUs	12/31/07							983,044	$2,736,386

(1)
Grant Date Fair Values were calculated as of grant date in accordance with FAS 123R based on the expense to be reported on the Company's financial statements. In the case of awards of Class C Units and Class D Units, however, FAS 123R required that, upon the cancellation of the vesting conditions in connection with the conversion of those Class C Units and Class D Units to Class A-2 Units as of December 26, 2007, the fair value for determining the expense be updated to reflect the value as of the conversion date instead of the grant date. The figures disclosed here represent the updated values on the conversion date.
(2)
Based upon vesting of 73.53% of the Restricted Equity Units granted pursuant to the Supplemental Profit Sharing Plan ("SPSP").

Employment Agreements

        We have currently effective employment agreements or offer letters with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. Named Executive Officers also received equity-based awards in TDS Investor (Cayman) L.P.

Jeff Clarke, President and Chief Executive Officer

        Compensation, Term.    Jeff Clarke entered into an amended employment agreement with TDS Investor (Cayman) L.P., effective September 26, 2006, pursuant to which he serves as our President and Chief Executive Officer. Mr. Clarke's employment agreement has a three-year term and provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Clarke is entitled to a minimum base salary of $1,000,000, subject to annual increases at the discretion of our Board of Directors. Mr. Clarke is eligible for a target annual bonus of 150% of his base salary upon the achievement of an annual EBITDA target established by our Board (with a maximum potential bonus of 350% of target level). In addition, under his amended employment agreement, Mr. Clarke received a restricted cash award of $2,100,000 that vests and becomes payable in 20% installments on each of March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008.

        Severance Terms.    Mr. Clarke's employment agreement provides that if he is terminated by us without cause or resigns as a result of constructive termination, he will receive his base salary through termination, unpaid annual bonus from the preceding year, reimbursement for un-reimbursed business expenses and any accrued benefits under our benefits plans ("accrued rights"), and the following:

  •
  a pro rata portion of his annual bonus for the year of termination, payable when otherwise paid to other executives for that year;

  •
  an amount equal to 299% multiplied by the sum of (i) his annual base salary and (ii) his target annual bonus;

  •
  full and immediate vesting of his restricted cash award; and

  •
  vesting of any equity-based awards to the extent provided for in the award agreements.

        In addition, in the event that any payments or benefits provided to Mr. Clarke under his employment agreement or any other plan or agreement in connection with a change in control by us result in an "excess parachute payment" excise tax of over $50,000 being imposed on Mr. Clarke, he would be entitled to a gross-up payment equal to the amount of the excise tax, as well as a payment equal to the income tax and additional excise tax on the gross-up payment.

        Constructive Termination.    Constructive termination is defined in Mr. Clarke's employment agreement as:

  •
  any material failure by us to fulfill our obligations under the employment agreement (including any reduction to Mr. Clarke's annual base salary, as increased from time to time) or any equity agreement he has with us;

  •
  our failure to nominate Mr. Clarke for election to our board of directors;

  •
  the failure of our majority shareholder (if there is one) to elect Mr. Clarke to our board of directors;

  •
  the failure of any successor to our business operations to assume our obligations under the employment agreement;

  •
  the primary business office for Mr. Clarke being relocated to any place more than 30 miles from the city limits of Parsippany, NJ, New York, NY or Chicago, IL;

  •
  a material and sustained diminution of Mr. Clarke's duties and responsibilities as of the date of the employment agreement; or

  •
  our election not to renew the initial employment term or any subsequent extension thereof (except as a result of Mr. Clarke reaching retirement age, as determined by our policy).

        Any of the events described above will be a constructive termination only if we fail to cure the event within 30 days after receipt from Mr. Clarke of written notice of the event that he believes constitutes a constructive termination. In addition, a constructive termination shall cease to exist for an event on the 60th day following the later of its occurrence or Mr. Clarke's knowledge of the event, unless Mr. Clarke has given us written notice thereof prior to such date.

Gordon Wilson, President and Chief Executive Officer, GDS

        Compensation, Term.    Galileo International Ltd (our wholly owned indirect subsidiary) entered into a service agreement with Gordon Wilson effective March 30, 2007, which reflects the material terms of the company's earlier agreements with Mr. Wilson. The service agreement continues until it is terminated by either party giving to the other at least twelve months' prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £325,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 100% of his base salary. Mr. Wilson's period of continuous employment with us commenced on May 13, 1991 and will automatically terminate on his 60th birthday. Mr. Wilson's current base salary is £375,000.

        Severance Terms.    Mr. Wilson's employment agreement requires that if either he or we serve notice to the other to terminate Mr. Wilson's employment with us, in our absolute discretion, we may require him to take "garden leave" for all or part of the remaining period of his employment. If Mr. Wilson is asked to take garden leave, he:

  •
  has agreed to resign immediately from any offices he holds with us or any affiliate upon our request;

  •
  may be required to carry out none or some of his duties during the remaining period of his employment;

  •
  must return to us all documents and other materials (including copies) belonging to us or any affiliate containing confidential business information;

  •
  may not without our permission contact or attempt to contact in a business context any of our employees, clients, suppliers or professional advisers that he reasonably expected to know/have known in the course of his duties with us; and

  •
  may not attend his place of work or any other of our or our affiliates' premises unless requested to do so.

        During any period of garden leave, Mr. Wilson will continue to receive his full salary, other remuneration and benefits.

Messrs. Rescoe (Executive Vice President and Chief Financial Officer) and Esterow (President and Chief Executive Officer, GTA)

        Compensation, Term.    The employment agreements for Michael Rescoe and Kenneth Esterow each have a three-year initial term. They provide for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Each of the agreements also includes provision for the payment of an annual base salary subject to annual review and adjustment, and each of Messrs. Rescoe and Esterow is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Current base salary is $500,000 for Mr. Esterow and $500,000 for Mr. Rescoe.

        Severance Terms.    The terms of the employment agreements for each of Messrs. Esterow and Rescoe establish that, if such officer is terminated by us without cause or resigns as a result of constructive termination, he will continue to receive his then annual base salary and target annual bonus in accordance with our normal payroll practices for a period of up to twenty-four months. In addition, he will receive his then accrued rights, a pro rata portion of his then annual bonus for the year of termination, payable when otherwise paid to executives for that year, and any vesting of any equity-based awards to the extent provided for in the award agreements.

        Constructive Termination.    Constructive termination is defined in the employment agreements for Messrs. Esterow and Rescoe as:

  •
  any material reduction in annual base salary or target annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

  •
  our failure to pay compensation or benefits when due, in each case which is not cured within 30 days following our receipt of written notice from the executive describing the event that he believes provides for constructive termination;

  •
  a material and sustained diminution of the executive's duties and responsibilities as of the date of the employment agreement;

  •
  the primary business office for the executive being relocated by more than 50 miles; or

  •
  our election not to renew the initial employment term or any subsequent extension of the employment term (except as a result of the executive reaching retirement age, as determined by our policy).

        Any of the events described above will be a constructive termination only if we fail to cure the event within 30 days after receipt from the executive of written notice of the event that he believes constitutes a constructive termination. In addition, a constructive termination shall cease to exist for an event on the 60th day following the later of its occurrence or the executive's knowledge of the event, unless the executive has given us written notice thereof prior to such date.

Patrick J. Bourke III, Executive Vice President, Operations and Chief Reengineering Officer

        We entered into an offer letter with Mr. Bourke effective July 24, 2006, pursuant to which he serves as Executive Vice President, Operations and Chief Reengineering Officer. Pursuant to the terms of the offer letter, Mr. Bourke's annual base salary is $500,000 and his target bonus is 100% of his eligible earnings, which are typically his base salary during the relevant time period. In addition, pursuant to his offer letter, Mr. Bourke also received a one-time bonus of $200,000, which he elected to receive in the form of Restricted Equity Units, upon completion of mutually-agreed upon short-term objectives. Mr. Bourke's offer letter provides that if he is terminated by us without cause, and executes, does not revoke and complies with the terms of a separation agreement and general release (waiving all legal claims against us) and a restrictive covenant agreement under which he agrees not to compete against us and not to solicit our employees and customers, in each case for two years following his termination from employment with us, Mr. Bourke will receive (1) a lump sum severance payment equal to the sum of two years of his annual base salary and annual target bonus at the time of his separation from employment and (2) one year of accelerated vesting of any outstanding equity grants, subject to the approval of our Compensation Committee.

Restrictive Covenants

        As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement provides that these restrictions are in place for two years. In the case of Messrs. Clarke, Rescoe and Esterow, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Mr. Wilson, the restrictions contained in his employment agreement are effective for a period of 12 months following the termination of his employment. Should we exercise our right to place Mr. Wilson on "garden leave," the period of time that he is on such leave will be subtracted from and thereby reduce the length of time that he is subject to these restrictive covenants in his employment agreement.

        In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, assignable and sublicensable license over all intellectual property rights that result from his work while employed with us.

Our Equity Incentive Plan

        Under the terms of the TDS Investor (Cayman) L.P. 2006 Interest Plan, as amended and/or restated, we may grant equity incentive awards in the form of Class A-2 Units or Restricted Equity Units to current or prospective officers, employees, non-employee directors or consultants. The plan also previously allowed the grant of Class B Units, Class B-1 Units, Class C Units, Class C-1 Units and Class D Units, but, as detailed below, those Units were converted into Class A-2 Units in December 2007.

Purposes of the Plan

        The purposes of the plan are:

  (1)
  to promote our interests and those of our partners by attracting and retaining exceptional officers and other employees, non-employee directors and consultants; and

  (2)
  to enable such individuals to acquire an equity interest in and participate in our long-term growth and financial success.

Administration of the Plan

        The Board of Directors of TDS Investor (Cayman) GP Ltd. conducts the general administration of the plan in accordance with the plan's provisions. The Board administers, construes and interprets the plan and establishes rules for carrying it out and makes changes to such rules when appropriate.

        The Board may employ counsel, consultants, accountants, appraisers, brokers or other persons, and may appoint other agents to properly administer the plan. The Board and our officers and directors are entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Board in good faith shall be final and binding. No member of the Board shall be personally liable for any action, determination or interpretation made in good faith with respect to the plan or the awards, and all members of the Board shall be fully protected by us with respect to any such action, determination or interpretation.

        The Board may from time to time make awards under the plan to employees, or other persons having a relationship with us or any of our subsidiaries, in such form and having such terms, conditions and limitations as the board may determine. Subject to the provisions of the plan, the Board will determine the forms and amounts of awards for participants. The terms, conditions and limitations of each award under the plan must be set forth in an award agreement in a form approved by the Board, consistent, however, with the terms of the plan; provided that award agreements will contain provisions dealing with the treatment of awards in the event of the termination of employment, death or disability of a participant, and may also include provisions concerning the treatment of awards in the event of a change of control of us. The Board has the authority to make such amendments to any terms and conditions applicable to outstanding grants as are consistent with the plan, provided that, except for adjustments under the adjustment provisions set forth in the plan, no such action can modify an award in a manner adverse to the participant without the participant's consent except as such modification is provided for or contemplated in the terms of the award. The Board will determine whether and when awards may be settled, exercised, canceled, forfeited, or suspended. All designations, determinations and other decisions made by the Board relating to the plan or any award will be binding upon all persons.

Awards

        Awards may be granted singly, in combination or in tandem. Awards, in the Board's sole discretion, may take the form of units or restricted equity units. The participant will be required to become a party to an award agreement as a condition to the grant of an award. Upon receipt of the units, the participant also will be required to become a party to our partnership agreement. All awards and interests will be held by the participant subject to the terms and conditions of our partnership agreement and the award agreement.

Restricted Equity Awards

        Our Named Executive Officers hold a number of Restricted Equity Units and Class A-2 Units. A Restricted Equity Unit entitles its holder to receive one Class A-2 Unit at a future date, subject to vesting conditions if applicable. The Class A-2 Units are interests in a limited partnership and have economic characteristics that are similar to those of shares of common stock in a corporation. In December 2007, we fully accelerated the vesting of all Restricted Equity Units held by our Named Executive Officers, except for Restricted Equity Units granted under the Supplemental Profit Sharing Plan described below.

Class B Units, Class B-1 Units, Class C Units, Class C-1 Units and Class D Units

        Also in December 2007, we fully accelerated the vesting of all Class B Units, Class B-1 Units, Class C Units, Class C-1 Units and Class D Units held by our Named Executive Officers and converted them into fully-vested Class A-2 Units.

Supplemental Profit Sharing Plan

        On July 19, 2007, our Board of Directors approved the Travelport 2007 Supplemental Profit Sharing Plan. The Supplemental Profit Sharing Plan provides for management profit sharing bonus payments aggregating 25% of the amount by which adjusted EBITDA exceeds a certain threshold for 2007. The bonus payments shall be made in the form of cash or Restricted Equity Units. On March 4, 2008, our Board of Directors approved the vesting of 73.53% of the Restricted Equity Units granted pursuant to the Supplemental Profit Sharing Plan. Such Restricted Equity Units vested based on the percentage of the stretch target of $102 million in Company EBITDA beyond the 2007 adjusted EBITDA target achieved.

Outstanding Equity Awards at 2007 Fiscal-Year End

Stock Awards
Name	Type of Award	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Jeff Clarke, President, Chief Executive Officer and Director	REUs SPSP REUs	0 —	0 —	— 2,170,312	$	— 6,041,246
Gordon Wilson, President and Chief Executive Officer, GDS	REUs SPSP REUs	0 —	0 —	— 1,218,122	$	— 3,390,745
Michael Rescoe, Executive Vice President and Chief Financial Officer	REUs SPSP REUs	0 —	0 —	— 1,000,478	$	— 2,784,915
Kenneth Esterow, President and Chief Executive Officer, GTA	REUs SPSP REUs	0 —	0 —	— 883,495	$	— 2,459,283
Patrick J. Bourke III, Executive Vice President, Operations and Chief Reengineering Officer	REUs SPSP REUs	0 —	0 —	— 779,888	$	— 2,170,884

(1)
The Company's equity is not publicly traded. Payout Value in this column is based upon the estimated value of each REU based on the most recently completed independent valuation of the Company as of December 31, 2007.

(2)
Based upon vesting of 73.53% of the Restricted Equity Units granted pursuant to the Supplemental Profit Sharing Plan.

Option Exercises and Stock Vested in 2007

	Stock Awards
	Number of Restricted Equity Units Becoming Vested During the Year	Number of Class B Units, Class B-1 Units, Class C Units and Class D Units Becoming Vested During the Year	Number of A-2 Units Resulting from Conversion of Class B Units, Class B-1 Units, Class C Units and Class D Units	Number of Shares/Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jeff Clarke, President, Chief Executive Officer and Director	12,937,218	10,019,706	10,072,093	23,009,311	$56,475,997
Gordon Wilson, President and Chief Executive Officer, GDS	4,672,053	4,145,592	4,167,158	8,839,211	$22,711,281
Michael Rescoe Executive Vice President and Chief Financial Officer	3,510,922	3,342,843	3,360,178	6,871,100	$17,166,501
Kenneth Esterow, President and Chief Executive Officer, GTA	4,000,670	2,101,455	2,112,814	6,113,484	$15,211,444
Patrick J. Bourke III Executive Vice President, Operations and Chief Reengineering Officer(3)	2,307,452	2,556,084	2,572,595	4,880,097	$12,278,535

(1)
Reflects Restricted Equity Units vested during the year plus number of Class A-2 Units resulting from conversion of Class B Units, Class B-1 Units, Class C Units and Class D Units.

(2)
Reported values were calculated using the same basis as used in the determination of FICA tax liability for US participants. The unit values were based on the most recent independent valuation of the Company at each respective vesting date, and reflect the fact that none of the Restricted Equity Units granted under the Supplemental Profit Sharing Plan were vested on December 31, 2007.

(3)
Units shown for Mr. Bourke include 600,000 Class C Units and Class D Units that he transferred to his children and that were converted into 607,012 Class A-2 Units in December 2007.

Pension Benefits in 2007

        No Named Executive Officers are currently in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2007

        All amounts disclosed in this table relate to our Travelport Americas, LLC Officer Deferred Compensation Plan (the "the Deferred Compensation Plan"). The Deferred Compensation Plan allows certain executives to defer a portion of their compensation until a later date (which can be before or after their employment), and to receive an employer match on their contributions. In 2007, this compensation included base salary and semi-annual bonus, and the employer match was up to 6%. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

        In contrast to earlier tables that reflect amounts paid for 2007, the amounts in the table below are only those received in 2007, i.e. they include deferred compensation amounts in 2007 for 2006 but not deferred compensation amounts in 2008 for 2007.

Name	Beginning Balance at Prior FYE (12/31/2006) ($)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2007) ($)
Jeff Clarke, President, Chief Executive Officer and Director	89,191	699,999	262,500	17,253	0	1,068,943
Gordon Wilson, President and Chief Executive Officer, GDS(a)	0	0	0	0	0	0
Michael Rescoe, Executive Vice President and Chief Financial Officer	0	0	0	0	0	0
Kenneth Esterow, President and Chief Executive Officer, GTA	25,662	38,250	38,250	(378)	0	101,783
Patrick J. Bourke III, Executive Vice President, Operations and Chief Reengineering Officer	0	60,000	60,000	3,836	0	123,836

(a)
Mr. Wilson participates in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and therefore is not included in this table.

Severance Arrangements

Potential Payments Upon Termination of Employment

        The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the Named Executive Officers would be entitled upon termination of employment on December 31, 2007.

Potential Payments Upon Termination of Employment or Change in Control

Current		Cash Severance Payment($)	Continuation of Certain Benefits (present value)($)	Acceleration and Continuation of Equity Awards (unamortized expense as of 12/31/07)($)	Excise Tax Gross-up($)	Total Termination Benefits($)
Jeff Clarke
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	10,520,000	95,141	6,041,246	0	16,656,387
•	Change in Control (CIC)	0	0	8,216,029	0	8,216,029
•	Involuntary or good reason termination after CIC	10,520,000	95,141	0	0	10,615,141
Gordon Wilson
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,977,350	0	3,390,745	0	6,368,095
•	Change in Control (CIC)	0	0	4,611,377	0	4,611,377
•	Involuntary or good reason termination after CIC	2,977,350	0	0	0	2,977,350
Michael Rescoe
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,500,000	61,812	2,784,915	0	5,346,727
•	Change in Control (CIC)	0	0	3,787,456	0	3,787,456
•	Involuntary or good reason termination after CIC	2,500,000	61,812	0	0	2,561,812
Kenneth Esterow
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,500,000	58,041	2,459,283	0	5,017,324
•	Change in Control (CIC)	0	0	3,344,599	0	3,344,599
•	Involuntary or good reason termination after CIC	2,500,000	58,041	0	0	2,558,041
Patrick J.Bourke
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,000,000	13,875	2,170,884	0	4,184,759
•	Change in Control (CIC)	0	0	2,952,381	0	2,952,381
•	Involuntary termination after CIC	2,000,000	13,875	0	0	2,013,875

        Accrued Pay and Regular Retirement Benefits.    The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

  •
  Accrued salary and vacation pay;

  •
  Earned but unpaid bonus; and

  •
  Distributions of plan balances under our 401(k) plan and the non-qualified deferred compensation plan.

        Deferred Compensation.    The amounts shown in the table do not include distributions of plan balances under our deferred compensation plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2007 table above.

        Death and Disability.    A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally.

        Involuntary and Constructive Termination and Change-in-Control Severance Pay Program.    As described above "—Employment Agreements," the Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Clarke, Rescoe and Esterow, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Mr. Wilson, a resignation due to fundamental breach of contract. Mr. Bourke does not have constructive termination protection in his offer letter. The amounts shown in the table are for such "involuntary or constructive terminations" and are based on the following assumptions and provisions in the employment agreements:

  •
  Covered terminations generally.  Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract.

  •
  Covered terminations following a Change in Control.  Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract following a change in control.

  •
  Definitions of Cause and Constructive Termination (only applicable to Messrs. Clarke, Rescoe and Esterow)

  •
  A termination of the executive by the Company is for cause if it is for any of the following reasons:

  •
  The executive's failure substantially to perform executive's duties for a period of 10 days following receipt of written notice from the Company of such failure;

  •
  Theft or embezzlement of company property or dishonesty in the performance of the executive's duties;

  •
  Conviction which is not subject to routine appeals of right or a plea of "no contest" for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year;

  •
  The executive's willful malfeasance or willful misconduct in connection with the Named Executive Officer's duties or any act or omission which is materially injurious to the our financial condition or business reputation; or

  •
  The executive's breach of the restrictive covenants in his employment agreement.

  •
  A termination by the executive is as a result of constructive termination if it results from, among other things:

  •
  Any material reduction in the executive's base salary or annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

  •
  The Company's failure to pay compensation or benefits when due;

  •
  The Company's failure to nominate the executive for election to the Board of Directors or failure of the executive to be re-elected to the Board of Directors resulting from the failure of the Company's majority shareholder to vote in favor of the executive (in each case, applicable only to Mr. Clarke);

  •
  Material and sustained diminution to the executive's duties and responsibilities;

  •
  The primary business office for the executive being relocated by more than 50 miles (for Mr. Clarke, more than 30 miles from the city limits of Parsippany, New Jersey, New York, New York or Chicago, Illinois); or

  •
  The Company's election not to renew the initial employment term or any subsequent extension thereof (except as a result of the executive's reaching retirement age, as determined by our policy).

  •
  Cash severance payment  For Mr. Clarke, the cash severance payment represents 2.99 times the sum of his base salary and target annual bonus plus a pro rata annual bonus for the year of termination, as well as the one remaining unvested restricted cash award payment. For Mr. Rescoe and Mr. Esterow, this represents the payment of two times the sum of such executive's base salary and target annual bonus plus a pro rata annual bonus for the year of termination. For Mr. Wilson and Mr. Bourke, this represents two times the sum of such executive's base salary and target annual bonus.

  •
  Continuation of health, welfare and other benefits.  Represents the present value of coverage for two years for Messrs. Rescoe and Esterow (three years for Mr. Clarke) following a covered termination equivalent to employer contribution for medical, dental, life insurance, financial planning, executive car program (if applicable) and applicable tax assistance on financial planning and the executive car programs. For Mr. Bourke, represents the present value of coverage for one year following a covered termination equivalent to employer contribution for medical and dental coverage.

  •
  Acceleration and continuation of equity awards.  For covered terminations not following a change in control, represents the value of the Restricted Equity Units issued under the Supplemental Profit Sharing Plan, based upon the vesting of 73.53% of such Restricted Equity Units. As detailed immediately below, since unvested Restricted Equity Units issued under the Supplemental Profit Sharing Plan vest solely upon a change in control, there is no separate acceleration or continuation of equity awards due to a covered termination following a change in control.

        Payments Upon Change in Control Alone.    The change in control provisions in the employment agreements or offer letter for our Named Executive Officers are "double trigger" provisions, meaning payments are made only if the executive suffers a covered termination of employment following the change in control. As detailed in the Potential Payments Upon Termination of Employment or Change in Control table above, any unvested Restricted Equity Units issued under the Supplemental Profit Sharing Plan vest solely upon a change in control provided the executive is employed by the Company at the time of the change in control.

Compensation of Directors

        The composition of our board of directors was established by the terms of the Shareholder Agreements entered into between Blackstone and TCV (other than management) and TDS Investor (Cayman) L.P., a Cayman company, which indirectly owns 100% of our equity securities.

        Directors who are also our employees receive no separate compensation for service on the Board of Directors or committees of the Board of Directors. Non-employee directors also currently receive no separate compensation for service on the Board of Directors or committees of the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        All of our shares are beneficial owned by TDS Investor (Cayman) L.P., a Cayman company, through its wholly-owned subsidiaries. The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of TDS Investor (Cayman) L.P. as of March 5, 2008 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units of TDS Investor (Cayman) L.P., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

        The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A Units. Unless otherwise noted, the address of each beneficial owner is 400 Interpace Parkway, Building A, Parsippany, NJ 07054.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	775,000,000	72.80%
A-1	TCV Funds(2)	125,000,000	11.74%
A-1	OEP TP Ltd.(3)	125,000,000	11.74%
A-2	Jeff Clarke(4)(5)	10,072,093	*
A-2	Michael E. Rescoe(4)(6)	3,610,178	*
A-2	Gordon Wilson(4)(7)	4,347,158	*
A-2	Kenneth Esterow(4)(8)	2,112,814	*
A-2	Patrick J. Bourke III(4)(9)	3,179,607	*
A-1	Paul C. Schorr IV(10)	775,000,000	72.80%
A-1	Martin Brand(11)	775,000,000	72.80%
A-1	William J.G. Griffith(12)	125,000,000	11.74%
A-1	David Weinberg(13)	125,000,000	11.74%
A	All directors and executive officers as a group (12 persons)(14)	25,772,878	2.4%

*
Beneficial owner holds less than 1% of Class A Units.

(1)
Reflects beneficial ownership of 625,000,000 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P., 92,960,731 Class A-1 Units held by BCP (Cayman) V-S L.P., 18,056,688 Class A-1 Units held by BCP V Co-Investors (Cayman) L.P., 3,230,104 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-A L.P.1, 33,433,051 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. and 2,319,426 Blackstone Participation Partnership (Cayman) V L.P. (collectively, the "Blackstone Funds"), as a result of the Blackstone Funds' ownership of interests in TDS Investor (Cayman) L.P., for each of which Blackstone LR Associates (Cayman) V Ltd. is the general partner having voting and investment power over the Class A-1 Units held or controlled by each of the Blackstone Funds. Messrs. Schorr and Brand are directors of Blackstone LR Associates (Cayman) V Ltd. and as such may be deemed to share beneficial ownership of the Class A-1 Units held or controlled by the Blackstone Funds. The address of Blackstone LR Associates (Cayman) V Ltd. and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)
Reflects beneficial ownership of 124,021,890 Class A-1 Units held by TCV VI (Cayman), L.P. and 978,110 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the "TCV Funds"), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(3)
The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(4)
The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 1, 2008, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees. In addition, all our executive officers hold restricted equity units ("Restricted Equity Units"), which upon the occurrence of certain specified future events may convert into Class A-2 Units, which when converted will generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(5)
Does not include 15,696,041 Restricted Equity Units held by Mr. Clarke.

(6)
Does not include 4,699,724 Restricted Equity Units held by Mr. Rescoe.

(7)
Does not include 6,203,263 Restricted Equity Units held by Mr. Wilson.

(8)
Does not include 5,197,253 Restricted Equity Units held by Mr. Esterow.

(9)
Includes 607,012 Class A-2 Units held by Mr. Bourke's children, for which Mr. Bourke disclaims beneficial ownership. Does not include 3,205,042 Restricted Equity Units held by Mr. Bourke.

(10)
Mr. Schorr, a director of the Company and TDS Investor (Cayman) L.P., is a Senior Managing Director of The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(11)
Mr. Brand, a director of the Company and TDS Investor (Cayman) L.P., is a Principal of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(12)
Mr. Griffith, a director of the Company and TDS Investor (Cayman) L.P., is a General Partner of Technology Crossover Ventures. Amounts disclosed for Mr. Griffith are also included in the amounts disclosed for the TCV Funds. Mr. Griffith disclaims beneficial ownership of any shares owned directly or indirectly by the TCV Funds.

(13)
Mr. Weinberg, a director of the Company and TDS Investor (Cayman) L.P., is a senior operating partner of One Equity Partners. Amounts disclosed for Mr. Weinberg are also included in the amounts disclosed for OEP TP Ltd. Mr. Weinberg disclaims beneficial ownership of any shares owned directly or indirectly by OEP TP Ltd.

(14)
Shares beneficially owned by the Blackstone Funds, the TCV Funds and OEP TP Ltd. have been excluded for purposes of the presentation of directors and executive officers as a group. Does not include 36,188,242 restricted equity units held by our executive officers.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Transaction and Monitoring Fee Agreement.    On August 23, 2006, we entered into a Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV. Pursuant to the Transaction and Monitoring Fee Agreement, in consideration of Blackstone and TCV having undertaken the financial and structural analysis, due diligence investigations, other advice and negotiation assistance in connection with the Acquisition and the financing thereof, we paid a transaction and advisory fee of $45,000,000 to an affiliate of Blackstone and an affiliate of TCV on closing of the Acquisition. Such fee was divided between the affiliate of Blackstone and the affiliate of TCV according to the pro rata equity contribution of their respective affiliates in the Acquisition.

        In addition, we appointed an affiliate of Blackstone and an affiliate of TCV as our advisers to render monitoring, advisory and consulting services during the term of the Transaction and Monitoring Fee Agreement. In consideration for such services, we agreed to pay the affiliate of Blackstone and the affiliate of TCV an annual monitoring fee (the "Monitoring Fee") equal to the greater of $5 million or 1% of adjusted EBITDA (as defined in our senior secured credit agreement). The Monitoring Fee was agreed to be divided among the affiliate of Blackstone and the affiliate of TCV according to their respective beneficial ownership interests in the Company at the time any payment is made.

        Pursuant to the Transaction and Monitoring Fee Agreement, the affiliate of Blackstone and the affiliate of TCV may elect at any time in connection with or in anticipation of a change of control or an initial public offering of the Company to receive, in lieu of annual payments of the Monitoring Fee, a single lump sum cash payment (the "Lump Sum Fee") equal to the then present value of all then current and future Monitoring Fees payable to the affiliate of Blackstone and the affiliate of TCV under the Transaction and Monitoring Fee Agreement. The Lump Sum Fee was agreed to be divided between the affiliate of Blackstone and the affiliate of TCV according to their respective beneficial ownership interests in the Company at the time such payment is made.

        On December 31, 2007, we received a notice from Blackstone and TCV electing to receive, in lieu of annual payments of the Monitoring Fee, a Lump Sum Fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The Lump Sum Fee was agreed to be an amount equal to approximately $57.5 million. The Lump Sum Fee is payable as originally provided in the Transaction and Monitoring Fee Agreement.

        We agreed to reimburse the affiliates of Blackstone and the affiliates of TCV for out-of-pocket expenses incurred in connection with the Transaction and Monitoring Fee Agreement and to indemnify such entities for losses relating to the services contemplated by the Transaction and Monitoring Fee Agreement and the engagement of the affiliate of Blackstone and the affiliate of TCV pursuant to the Transaction and Monitoring Fee Agreement.

        Investment and Cooperation Agreement.    On December 7, 2006, we entered into an Investment and Cooperation Agreement with an affiliate of OEP. Pursuant to the Investment and Cooperation Agreement, OEP became subject to and entitled to the benefits of the Transaction and Monitoring Fee Agreement so that, to the extent that any transaction or management fee becomes payable to an affiliate of Blackstone or an affiliate of TCV, OEP will be entitled to receive its pro rata portion of any such fee (based on relative equity ownership in the Company). Accordingly, any Monitoring Fees or Lump Sum Fee will be divided among the affiliates of Blackstone, TCV and OEP according to their respective beneficial ownership interests in the Company at the time any such payment is made.

        Shareholders Agreements.    In connection with the Acquisition, TDS Investor (Cayman) L.P., our ultimate parent company, entered into a Shareholders Agreement with affiliates of Blackstone and TCV. On October 13, 2006, this Shareholders Agreement was amended to add a TCV affiliate as a shareholder. The Shareholders Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions) and registration rights (including customary indemnification provisions).

        Blackstone Financial Advisory Letter Agreement.    On August 20, 2007, we entered into a letter agreement with an affiliate of Blackstone pursuant to which Blackstone agreed to provide us financial advisory services in connection with certain of our strategic acquisitions and divestitures. For such services, we agreed to pay Blackstone an initial retainer fee of $1,000,000 on signing of the letter agreement and an additional transaction fee equal to an agreed percentage of the aggregate consideration received or paid by us in the transaction. The transaction fees payable by us are limited to $4 million, of which $3 million was paid by us in 2007. In addition, we agreed to reimburse affiliates of Blackstone for out-of-pocket expenses incurred in connection with services provided under the letter agreement and to indemnify affiliates of Blackstone for losses relating to its engagement as a financial advisor under the letter agreement.

        Transaction Fee Agreement.    On September 20, 2007, we entered into a Transaction Fee Agreement with affiliates of Blackstone, TCV and OEP. Pursuant to the Transaction Fee Agreement, in consideration of Blackstone, TCV and OEP having undertaken the financial and structural analysis, due diligence investigations, other advice and negotiation assistance in connection with the acquisition of Worldspan and the financing thereof, we paid a one-time transaction and advisory fee of $14,000,000 to affiliates of Blackstone, TCV and OEP on closing of the Worldspan acquisition. Such fee was divided among Blackstone, TCV and OEP according to the pro rata beneficial equity ownership of their respective affiliates in the Company. We agreed to reimburse affiliates of Blackstone, TCV and OEP for out-of-pocket expenses incurred in connection with the Transaction Fee Agreement and to indemnify affiliates of Blackstone, TCV and OEP for losses relating to the Transaction Fee Agreement.

        Sale of Travelport India Service Organization.    On November 29, 2007, we entered into a sale and purchase agreement with Blackstone GPV Capital Partners (Mauritius) V-G Holdings Limited, an affiliate of Blackstone, for the sale of our two business process outsourcing companies based in India, called the India Service Organization ("ISO"). The sale was completed on November 30, 2007. We received an aggregate purchase price of approximately $40 million. Under certain circumstances, we will be entitled to an earnout payment from the buyer on the second anniversary of the sale. The sale and purchase agreement contained customary representations, warranties, covenants and indemnities for a transaction of this type.

        Orbitz Worldwide.    After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $66.1 million of revenue and recorded approximately $64.8 million of expense in 2007. We also have a transition services agreement with Orbitz Worldwide under which we provide Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide's initial public offering. We recorded approximately $4.3 million of revenue under the transition services agreement in 2007. In addition, in December 2007, in connection with our sale of the ISO discussed above, we paid an incentive fee of $5 million to Orbitz Worldwide for entering into an amended service agreement to continue using the services of the ISO.

        Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.    Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2007, we received approximately $18.1 million in GDS booking fees from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

        Review, Approval or Ratification of Related Person Transactions.    Our Audit Committee is responsible for the review, approval or ratification of "related-person transactions" between us or our subsidiaries and related persons. "Related person" refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director, or 5% stockholder of us and their immediate family members. Our Audit Committee does not have a written policy regarding the approval of related-person transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee considers:

  •
  the nature of the related-person's interest in the transaction;

  •
  the material terms of the transaction, including the amount involved and type of transaction;

  •
  the importance of the transaction to the related person and to us;

  •
  whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

  •
  any other matters the Audit Committee deems appropriate.

        Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee at which the transaction is considered.

        Director Independence.    As a privately-held company, we are not required to have independent directors on our Board of Directors. None of our directors is independent. In addition, none of the directors on our Audit Committee, Compensation Committee and Executive Committee are independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Principal Accounting Firm Fees.    Fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") during the years ended December 31, 2007 and 2006 were as follows:

          Audit Fees.    The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $6.7 million and $4.3 million, respectively.

          Audit-Related Fees.    The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2007 and 2006 were approximately $12.9 million and $0.5 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2007 and December 31, 2006.

          Tax Fees.    The aggregate fees billed for tax services during the fiscal years ended December 31, 2007 and 2006 were approximately $2.9 million and $0.7 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and December 31, 2006.

          All Other Fees.    The aggregate fees billed for other fees during the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $5.5 million and $1.1 million, respectively. These fees relate primarily to project management services and due diligence.

        Our Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities' independence. Our Audit Committee also adopted a policy prohibiting the Company from hiring the Deloitte Entities' personnel at the manager or partner level, who have been directly involved in performing auditing procedures or providing accounting advice to us, in any role in which such person would be in a position to influence the contents of our financial statements.

        Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor's services. Our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

        All services performed by the independent auditor in 2007 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its December 15, 2006 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the "Disclosure Categories") that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the "Service List") anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

        Any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Audit Committee for specific pre-approval, except for de minimis amounts under certain circumstances as described below, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings may be delegated to one or more members of the Audit Committee. The member or members of the Audit Committee to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

        The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2007 and 2006 under such provision.

PART IV

ITEM 15.    EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)(1)    FINANCIAL STATEMENTS

        See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

ITEM 15(A)(3)    EXHIBITS

        See Exhibits Index commencing on page G-1 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED
By:	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

Date: March 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFF CLARKE (Jeff Clarke)	President, Chief Executive Officer and Director	March 11, 2008
/s/ MICHAEL E. RESCOE (Michael E. Rescoe)	Executive Vice President and Chief Financial Officer	March 11, 2008
/s/ PAUL C. SCHORR IV (Paul C. Schorr IV)	Chairman of the Board and Director	March 11, 2008
/s/ MARTIN BRAND (Martin Brand)	Director	March 11, 2008
/s/ WILLIAM J.G. GRIFFITH (William J.G. Griffith)	Director	March 11, 2008
/s/ DAVID WEINBERG (David Weinberg)	Director	March 11, 2008

TRAVELPORT LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Operations for the year ended December 31, 2005, for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006 and the year ended December 31, 2007	F-3
Balance Sheets as of December 31, 2006 and 2007	F-4

Statements of Cash Flows for the year ended December 31, 2005, for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006 and the year ended December 31, 2007	F-5

Statements of Changes in Shareholders' Equity for the year ended December 31, 2005, for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006 and the year ended December 31, 2007	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Travelport Limited

        We have audited the accompanying consolidated balance sheet of Travelport Limited and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007. We have also audited the combined statements of operations, changes in shareholders' equity and cash flows of the Travelport Business of Avis Budget Group, Inc. (formerly Cendant Corporation) (the "Predecessor") for the year ended December 31, 2005 and the period from January 1, 2006 through August 22, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the financial statements, the Company was formed on July 13, 2006 and the Travelport Businesses of Avis Budget Group, Inc. have been consolidated with the Company since the date of acquisition on August 23, 2006. The financial statements for periods prior to August 23, 2006 include the financial condition, results of operations and cash flows for the Travelport Businesses of Avis Budget Group, Inc. on a predecessor basis.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for the period from July 13, 2006 (Formation Date) through December 31, 2006 and the year ended December 31, 2007, and such combined financial statements present fairly, in all material respects, the financial position of the Travelport Businesses of Avis Budget Group, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from January 1, 2006 through August 22, 2006 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 and changed its method of accounting for uncertainty for income taxes. Also as discussed in Note 19 to the financial statements, in 2007 the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans and changed its method of accounting for defined benefit pension and other postretirement plans.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey
March 11, 2008

TRAVELPORT LIMITED

STATEMENTS OF OPERATIONS

(in millions)

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Net revenue	$2,385	$1,693	$823	$2,780

Cost and expenses
Cost of revenue	997	715	374	1,167
Selling, general and administrative	839	645	342	1,286
Separation and restructuring charges	22	92	18	90
Depreciation and amortization	201	123	77	248
Impairment of long-lived assets	422	2,365	14	1
Other expense (income), net	(4)	(7)	—	2

Total costs and expenses	2,477	3,933	825	2,794

Operating loss	(92)	(2,240)	(2)	(14)
Interest expense, net	(27)	(39)	(150)	(373)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments	(119)	(2,279)	(152)	(387)
(Provision) benefit for income taxes	76	116	(3)	(41)
Minority interest	—	—	—	3
Equity in losses of investments, net	(1)	(1)	(1)	(4)

Loss from continuing operations, net of tax	(44)	(2,164)	(156)	(429)
Loss from discontinued operations, net of tax	(6)	(6)	(2)	(1)
Gain (loss) from disposal of discontinued operations, net of tax	—	(6)	8	(6)

Net loss	$(50)	$(2,176)	$(150)	$(436)

See Notes to Financial Statements

TRAVELPORT LIMITED

BALANCE SHEETS

(in millions, except per share data)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$95	$309
Accounts receivable (net of allowances for doubtful accounts of $27 and $38)	440	416
Deferred income taxes	13	9
Other current assets	160	253
Assets of discontinued operations	26	36

Total current assets	734	1,023
Property and equipment, net	508	541
Goodwill	2,143	1,746
Trademarks and tradenames	705	510
Other intangible assets, net	1,631	1,717
Investment in Orbitz Worldwide	—	364
Non-current deferred income taxes	34	3
Other non-current assets	381	236

Total assets	$6,136	$6,140

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$307	$191
Accrued expenses and other current liabilities	826	821
Current portion of long-term debt	24	17
Deferred income taxes	13	—
Liabilities of discontinued operations	5	8

Total current liabilities	1,175	1,037
Long-term debt	3,623	3,751
Deferred income taxes	244	261
Tax sharing liability	125	—
Other non-current liabilities	200	203

Total liabilities	5,367	5,252

Commitments and contingencies (note 16)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding and outstanding	—	—
Additional paid in capital	908	1,311
Accumulated deficit	(150)	(587)
Accumulated other comprehensive income	11	164

Total shareholders' equity	769	888

Total liabilities and shareholders' equity	$6,136	$6,140

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS

(in millions)

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Operating activities of continuing operations
Net loss	$(50)	$(2,176)	$(150)	$(436)
Loss (income) from discontinued operations	6	12	(6)	7

Loss from continuing operations	(44)	(2,164)	(156)	(429)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	201	123	77	248
Impairment of long-lived assets	422	2,365	14	1
Deferred income taxes	(57)	(111)	(5)	(24)
Provision for bad debts	(10)	10	1	11
Loss (gain) on sale of assets	(1)	(9)	—	3
Amortization of debt issuance costs	—	—	17	40
Unrealized losses on derivative instruments	—	—	11	—
Non-cash charges related to Orbitz Worldwide tax sharing liability	16	14	5	12
Non-cash stock based equity compensation	—	—	6	191
Equity in losses of investments	1	1	1	4
Minority interest	—	—	—	(3)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(17)	(84)	97	56
Other current assets	1	8	36	(12)
Accounts payable, accrued expenses and other current liabilities	18	152	(101)	93
Other	21	(32)	7	33

Net cash provided by operating activities of continuing operations	551	273	10	224

Investing activities of continuing operations
Property and equipment additions	(152)	(100)	(66)	(104)
Businesses acquired, net of cash acquired and acquisition related payments	(1,503)	(20)	(4,110)	(1,074)
Loan to Worldspan	—	—	(125)	—
Net intercompany funding with Avis Budget	(482)	199	—	—
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	—	(49)
Proceeds from asset sales	10	10	—	93
Other	4	(5)	(9)	(17)

Net cash (used in) provided by investing activities of continuing operations	(2,123)	84	(4,310)	(1,151)

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS (Continued)

(in millions)

Financing activities of continuing operations
Proceeds from borrowings	350	1,900	3,603	1,647
Principal payments on borrowings	(50)	(467)	(1,789)	(1,097)
Repayment from (advance to) Avis Budget	—	(1,783)	1,783	—
Proceeds from Orbitz Worldwide IPO	—	—	—	477
Capital contribution from Parent	—	—	—	135
Capital contribution from Avis Budget	1,703	—	—	—
Issuance of common stock	—	—	902	5
Dividends paid	(350)	—	—	—
Payment for settlement of tax sharing liability	—	(32)	—	—
Debt issuance costs	—	—	(105)	(30)

Net cash provided by (used in) financing activities of continuing operations	1,653	(382)	4,394	1,137

Effect of changes in exchange rates on cash and cash equivalents	(36)	8	2	4

Net increase (decrease) in cash and cash equivalents of continuing operations	45	(17)	96	214

Cash provided by (used in) discontinued operations
Operating activities	(4)	(10)	3	5
Investing activities	5	3	(2)	(3)
Effects of exchange rate changes	(2)	—	—	—

Cash (used in) provided by discontinued operations	(1)	(7)	1	2

Cash and cash equivalents at beginning of period	49	93	—	97

Cash and cash equivalents at end of period	93	69	97	313
Less cash of discontinued operations	(7)	—	(2)	(4)

Cash and cash equivalents of continuing operations	$86	$69	$95	$309

Supplemental disclosure of cash flow information
Income tax payments, net	$18	$19	$14	$41
Interest payments	$10	$25	$88	$336
Non-cash forgiveness of debt	$—	$916	$—	$—

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Avis Budget's Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Predecessor
Balance as of January 1, 2005	$—	$—	$—	$4,975	$37	$5,012
Comprehensive loss:
Net loss	—	—	—	(50)	—
Currency translation adjustment, net of tax of $(49)	—	—	—	—	(124)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2
Minimum pension liability adjustment, net of tax of $(4)	—	—	—	—	(8)
Total comprehensive loss						(180)
Capital contribution from Avis Budget	—	—	—	1,703	—	1,703
Dividends paid to Avis Budget	—	—	—	(350)	—	(350)

Balance as of December 31, 2005	—	—	—	6,278	(93)	6,185
Comprehensive loss:
Net loss	—	—	—	(2,176)	—
Currency translation adjustment, net of tax of $46	—	—	—	—	135
Unrealized losses on available for sale securities, net of tax	—	—	—	—	6
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(1)
Total comprehensive loss						(2,036)
Non-cash contribution of assets from Avis Budget	—	—	—	45	—	45
Non-cash forgiveness of inter-company debt with Avis Budget	—	—	—	(916)	—	(916)

Balance as of August 22, 2006	$—	$—	$—	$3,231	$47	$3,278

Company
Issuance of common stock	$—	$902	$—	$—	$—	$902
Equity-based compensation	—	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	(150)	—	—
Currency translation adjustment, net of tax of $3	—	—	—	—	20
Unrealized loss on cash flow hedges, net of tax of $(6)	—	—	—	—	(9)
Total comprehensive loss						(139)

Balance as of December 31, 2006	—	908	(150)	—	11	769
Cumulative effect of adoption of an accounting principle—FIN 48	—	—	(1)	—	—	(1)

Balance as of January 1, 2007	—	908	(151)	—	11	768
Issuance of common stock	—	5	—	—	—	5
Equity-based compensation	—	187	—	—	—	187
Capital contribution from Parent	—	135	—	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	188	—	—	—	188
Dividend of Orbitz Worldwide shares	—	(112)	—	—	—	(112)
Impact of adoption of SFAS 158, net of tax of $0	—	—	—	—	34	34
Comprehensive loss:
Net loss	—	—	(436)	—	—
Currency translation adjustment, net of tax of $0	—	—	—	—	144
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(13)
Unrealized loss on equity investment					(11)
Unrealized loss on available for sale securities, net of tax of $0	—	—	—	—	(1)
Total comprehensive loss						(317)

Balance as of December 31, 2007	$—	$1,311	$(587)	$—	$164	$888

See Notes to Financial Statements

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)

1.    Basis of Presentation

        Travelport Limited (hereafter "Travelport" or "the Company") is a Bermuda company formed on July 13, 2006 for the purpose of acquiring the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest services companies serving the travel industry. It operates 20 leading brands including Galileo and Worldspan global distribution systems ("GDS") and Gulliver's Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 6,000 employees and operates in 145 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        On August 21, 2007, the Company acquired 100% of Worldspan Technologies Inc. ("Worldspan") for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers in more than 60 countries worldwide and its results are included as part of the Company's GDS segment from the acquisition date forward. Refer to Note 5—Acquisitions for additional information.

        The Company was the sole owner of Orbitz Worldwide, Inc. ("Orbitz Worldwide") until July 25, 2007 when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. The Company continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, the Company transferred approximately 11% of the outstanding shares in Orbitz Worldwide to the Company's direct parent. As a result of these transactions, effective as of October 31, 2007 the Company no longer consolidates Orbitz Worldwide, and accounts for its investment in Orbitz Worldwide under the equity method of accounting. Refer to Note 3—Orbitz Worldwide Transactions for additional information.

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly, Cendant Corporation) ("Avis Budget") for a total purchase price of approximately $4,100 million, which was funded with $900 million of equity contributions from the owners as well as debt proceeds from the issuance of $2,200 million in term loans under a new senior secured credit facility, the issuance of $899 million of senior notes and the issuance of $504 million of senior subordinated notes (the "Acquisition"). Prior to the Acquisition, the Company's operations were limited to the formation of the Company and entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget are considered a predecessor company (the "Predecessor") to Travelport. The financial statements as of December 31, 2006 and for the period July 13, 2006 (Formation Date) through December 31, 2006 include the financial condition, results of operations and cash flows for Travelport on a successor basis, reflecting the impact of the purchase price allocation. The financial statements for periods prior to August 23, 2006 include the financial condition, results of operations and cash flows for the Travelport businesses of Avis Budget on a predecessor basis, reflecting the historical carrying values of the Travelport businesses of Avis Budget.

        The Travelport businesses of Avis Budget represent a combined reporting entity comprised of the assets and liabilities used in managing and operating the travel distribution services businesses of Avis Budget. The Travelport businesses of Avis Budget include Cendant Travel Distribution Services Group, Inc., its subsidiaries, certain technologies contained in WizCom International, Inc., a subsidiary of Avis Budget, and the entities in which Travelport directly or indirectly has a controlling financial interest.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

1.    Basis of Presentation (Continued)

        The Predecessor's combined results of operations, financial position and cash flows may not be indicative of the Company's future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation from Avis Budget.

        Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated by Avis Budget to the Predecessor based on forecasted revenue. Management believes such allocations are reasonable. However, the associated expenses recorded by the Predecessor in the accompanying combined statements of operations may not be indicative of the actual expenses that would have been incurred had the Predecessor been operating as a separate, standalone entity. Subsequent to the Acquisition, the Company performs these functions using internal resources or purchased services, although certain of these services are provided by Avis Budget during a transitional period pursuant to a transition services agreement. Refer to Note 21—Related Party Transactions for a detailed description of the transactions with Avis Budget.

Business Description

        Effective January 1, 2007, the Company reorganized its operations under the following three business segments:

        GDS—Comprised of the electronic travel distribution services of Galileo and, as of August 21, 2007, of Worldspan. Our GDS connects travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, our GDS includes IT services and software business, which provides hosting solutions and IT software subscription services to airlines, supplier services offerings, Global Fares and Shepherd Systems.

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, and Octopus Travel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

        Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz Worldwide, CheapTickets, ebookers, HotelClub, RatesToGo, and Orbitz Worldwide's corporate travel businesses. Effective October 31, 2007, Travelport no longer consolidates the results of Orbitz Worldwide.

2.    Summary of Significant Accounting Policies

Consolidation Policy

        The Company's consolidated financial statements include the accounts of Travelport, Travelport's wholly-owned subsidiaries, and entities for which Travelport controls a majority of the entity's outstanding common stock. The Company eliminated significant intercompany transactions and accounts in its consolidated financial statements.

        Effective October 31, 2007, the Company no longer consolidates Orbitz Worldwide and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        The Company provides global distribution and computer reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients as described below.

Distribution Revenue

        The Company provides travel agencies, internet sites and other subscribers with the ability to access schedule and fare information, book reservations and print tickets for air travel. The Company also provides subscribers with information and booking capability covering car rentals and hotel reservations at properties throughout the world. Such distribution services are provided through the use of GDS. As compensation for services provided, fees are collected, on a per segment basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the Company's GDSs. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations are estimated based on the historical level of cancellations, which have not been significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The timing of the recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

        The Company provides the components of packaged vacations to travel agencies, primarily through GTA, which the travel agencies sell to individual travelers or groups of travelers. Services include reservation services provided by GTA for hotel, ground transportation and other travel related services, exclusive of airline reservations. The components of the packaged vacations are based on the specifications requested by the travel agencies. The revenue generated from the sale of packaged vacation components is recognized upon departure of the individual traveler or the group of travelers, as the Company has performed all services for the travel agency at that time and the travel agency is the tour operator and provider of the packaged vacation.

        The Company provides travel agency services to corporations as well as technology solutions to airlines. Such revenues are recognized as the services are performed.

Consumer Revenue

        The Company provides airline, car rental, hotel and other travel reservation and fulfillment services to its customers through its network of travel brands, including its online brands Orbitz, CheapTickets, ebookers, HotelClub and RatesToGo. These products and services are offered on a stand-alone and packaged basis, primarily through the agency and merchant business models. Revenue recognition for the components of a package is based upon the nature of each separate component, as disclosed below. Primarily all the consumer revenue of the Company is recorded within the Orbitz Worldwide segment, which was deconsolidated as of October 31, 2007.

        Under the agency model, the Company passes reservations booked by its consumers to the travel provider. The Company receives commissions or fees from the travel provider and/or traveler, and may also receive fees from companies operating computer systems through which the reservations are booked. The associated revenues are recognized as the commission and fess are earned.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

        Under the merchant model, the Company negotiates with suppliers for access to travel content at negotiated net rates. The Company facilitates the booking of those travel products and services by consumers, either on a stand-alone basis or as part of a packaged combination of products, at a price that includes an amount sufficient to pay the travel supplier the net rate along with an estimate of the amount of any occupancy and other local taxes, plus an additional amount the Company charges for service fees. Consumers pay for merchant transactions prior to departing on their trip, generally when the reservation is booked, and such amounts are included in accrued travel supplier payments and deferred revenue until the reservation is utilized. The Company generally does not have purchase obligations for any unsold inventory. The Company records revenue on a net basis, based upon the amount collected from consumers net of all amounts paid to suppliers. The Company accrues for the estimated amount of the supplier invoice, at the time revenue is recognized. In certain cases, the actual amount owed differs from the estimated amount, and the difference is recognized as an adjustment to revenue.

  Air Revenue

        Agency air revenue is derived from supplier transaction fees, consumer service fees, reservation system booking incentives, and transaction fees and is generally recorded when the reservation is made and secured with a credit card, net of estimated future cancellations. A portion of supplier transaction fees is based upon contractual agreements, while the remainder is determined by the individual airlines.

        Merchant air revenue, whereby the Company determines the ticket price, is recognized when the Company's obligations are met, which generally occurs when payment is received and the travel voucher is issued to the consumer.

        The Company receives booking incentives under access agreements with reservation system providers for travel bookings made through the providers' systems. The level of incentives earned is based on contractual agreements and increases based on annual volume of bookings. These incentives are collected monthly, based on estimated annual volumes, but are recognized as revenue at the time of booking based on the applicable contractual rate and volume achieved to date.

  Non-Air Travel Revenue

        Non-air travel revenue is derived from supplier transaction fees and reservation system booking incentives relating to lodging, car rental, cruise, and vacation reservation services. The Company generally recognizes supplier transaction fees upon utilization of the reservation by the consumer, and reservation system booking incentives upon notification of entitlement. Merchant hotel and car booking revenue, whereby the Company determines the price, are recorded upon utilization of the reservation by the consumer.

  Advertising and Other Revenue

        Other revenue is primarily comprised of revenue from advertising, sponsor links on the Company's websites and commissions from sales of various third party travel-related products on the Company's websites. Advertising revenue is derived primarily from the delivery of advertisements on the Company's websites and is recognized either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Revenues from sponsor links is recognized upon notification of entitlement from the alliance partner.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

Cost of Revenue

        Cost of revenue consists of direct costs incurred to generate the Company's revenue, including commissions and costs incurred for third-party national distribution companies ("NDCs"), financial incentives paid to travel agencies who subscribe to the Companys' GDSs, and costs for call center operations, data processing and related technology costs.

        In markets not supported by the Company's sales and marketing organizations, the Company utilizes an NDC structure, where feasible, in order to take advantage of the NDC's local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC's territory.

        The Company enters into agreements with significant subscribers, which provide for incentives in the form of cash payments, equipment or other services at no charge. The amount of the incentive varies depending upon the expected volume of the subscriber's business. The Company establishes liabilities for these incentives and recognizes the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, the Company defers and amortizes the expense over the life of the contract.

        Technology management costs, data processing costs, and telecommunication costs included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating the Company's Internet sites and payments to outside contractors.

Allowance for Doubtful Accounts

        The Company's trade receivables are reported in the balance sheets net of allowance for doubtful accounts. The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. Bad debt expense (benefit) is recorded in selling, general and administrative expenses on the statements of operations and amounted to $(10) million, $10 million, $1 million, and $11 million and for the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007, respectively. The Predecessor recorded a benefit of $10 million to bad debt expense in 2005 primarily as a result of collections on customer accounts in 2005 which were specifically reserved for in prior years and improved collection patterns.

Advertising Expense

        Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the statements of operations, was approximately $249 million, $201 million, $96 million, and $288 million and for the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007, respectively.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes

        The provision for income taxes is determined in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes" using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company's estimate of future taxable income may require an addition or reduction to the valuation allowance.

        The Predecessor's operations were included in the consolidated federal tax return of Avis Budget up to the date of Acquisition. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Avis Budget in jurisdictions where required or permitted. The provision for income taxes was computed as if the Predecessor filed its federal, state and foreign income tax returns on a stand-alone basis and, therefore, determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the tax rates of the Predecessor on a stand-alone basis.

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased opening accumulated deficit, by approximately $1 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current other liabilities unless expected to be paid within one year. Liabilities expected to be paid within one year are included in accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities and non-current other liabilities accounts.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Derivative Instruments

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

        All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of the derivative and the hedged item are recognized currently in earnings as a component of net revenues, cost of revenue or selling, general and administrative expenses, based upon the nature of the hedged item, in the statements of operations. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the statements of operations. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings in the statements of operations. Amounts included in other comprehensive income are reflected in earnings in the same period during which the hedged cash flows affect earnings.

Property and Equipment

        Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization expense on the statements of operations, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed using the straight-line method over the shorter of the estimated benefit period of the related assets or the lease term. Useful lives are up to 30 years for buildings, up to 20 years for leasehold improvements, from 3 to 10 years for capitalized software and from 3 to 7 years for furniture, fixtures and equipment.

        The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use.

Impairment of Long-Lived Assets

        In connection with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market multiples and other factors to corroborate the discounted cash flow results, if available. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

        The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the statements of operations.

        The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. See Note 6—Impairment of Long Lived Assets for additional information.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency and interest rate hedge transactions, additional minimum pension liabilities and unrealized gains and losses on marketable securities classified as available-for-sale. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenue and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income on the balance sheets. Gains or losses resulting from foreign currency transactions are not significant and are included in earnings as a component of net revenues, cost of revenues or selling, general and administrative expenses, based upon the nature of the underlying transaction, in the statements of operations. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component on the statements of cash flows.

Equity-Based Compensation

        The Company introduced an equity-based long term incentive plan in 2006 after the Acquisition for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and partnership interests in the partnership which controls the Company.

        In addition, certain employees of the Predecessor previously participated in Avis Budget's equity-based payment programs. All outstanding stock options and restricted stock units of Avis Budget Group, Inc. vested in July 2006.

        The Company records compensation expense related to its equity-based compensation plan under SFAS No. 123R "Share Based Payment". The Company and the Predecessor expensed all employee equity-based compensation over their vesting period based upon the fair value of the award on the date of grant. The equity-based compensation expense is included as a component of equity on the consolidated balance sheet as the ultimate payment of such awards will not be achieved through use of the Company's cash or other assets.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

        The Company's accounting policies, which include significant estimates and assumptions, include estimation of the collectibility of accounts receivables, including amounts due from airlines that are in bankruptcy or who have faced financial difficulties, amounts for future cancellations of airline bookings processed through the GDSs, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, discount rates and rates of return effecting the calculation of the assets and liabilities associated with employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company's tax assets and liabilities.

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R) "Business Combinations", ("SFAS No. 141(R)"). The standard replaces certain aspects of SFAS No. 141 Business Combinations, including the cost allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) is effective for acquisitions occurring after January 1, 2009. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also clarifies the accounting and reporting for deconsolidation of a subsidiary. The provisions of this statement are effective for periods beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities", ("SFAS No. 159") providing companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Summary of Significant Accounting Policies (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and is currently evaluating the impact of such adoption on its financial statements.

3.    Orbitz Worldwide Transactions

  Initial Public Offering

        On July 25, 2007, the Company's then subsidiary, Orbitz Worldwide, Inc., completed an initial public offering (the "Orbitz Worldwide IPO") of 41% of its shares of common stock for net proceeds of approximately $477 million. Orbitz Worldwide used the net proceeds from the Orbitz Worldwide IPO and $530 million from term loan borrowings under its new senior secured credit facility to repay indebtedness it owed to the Company and to pay the Company a dividend. As part of a broader reorganization, the Company reflected the resulting gain of $188 million as an increase to shareholders' equity. The gain reflects the difference in the net book value of Orbitz Worldwide prior to the Orbitz Worldwide IPO and the value of the stock issued in the Orbitz Worldwide IPO.

  Investment in Orbitz Worldwide

        On October 31, 2007, pursuant to an internal restructuring, the Company transferred approximately 9.1 million shares, or approximately 11% of the then outstanding shares of Orbitz Worldwide, to the Company's direct parent. No shares of Orbitz Worldwide were sold. As a result of this transaction, the Company no longer consolidates Orbitz Worldwide, effective October 31, 2007, and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

        The Company's financial statements for all periods prior to October 31, 2007 reflect the results of Orbitz Worldwide on a consolidated basis. The Company's financial statements as of December 31, 2006 include a $135 million tax sharing liability, $10 million of which is included in accrued expenses and other current liabilities, that relates to an agreement between Orbitz Worldwide and its former owners or their affiliates governing the allocation of tax benefits.

        The Company's Statement of Operations includes the following results of operations for Orbitz Worldwide for the following periods:

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Ten Months Ended October 31, 2007
Net revenue	$692	$521	$248	$743
Operating expenses	1,096	841	247	686

Operating income (loss)	(404)	(320)	1	57
Interest expense, net	(25)	(21)	(9)	(72)

Loss from continuing operations before income taxes	$(429)	$(341)	$(8)	$(15)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

3.    Orbitz Worldwide Transactions (Continued)

        Net revenue includes $39 million, $37 million, $19 million and $65 million of intersegment revenue earned primarily from GDS for the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006 and July 13, 2006 (Formation Date) through December 31, 2006 and the ten months ended October 31, 2007, respectively.

        As of December 31, 2007, the Company's investment in Orbitz Worldwide is $364 million. Presented below are the summary balance sheet as of December 31, 2007 and summary results of operations for the period November 1 through December 31, 2007 for Orbitz Worldwide. The Company has recorded a $3 million loss related to its investment in Orbitz Worldwide for the period November 1, 2007 through December 31, 2007 within equity in losses of investments, net line item on the statements of operations.

Balance Sheet	As of December 31, 2007
Current assets	$121
Non-current assets	1,804

Total assets	$1,925

Current liabilities	$422
Non-current liabilities	765

Total liabilities	$1,187

Statement of Operations	November 1, 2007 through December 31, 2007
Net revenue	$130
Operating expenses	123

Operating income	7
Interest expense, net	(12)

Loss before income taxes	(5)
Income tax provision	(1)

Net loss	$(6)

        During November and December 2007 approximately $12 million of net revenue was earned by Orbitz Worldwide through intercompany transactions with the Company.

4.    Discontinued Operations

        During the second quarter of 2006, the Predecessor formalized a plan to dispose of Travel 2, a subsidiary engaged in wholesale travel operations in the United Kingdom. The Company completed the sale of this subsidiary in December 2006.

        As of December 31, 2007, the Company reached a definitive agreement to sell its TRUST business, a non-core business within its GTA segment. The Company completed the sale of this

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

4.    Discontinued Operations (Continued)

business in January 2008. The Company recorded a pre-tax loss on disposal of approximately $12 million, as the amount realized from the sale was less than the carrying value of the assets on the Company's consolidated balance sheet.

        Summarized statement of operations data for discontinued operations is as follows:

	Predecessor (Combined)
	Year Ended December 31, 2005			January 1, 2006 through August 12, 2006
	Travel 2	TRUST	Total Discontinued Operations	Travel 2	TRUST	Total Discontinued Operations
Net revenue	$17	$24	$41	$10	$17	$27

Income (loss) before income taxes	(8)	—	(8)	(8)	1	(7)
Benefit (provision) for income taxes	2	—	2	2	(1)	1

Loss from discontinued operations, net of tax	$(6)	$—	$(6)	$(6)	$—	$(6)

Loss on disposal of discontinued operations	$—	$—	$—	$(6)	$—	$(6)
(Provision) benefit for income taxes	—	—	—	—	—	—

Loss on disposal of discontinued operations, net of tax	$—	$—	$—	$(6)	$—	$(6)

	Company (Consolidated)
	July 13, 2006 (Formation Date) through December 31, 2006			Year Ended December 31, 2007
	Travel 2	TRUST	Total Discontinued Operations	Travel 2	TRUST	Total Discontinued Operations
Net revenue	$4	$10	$14	$—	$30	$30

Loss before income taxes	(2)	—	(2)	—	(1)	(1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net of tax	$(2)	$—	$(2)	$—	(1)	(1)

Gain (loss) on disposal of discontinued operations	$8	$—	$8	$—	$(12)	$(12)
Benefit for income taxes	—	—	—	—	6	6

Gain (loss) on disposal of discontinued operations, net of tax	$8	$—	$8	$—	$(6)	$(6)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

4.    Discontinued Operations (Continued)

        Summarized balance sheet data for discontinued operations for TRUST, excluding intercompany payable and receivable balances, is as follows:

	December 31,
	2006	2007
Assets of discontinued operations
Current assets	$10	$16
Property and equipment	9	9
Other non-current assets	7	11

Total assets of discontinued operations	$26	$36

Liabilities of discontinued operations
Current liabilities	$5	$7
Non-current liabilities	—	1

Total liabilities of discontinued operations	$5	$8

5.    Acquisitions

        Assets acquired and liabilities assumed in business combinations are recorded based upon their estimated fair values at the respective acquisition dates. The results of operations of businesses acquired by the Company have been included in the statements of operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

2007 Acquisition

        On August 21, 2007, the Company acquired 100% of Worldspan Technologies Inc. ("Worldspan"). Worldspan is a provider of electronic distribution of travel information services serving customers in more than 60 countries worldwide. Management believes the acquisition will enable the Company to succeed in an increasingly competitive industry by increasing the Company's scale, network of travel brands, content and service offerings. The Company paid approximately $1.3 billion in cash and other consideration, including the application of $135 million in principal and interest on an outstanding paid in kind ("PIK") loan. Travelport entities provided PIK loans to Worldspan during 2006, which were classified in other non-current assets on the Company's consolidated balance sheet at December 31, 2006.

        The allocation of the purchase price is based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals, valuations and other analyses. Any revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The Company is in the process of integrating the operations of Worldspan and expects to incur costs relating to such integration. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the balance sheets as adjustments to the purchase price or the statements of operations as expenses, as appropriate.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        The preliminary allocation of the purchase price is summarized as follows:

Cash consideration	$1,109
Application of PIK loan	135
Transaction costs and expenses	35

Total purchase price	1,279
Less: Historical value of tangible assets acquired in excess of liabilities assumed	261
Less: Fair value adjustments	257

Goodwill	$761

        The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets	$357
Adjustments to deferred income taxes	(63)
Costs associated with exit activities	(25)
Fair value adjustments to:
Tangible assets acquired	59
Founding airlines service agreement liability	(92)
Deferred revenue	9
Other liabilities assumed	12

$257

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Cash	$101
Other current assets	101
Property and equipment	269
Other non-current assets	53
Intangible assets
Trademarks and tradenames	103
Customer relationships	196
Other intangibles	58
Goodwill	761

Total assets	1,642

Current liabilities	147
Founding airlines service agreement liability	92
Non-current liabilities	124

Total liabilities	363

Fair value of net assets acquired	$1,279

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        In connection with the acquisition of Worldspan, the Company assumed certain obligations under the Founding Airlines Service Agreement (FASA). The fair value of this liability established as of the acquisition date is $92 million.

        As of December 31, 2007, the purchase price allocation is preliminary, and could change materially in subsequent periods, including adjustments related to costs the Company expects to incur related to the alignment of the GDS businesses. The Company based the purchase price for the acquisition on historical and forecasted performance metrics, which included EBITDA (net income before interest, taxes, depreciation and amortization) and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry position and growth opportunities in the market as well as anticipated operational synergies. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, and not the identified net assets at the time of the acquisition. The goodwill was all assigned to the GDS segment, none of which is expected to be tax deductible. The Company expects to complete the purchase price allocation during the third quarter of 2008.

        Definite lived intangibles consist of customer relationships and other intangible assets, with a weighted average life of 8 years and 9 years, respectively. The tradenames are not subject to amortization due to their indefinite lives.

2006 Acquisitions

        On August 23, 2006, the Company acquired the Travelport businesses of Avis Budget Group Inc. for approximately $4.1 billion in cash. The assets acquired and liabilities assumed in connection with the Acquisition were recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. The purchase accounting for this transaction was completed during the third quarter of 2007.

        The allocation of the purchase price is summarized as follows:

Cash consideration	$4,119
Transaction costs and expenses	60

Total purchase price	4,179
Less: Historical value of tangible assets acquired in excess of liabilities assumed	383
Less: Fair value adjustments	1,672

Goodwill	$2,124

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets	$2,368
Adjustments to deferred income taxes	(724)
Costs associated with exit activities	(25)
Fair value adjustments to:
Tangible assets acquired	(29)
Liabilities assumed	82

$1,672

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Acquisition:

Cash	$69
Other current assets	643
Property and equipment	479
Other non-current assets	159
Intangible assets
Trademarks and tradenames	702
Customer relationships	1,596
Vendor relationships and other	70
Goodwill	2,124

Total assets	5,842

Total current liabilities	1,138
Total non-current liabilities	303
Deferred taxes	222

Total liabilities	1,663

Fair value of net assets acquired	$4,179

        Definite lived intangibles consist mainly of customer relationships and other intangibles, each with a weighted average life of 16 years.

        The Company based the purchase price for the Acquisition on historical and forecast performance metrics, which included EBITDA and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry and brand position and growth opportunities in the market. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, and not the identified net assets at the time of the Acquisition. The goodwill was assigned $1,242 million to Orbitz Worldwide, none of which is expected to be tax deductible, $719 million to GTA, none of which is expected to be tax deductible, and $163 million to Galileo, none of which is tax deductible.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        Other.    In 2006, the Predecessor recorded approximately $43 million of goodwill in connection with the acquisition of Needahotel, an Ireland based online provider of hotel accommodations in Europe, which was acquired on February 8, 2006 for consideration of approximately $32 million. None of the related goodwill is expected to be tax deductible.

2005 Acquisitions

        Gullivers Travel Associates.    On April 1, 2005, the Predecessor completed the acquisition of Donvand Limited, which operates under the names Gullivers Travel Associates and Octopus Travel Group Limited (collectively, "Gullivers"). Gullivers is a wholesaler of hotel rooms, destination services, travel packages and group tours and a global online provider of lodging and destination services. The Predecessor believed that this acquisition positioned the Predecessor as a worldwide leader in the global online travel intermediary space.

        The allocation of the purchase price is summarized as follows:

Cash consideration	$1,202
Transaction costs and expenses	12

Total purchase price	1,214
Less: Historical value of assets acquired in excess of liabilities assumed	79
Less: Fair value adjustments	342

Goodwill	$793

        The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets(a)	$499
Adjustments to deferred tax liability	(155)
Costs associated with exiting activities(b)	(4)
Other fair value adjustments	2

$342

    (a)
    Represents (i) $109 million of indefinite-lived trademarks associated with the Predecessor's exclusive right to use the Gullivers name, (ii) $357 million of customer relationships with an estimated weighted-average life of 15 years and (iii) $33 million of other intangible assets with an estimated weighted-average life of 20 years.

    (b)
    As part of the acquisition, the Predecessor's management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Predecessor and Gullivers, which were expected to be achieved through the involuntary termination of certain Gullivers' employees. The Predecessor formally communicated the termination of employment to approximately 14 employees, principally representing certain members of Gullivers' senior management. As of December 31, 2005, all of these employees had been terminated. As a result of these actions, the Predecessor

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

      established personnel-related liabilities of $4 million. As of December 31, 2005, all of the personnel-related liabilities had been paid.

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Predecessor's acquisition of Gullivers:

Cash	$157
Other current assets	141
Property and equipment	53
Intangible assets	499
Goodwill	793

Total assets	1,643

Total current liabilities	270
Total non-current liabilities	159

Total liabilities	429

Fair value of net assets acquired	$1,214

        The Company based the net purchase price for the acquisition on historical as well as forecast performance metrics, which include EBITDA and cash flow, as well as synergies expected to be realized throughout the organization. The purchase price resulted in a significant amount of goodwill due to the leading market and brand position and growth opportunities in the market. As a result, the predominant portion of the purchase price is based on the expected financial performance of the business, and not the identified net assets at the time of the acquisition. None of the goodwill is deductible for tax purposes.

        ebookers plc.    On February 28, 2005, the Predecessor acquired ebookers plc ("ebookers"), a leading full service online travel agency in Europe offering a wide range of discount and standard price travel products and services including airfares, hotels, car rentals, cruises and travel insurance. Management believed that this acquisition enhanced the Predecessor's role in the global online travel intermediary space. The allocation of the purchase price is summarized as follows:

Cash consideration	$444
Transaction costs and expenses	10

Total purchase price	454
Plus: Historical value of liabilities assumed in excess of assets acquired	33
Less: Fair value adjustments	118

Goodwill	$369

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets(a)	$187
Adjustments to deferred income tax liability	(36)
Costs associated with exiting activities(b)	(10)
Other fair value adjustments	(23)

$118

    (a)
    Represents(i) $135 million of indefinite-lived trademarks associated with the Predecessor's exclusive right to use the ebookers name, (ii) $41 million of customer relationships with an estimated weighted-average life of five years and (iii) $11 million of other intangible assets with an estimated weighted-average life of 10 years.

    (b)
    As part of the acquisition, the Predecessor's management formally committed to various strategic initiatives primarily aimed at creating synergies between the cost structures of the Predecessor and ebookers, which were expected to be achieved through the involuntary termination of certain ebookers employees and the termination of certain lease obligations. The Predecessor formally communicated the termination of employment to approximately 110 employees, representing a wide range of employee groups, and as of December 31, 2005, substantially all of these employees had been terminated. As a result of these actions, the Predecessor established personnel-related and facility-related liabilities of $6 million and $4 million, respectively. As of December 31, 2005, cash payments of $6 million were made to reduce the personnel-related liability. Accordingly, as of December 31, 2005, substantially all of the personnel-related liability costs had been paid. Additionally, during 2005, other adjustments of $1 million were made to reduce the facility-related liability. Accordingly, the remaining balance for the facility-related liability as of December 31, 2005 was $3 million. The Company anticipates the remainder of the lease termination costs will be paid by 2009.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Predecessor's acquisition of ebookers:

Cash	$82
Other current assets	32
Property and equipment	24
Intangible assets	187
Goodwill	369
Other non-current assets	13

Total assets	707

Total current liabilities	157
Total non-current liabilities	96

Total liabilities	253

Fair value of net assets acquired	$454

        The Company based the net purchase price for the acquisition on historical as well as forecast performance metrics, which include EBITDA and cash flow, as well as expected benefits of expanding its online presence geographically. The purchase price resulted in a significant amount of goodwill due to the leading market and brand position and growth opportunities in the market. As a result, the predominant portion of the purchase price is based on the expected financial performance of the business, and not the identified net assets at the time of the acquisition. None of the goodwill is deductible for tax purposes. This acquisition was not material to the Predecessor's results of operations, financial position or cash flows.

        Other.    During 2005, the Predecessor also acquired AsiaHotels.com and Away.com for aggregate consideration of $11 million in cash, which resulted in goodwill (based on the allocation of the purchase price) of $8 million, of which $5 million is expected to be deductible for tax purposes. These acquisitions were not significant to the Predecessor's results of operations, financial position or cash flows.

Pro Forma Financial Information

        The following pro forma data for the Company's significant acquisitions of Worldspan and the Travelport businesses of Avis Budget includes the results of operations as if the acquisitions had been consummated as of the beginning of the respective period presented. This pro forma data is based on

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5.    Acquisitions (Continued)

historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Year Ended December 31, 2006
	Historical As Reported
	Predecessor	Company
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Worldspan Adjustments(a)	Worldspan	Travelport	Pro Forma
Net revenue	$1,693	$823	$887	$(40)	$(31)	$3,332
Operating income (loss)	(2,240)	(2)	112	4	2,316	190
Net income (loss)	(2,176)	(150)	10	18	1,983	(315)

	Year Ended December 31, 2007
	Historical As Reported Company	Worldspan	Worldspan Adjustments(a)	Pro Forma
Net revenue	$2,780	$484	$(30)	$3,234
Operating income (loss)	(14)	69	9	64
Net income (loss)	(436)	3	7	(426)

(a)
Represents the historical results of Worldspan prior to the acquisition offset by adjustments associated with the acquisition, including differences in depreciation, amortization, interest expense and intercompany transactions. The impact of these adjustments, among other things, decreased operating expenses by $9 million and increased interest expense by $2 million for the year ended December 31, 2007. Intercompany transactions resulted in a $40 million and $30 million adjustment to revenues for the year ended December 31, 2006 on a combined basis and $30 million for the year ended December 31, 2007, respectively.

(b)
Represents the adjustments to the historical results of the Travelport to reflect the Acquisition by the Company, including adjustments to revenue, sponsor fees, and amortization of intangible assets.

6.    Impairment of Long-Lived Assets

        In 2007, as a result of the impairment test performed, the Company recorded an impairment of $1 million for property and equipment within Corporate and Other.

        The purchase price for the Acquisition of the Predecessor by the Company indicated that the carrying value of the Predecessor's goodwill balance may have been impaired. Accordingly, the Predecessor tested the carrying value of the recorded goodwill. The fair value of each reporting unit was based on the purchase price for the Predecessor, as allocated to each reporting unit based on the forecasted cash flows for each. In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,365 million, including $2,364 million related to goodwill and $1 million related to definite lived

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

6.    Impairment of Long-Lived Assets (Continued)

intangible assets. In preparing the calculation of the impairment, the Predecessor utilized the final purchase price allocation of the buyer to determine the fair value of assets and liabilities, including intangible assets. Of the total goodwill impairment of $2,364 million, $2,009 million and $355 million related to reporting units comprising GDS and Orbitz Worldwide, respectively. At the time of testing goodwill for impairment, the Predecessor also tested other intangible assets for impairment. As a result of these tests, the Predecessor recorded an impairment of $1 million which related to definite lived intangible assets related to the Orbitz Worldwide segment. Due to a change in the operations of certain assets after the Acquisition was completed, the Company recorded an additional impairment of $14 million related to long-lived software marketing licenses.

        In 2005, as a result of the annual impairment test performed, the Predecessor determined that the carrying values of goodwill and certain other indefinite-lived intangible assets, primarily in its Orbitz Worldwide segment, exceeded their estimated fair values. Consequently, the Predecessor also tested its other long-lived assets for impairment. In connection with the impairment assessments performed, the Predecessor recorded a pre-tax charge of $422 million, of which $251 million reduced the value of goodwill and $171 million reduced the value of other intangible assets (including $120 million related to trademarks and tradenames). This impairment resulted from a decline in future anticipated cash flows primarily within the Orbitz Worldwide segment.

7.    Intangible Assets

        Intangible assets consisted of:

	Company (Consolidated)
	As of December 31, 2006			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,143			$1,746

Trademarks and tradenames	$705			$510

Amortizable Intangible Assets
Customer relationships	$1,606	$45	$1,561	$1,826	$157	$1,669
Vendor relationships and other	71	1	70	52	4	48

	$1,677	$46	$1,631	$1,878	$161	$1,717

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

7.    Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment between December 31, 2006 and December 31, 2007 are as follows:

	Balance January 1, 2007	Goodwill Acquired in 2007	Adjustments to Goodwill Acquired During 2006	Foreign Exchange	Other*	Balance December 31, 2007
GDS	$163	$761	$13	$—	$—	$937
Orbitz Worldwide	1,242	—	(36)	7	(1,213)	—
GTA	738	—	(3)	74	—	809

	$2,143	$761	$(26)	$81	$(1,213)	$1,746

*
Represents the amount of goodwill for Orbitz Worldwide that is not consolidated on the December 31, 2007 balance sheet.

        The changes in the carrying amount of goodwill by segment between July 13, 2006 (Formation Date) and December 31, 2006 are as follows:

	Balance July 13, 2006	Goodwill Acquired	Foreign Exchange	Adjustments to Goodwill Acquired	Balance December 31, 2006
GDS	$—	$163	$—	$—	$163
Orbitz Worldwide	—	1,242	—	—	1,242
GTA	—	719	22	(3)	738

	$—	$2,124	$22	$(3)	$2,143

        The changes in the carrying amount of goodwill by segment for the period January 1, 2006 through August 22, 2006 are as follows:

	Balance January 1, 2006	Adjustments to Goodwill Acquired During 2005	Goodwill Acquired during 2006	Impairment	Foreign Exchange	Balance August 22, 2006
GDS	$2,074	$(75)	$—	$(2,009)	$106	$96
Orbitz Worldwide	1,222	2	—	(355)	(54)	815
GTA	744	(8)	43	—	86	865

	$4,040	$(81)	$43	$(2,364)	$138	$1,776

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

7.    Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment for the year ended December 31, 2005 are as follows:

	Balance January 1, 2005	Goodwill Acquired during 2005	Adjustments to Goodwill Acquired During 2004	Impairment	Foreign Exchange	Balance December 31, 2005
GDS	$2,107	$—	$—	$—	$(33)	$2,074
Orbitz Worldwide	1,266	377	(125)	(251)	(45)	1,222
GTA	12	793	—	—	(61)	744

	$3,385	$1,170	$(125)	$(251)	$(139)	$4,040

        Amortization expense relating to all intangible assets was as follows:

			Company (Consolidated)
	Predecessor (Combined)
			July 13, 2006 (Formation Date) through December 31, 2006
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006		Year ended December 31, 2007
Customer relationships	$34	$28	$43	$129
Vendor relationships and other	12	3	1	5

Total(*)	$46	$31	$44	$134

(*)
Included as a component of depreciation and amortization on the statements of operations.

        The Company estimates amortization expense of the intangible assets to approximate $134 million, $134 million, $135 million, $130 million and $124 million for each of the five succeeding fiscal years.

8.    Separation and Restructuring Charges

        Separation and restructuring charges consist of:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (formation date) through December 31, 2006	Year ended December 31, 2007
Separation costs	$—	$74	$13	$5
Sponsor monitoring fee	—	—	2	57
Restructuring charges	22	18	3	28

Total	$22	$92	$18	$90

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

8.    Separation and Restructuring Charges (Continued)

  Separation costs

        Separation costs of $74 million recorded by the Predecessor during the period from January 1, 2006 through August 22, 2006 include $29 million of non-cash compensation expense related to the accelerated vesting of stock options and restricted stock units, $16 million for employee severance, $15 million for employee retention and $14 million in various other separation costs, including consulting and accounting fees. Separation costs of $13 million for the period July 13, 2006 (Formation Date) through December 31, 2006 consist primarily of payments made to employees related to retention and bonus plans of $6 million as well as $7 million in professional fees and other costs directly related to the separation plan. Separation costs of $5 million for the year ended December 31, 2007 consist of $3 million in employee retention plans and $2 million in professional fees and other costs directly related to the separation plan.

  Sponsor Monitoring Fee

        Under the terms of the Transaction and Monitoring Fee Agreement, the Company pays an annual management fee to Blackstone, TCV and OEP. In 2006, this monitoring fee approximated $2 million. On December 31, 2007, the Company received a notice from the Blackstone, TCV and OEP terminating the Transaction and Monitoring Fee Agreement and electing to receive a lump sum fee, in lieu of annual payments of the monitoring fee. The lump sum fee was agreed to be $57 million. The notice acknowledged that the Company would not be required to pay the lump sum fee until it was permitted to do so under the terms of its senior secured credit agreement, which restricts such a payment.

        Following payment of the lump sum fee, the Transaction and Monitoring Fee Agreement will be terminated.

  Restructuring Charges

        2006 Restructuring Plan

        During the second quarter of 2006, the Predecessor committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities.

  2007 Restructuring Plan

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into our GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes and facilities.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

8.    Separation and Restructuring Charges (Continued)

        The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Other	Total
Initial charge in 2006	$9	$8	$4	$21
Cash payments made in 2006	(7)	(7)	—	(14)
Other non-cash reductions	—	—	(2)	(2)

Balance, December 31, 2006	2	1	2	5
2006 restructuring plan charges incurred in 2007	22	2	—	24
2007 restructuring plan charges incurred in 2007	4	—	—	4
Cash payments related to the 2006 plan	(20)	(3)	(1)	(24)
Other non-cash reduction related to the 2006 plan	—	—	(1)	(1)

Balance, December 31, 2007	$8	$—	$—	$8

        The restructuring charges included within "Other" in the table above include asset impairments and consulting fees. The Company does not expect to incur additional charges related to this plan.

        For the year ended December 31, 2007, approximately $24 million, $2 million and $1 million of the restructuring charges have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively, while approximately $1 million has been recorded within Corporate and unallocated. The Company expects to incur approximately $6 million of additional charges in 2008 related to the 2007 restructuring plan. The Company expects to settle a majority of the balance of the restructuring liability as of December 31, 2007 during 2008.

        During the first quarter of 2005, the Predecessor committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. The more significant areas of cost reduction included reduction in staff, and as such, all charges have been classified as personnel related.

        As of December 31, 2007, all charges incurred during 2005 were settled.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes

        The (provision) benefit for income taxes on continuing operations consisted of:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Current
U.S. Federal	$56	$46	$—	$—
U.S. State	2	(3)	—	(2)
Non-U.S.	(39)	(38)	(8)	(39)

	19	5	(8)	(41)

Deferred
U.S. Federal	1	37	(6)	3
U.S. State	6	51	(1)	1
Non-U.S.	50	23	12	20

	57	111	5	24

Non-current
FIN 48	—	—	—	(24)

(Provision) benefit for income taxes	$76	$116	$(3)	$(41)

        Loss from continuing operations before income taxes, minority interest and equity in losses of investments for U.S. and non-U.S operations consisted of:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
United States	$(16)	$(2,407)	$(87)	$(251)
Non-U.S.	(103)	128	(65)	(136)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments	$(119)	$(2,279)	$(152)	$(387)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes (Continued)

        Current and non-current deferred income tax assets and liabilities were comprised of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Current deferred income tax assets:
Accrued liabilities and deferred income	$23	$19
Allowance for doubtful accounts	3	3
Stock based compensation	—	19
Valuation allowance(*)	(13)	(32)

Current deferred income tax assets	13	9

Current deferred income tax liabilities:
Prepaid expenses	(4)	—
Accrued liabilities and deferred income	(8)	—
Other	(1)	—

Current deferred income tax liability	(13)	—

Current net deferred income tax (liability) asset	$—	$9

Non-current deferred income tax assets:
Net operating loss carryforwards	$156	$53
Alternative minimum tax credit carryforward	1	1
Accrued liabilities and deferred income	15	18
Depreciation and amortization	262	33
Capital loss carryforward	14	—
Acquisition and integration-related liabilities	31	—
Other reserves	8	—
Accumulated other comprehensive income	3	—
Other	1	—
Valuation allowance(*)	(457)	(102)

Non-current deferred income tax assets	34	3

Non-current deferred income tax liabilities:
Accrued liabilities and deferred income	—	(5)
Depreciation and amortization	(243)	(250)
Accumulated other comprehensive income	—	(5)
Other	(1)	(1)

Non-current deferred income tax liability	(244)	(261)

Non-current net deferred income tax asset (liability)	$(210)	$(258)

(*)
A valuation allowance was recorded on certain deferred tax assets that were recorded during purchase accounting, as well as on additional deferred tax assets that were generated through December 31, 2007. The valuation allowance of $134 million as of December 31, 2007 relates to net operating loss carryforwards for U.S. Federal ($47 million), U.S. State ($2 million), non-U.S. jurisdictions ($4 million), and other items with tax to book basis differences ($81 million).

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes (Continued)

  The valuation allowance will be reduced when and if the Company determines that the deferred income tax assets are more likely than not to be realized of which $8 million would offset goodwill. A capital loss carryforward of $14 million expired in 2007 and accordingly the valuation allowance was reduced by this amount.

        For the year ended December 31, 2007, the Company had income tax expense of $41 million. The expense is primarily due to a one-time non-cash adjustment of a valuation allowance as a result of the Orbitz Worldwide initial public offering of $31 million, a one-time non-cash benefit due to a United Kingdom tax law change of $19 million, charges associated with the adoption of FIN 48 of $24 million and taxes in certain jurisdictions which could not be offset with losses in the United States.

        As of December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $134 million, which expire between 2026 and 2027 and non-U.S. net operating losses of $15 million which expire between 5 years and indefinitely. At December 31, 2007, no provision had been made for deferred income taxes on any portion of approximately $513 million of accumulated and undistributed earnings of non-U.S. subsidiaries, since it is the intention of management to reinvest the undistributed earnings indefinitely in those non-U.S. operations. The determination of the amount of unrecognized deferred income tax liability for unremited earnings is not practicable.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004, which became effective on December 22, 2004, provides a one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Predecessor has applied the provisions of this Act to qualifying earnings repatriations through December 31, 2005. In December 2005, the Predecessor repatriated $350 million of unremitted earnings, which was used for domestic investment purposes. This repatriation resulted in income tax expense of approximately $28 million.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes (Continued)

        The Company's and the Predecessor's effective income tax rate differs from the U.S. federal statutory rate as follows:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefits	(3.7)	0.9	(0.4)	(0.2)
Taxes on non-U.S. operations at alternate rates	33.8	1.3	(13.0)	(21.9)
Tax benefit resulting from non-U.S. rate change	—	—	—	4.9
Non-deductible compensation	—	—	—	(13.2)
Non-deductible interest	—	—	—	(1.1)
Capitalized consulting costs	—	—	—	(3.6)
FIN 48	—	—	—	(6.2)
Taxes on repatriations made to benefit from provisions of the American Jobs Creation Act of 2004, net of credits	(23.2)	—	—	—
Taxes on other repatriated non-U.S. income, net of tax credits	9.5	0.4	(0.9)	—
Tax differential on impairment of intangible assets, including net state and non-U.S. impact	19.2	(32.6)	—	—
Adjustment of estimated income tax accruals	(9.1)	—	—	—
Change in U.S. valuation allowance	—	—	(22.4)	(4.6)
Other	2.4	0.1	(0.3)	0.3

	63.9%	5.1%	(2.0)%	(10.6)%

        The Company is subject to income taxes in the United States and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies" for periods through December 31, 2006 and in accordance with FIN 48 for the year ended December 31, 2007.

        Pursuant to the purchase agreement governing the Acquisition, the Company is indemnified by Avis Budget for all income tax liabilities relating to periods prior to the Acquisition. The Company believes that its accruals for tax liabilities, including the indemnified liabilities, are adequate for all remaining open years, based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes (Continued)

        The Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, tax regulations are subject to interpretation and tax litigation is inherently uncertain. Therefore, the Company's assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. The final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

        The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, as discussed above, the Company is indemnified by Avis Budget for all income taxes relating to periods prior to the Acquisition, and therefore, does not expect any such resolution to have a significant impact on its earnings, financial position or cash flows.

  FASB Interpretation No. 48

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased opening accumulated deficit, by approximately $1 million.

        Under the terms of the purchase agreement relating to the Acquisition, the Company is indemnified for all pre-closing income tax liabilities. For purposes of FIN 48, with respect to periods prior to the Acquisition, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity, which consists of separate state returns and non-U.S. returns. U.S. Federal and state combined and unitary tax returns as applicable in the post-Acquisition period. The Company's U.S. subsidiaries file a consolidated income tax return for U.S. Federal income tax purposes. During the first quarter of 2007, the Company implemented a series of transactions that led to the creation of two U.S. consolidated income tax groups, one for the GDS and GTA businesses and one for the Orbitz Worldwide business. With limited exceptions, the Company is no longer subject to U.S. Federal income tax, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2001.

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company expects a reduction of approximately $5 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized would affect the effective tax rate would be $27 million.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9.    Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$27
Increase in tax provision for prior year	17
Increase in tax provision for current year	7
Additions due to acquisition of Worldspan	4
Decrease related to deconsolidation of Orbitz Worldwide	(2)

Balance as of December 31, 2007	$53

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $6 million to reflect interest and penalties accrued during 2007.

10.    Other Current Assets

        Other current assets consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Derivative contracts	$59	$101
Prepaid expenses	30	46
Sales and use tax receivables	23	37
Other	48	69

	$160	$253

        Other current assets includes $30 million as of December 31, 2006 for Orbitz Worldwide.

11.    Property and Equipment, Net

        Property and equipment, net, consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Land	$4	$4
Capitalized software	233	402
Furniture, fixtures and equipment	121	150
Building and leasehold improvements	98	45
Construction in progress	84	36

	540	637
Less: Accumulated depreciation and amortization	(32)	(96)

Property and equipment, net	$508	$541

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

11.    Property and Equipment, Net (Continued)

        Property and equipment, net includes $169 million as of December 31, 2006 for Orbitz Worldwide.

        During the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006, and the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007, depreciation expense of $155 million, $92 million, $33 million and $114 million, respectively, was recorded. Construction in progress includes approximately $4 million of capitalized interest.

12.    Other Non-Current Assets

        Other non-current assets consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Deferred financing costs	$88	$75
Development advances	55	63
Avis Budget tax receivable	53	17
PIK Loan to Worldspan	125	—
Pension assets	—	42
Other	60	39

	$381	$236

        Other non-current assets includes $40 million for Orbitz Worldwide at December 31, 2006.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

13.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Accrued travel supplier payments, deferred revenue and customer advances	$318	$230
Accrued payroll and related	80	101
Accrued commissions and incentives	93	148
Accrued sales and use tax	65	67
Accrued sponsor monitoring fees	—	57
Current portion of Worldspan founding airline service agreement liability	—	33
Accrued interest expense	43	42
Accrued merger and acquisition costs	40	15
Other	141	128
Accrued Orbitz Worldwide advertising and marketing	36	—
Current portion of Orbitz Worldwide tax sharing liability	10	—

	$826	$821

        Accrued expenses includes $226 million for Orbitz Worldwide as of December 31, 2006.

14.    Long-Term Debt

		Company (Consolidated)
	Maturity	As of December 31, 2006	As of December 31, 2007
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,407	$1,723
Euro-denominated	August 2013	816	510
Senior Notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	310	343
9 7/8% notes	September 2014	450	450
Senior Subordinated Notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	211	233
Capital leases and other		3	59

Total debt		3,647	3,768
Less: current portion		24	17

Long-term debt		$3,623	$3,751

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14.    Long-Term Debt (Continued)

Senior Secured Credit Facilities

        On August 23, 2006, in connection with the Acquisition, the Company entered into a $2.6 billion senior secured credit facility consisting of: (i) a $2.2 billion term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount, commencing on December 29, 2006. The $275 million revolving credit facility is comprised of U.S. Dollar denominated sub-facility of $175 million and an alternative currency sub-limit (Sterling and Euro) of $100 million.

        During May 2007, the Company amended its senior secured credit agreement to allow for (i) borrowings of approximately $1.0 billion of an additional term loan for the acquisition of Worldspan; (ii) an increase of $25 million under its revolving credit facility, bringing the total availability to $300 million; (iii) an increase of $25 million in the synthetic letter of credit facility, bringing the total availability to $150 million; and (iv) a reduction in the interest rate on its Euro-denominated term loan from EURIBOR plus 2.75% to EURIBOR plus 2.5%. The Company borrowed the maximum allowable amount of the term loan equal to approximately $1.0 billion to finance the acquisition of Worldspan.

        During July 2007, in connection with the proceeds received from the Orbitz Worldwide initial public offering and borrowings by Orbitz Worldwide under its term loan facility, the Company repaid approximately $1 billion under its senior secured credit facility. As of December 31, 2007, there were no borrowings under the revolving credit facilities and $134 million of commitments outstanding under the synthetic letter of credit facility. Pursuant to the Company's Separation Agreement with Orbitz Worldwide, the Company maintains letters of credit under its synthetic letter of credit facility on behalf of Orbitz Worldwide. As of December 31, 2007, the Company had commitments of approximately $74 million in letters of credit outstanding on behalf of Orbitz Worldwide.

        During the year ended December 31, 2007, the Company made a $100 million discretionary repayment of amounts outstanding under the term loan portion of its senior secured credit facility and repaid approximately $16 million of the term loan as required under the agreement. In addition, the amounts outstanding under the Euro-denominated term loan increased by approximately $63 million as a result of foreign exchange fluctuations, which are partially offset by the foreign exchange hedge instruments entered into by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the condensed balance sheet.

Senior Notes and Senior Subordinated Notes

        On August 23, 2006, in connection with the Acquisition, the Company issued $150 million of dollar-denominated senior dollar floating rate notes, € 235 million euro-denominated senior floating rate notes ($299 million dollar equivalent, on the date of issuance) and $450 million 9 7/8% senior fixed rate notes. The dollar-denominated floating rate senior notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro-denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The senior notes are unsecured senior obligations of the Company and are subordinated to all existing and future secured indebtedness of the Company (including the senior secured credit facility) and will be senior in right of payment to any existing and future subordinated indebtedness

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14.    Long-Term Debt (Continued)

(including the senior subordinated notes). In addition, during the year ended December 31, 2007, the amounts outstanding on the senior notes increased by approximately $33 million as a result of foreign exchange fluctuations, which were offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the balance sheet.

        On August 23, 2006, in connection with the Acquisition, the Company issued $300 million of 11 7/8% dollar-denominated notes and € 160 million of 10 7/8% euro-denominated notes ($204 million dollar equivalent, on the date of issuance). The senior subordinated notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company (including the senior credit facilities and the senior notes). In addition, during the year ended December 31, 2007, the amounts outstanding on the senior subordinated notes increased by approximately $22 million as a result of foreign exchange fluctuations, which were offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the balance sheet.

        From time to time, depending upon market, pricing and other conditions, including the Company's cash balances and liquidity, the Company may seek to repurchase a portion of the Senior Notes and/or Senior Subordinated Notes in the open market.

Avis Budget Revolving Credit Agreement

        In 2005, Galileo International Technology, LLC ("GIT"), an entity that formed part of the Predecessor, was added as a borrower under the Avis Budget Group, Inc. $3.5 billion Five Year Competitive Advance and Revolving Credit Agreement dated November 22, 2004 ("the Avis Budget Credit Facility") in connection with AvisBudget's repatriation of foreign earnings under the American Jobs Creation Act of 2004. The outstanding borrowings as of December 31, 2005 funded a dividend payment to Avis Budget Group, Inc. of $350 million.

        The amounts borrowed under the Avis Budget Credit Facility by GIT were guaranteed by AvisBudget. Other than GIT, the Predecessor was not party to the Avis Budget Credit Facility and did not guarantee any borrowings thereunder, including the borrowings of GIT. The borrowings bore interest at LIBOR plus 39 basis points and had a weighted average interest rate of 5.1% for the period January 1, 2006 through August 22, 2006. The Predecessor incurred interest expense of approximately $8 million for the period January 1, 2006 through August 22, 2006. The Avis Budget Credit Facility had a contractual maturity date of November 2009; however, the outstanding balance of the loan was repaid prior to the closing of the Acquisition.

Interim Credit Agreement

        On July 18, 2006, the Predecessor entered into a $2.2 billion unsecured interim credit agreement, consisting of a $1.8 billion term loan agreement and a $400 million revolving credit agreement. The credit facilities had a maturity date of July 17, 2007. Loans under the interim credit agreement bore interest, at the Predecessor's option, at 87.5 basis points over LIBOR, or at the alternate base rate. On July 27, 2006, the Predecessor borrowed $1.9 billion under the credit facilities in order to advance

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14.    Long-Term Debt (Continued)

approximately $1.6 billion to Avis Budget and to repay the entire remaining $265 million of GIT indebtedness outstanding under the Avis Budget Credit Facility. The interim credit agreement was repaid in full on August 23, 2006 with a portion of the proceeds received from the term loan facility, the senior notes and the senior subordinated notes discussed above. The Predecessor incurred approximately $10 million in interest expense related to this interim credit agreement.

Debt Maturities

        Aggregate maturities of debt as of December 31, 2007 are as follows:

Year	Amount
2008	$17
2009	18
2010	18
2011	17
2012	18
Thereafter	3,680

$3,768

        During 2008, the Company's Board of Directors authorized the purchase in the open market of up to an aggregate of $100 million of Travelport PIK loans, term loans, senior notes and/or senior subordinated notes. Such purchases will be made with cash on the balance sheet. Through February 15, 2008, the Company has repurchased approximately $30 million in principal amount of its outstanding bonds.

Debt Issuance Costs

        In connection with the debt issuances associated with the Acquisition, the Company recorded $105 million of debt issuance costs during the period July 13, 2006 (Formation Date) through December 31, 2006. During the year ended December 31, 2007, the Company recorded an additional $30 million of debt issuance costs. Debt issuance costs are capitalized within other assets on the balance sheet and amortized over the life of the related debt into earnings as part of interest expense on the statement of operations using the effective interest method. Amortization of debt issuance costs totaled $17 million for the period July 13, 2006 to December 31, 2006, including approximately $10 million of fees related to an unused bridge financing arrangement. Amortization of debt issuance cost was $40 million for the year ended December 31, 2007.

Debt Covenants and Guarantees

        The senior secured credit agreement and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's and its subsidiaries' ability to: incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company's senior subordinated notes); make certain

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14.    Long-Term Debt (Continued)

acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated indebtedness (including the Company's senior subordinated notes); change our lines of business; and change the status of the Company as a passive holding company.

        In addition, the Company is required to maintain a maximum total leverage ratio. The senior secured credit agreement and indentures also contain certain customary affirmative covenants and events of default. As of December 31, 2007, the Company was in compliance with all restrictive and financial covenants related to long-term debt.

        The senior notes and senior subordinated notes are guaranteed by the Company's subsidiaries incorporated in the U.S. with the exception of GIT. See Note 22—Guarantor and Non-Guarantor Financial Statements, for the financial statements of the Guarantor and Non-Guarantor subsidiaries.

15.    Financial Instruments

RISK MANAGEMENT

        Following is a description of the Company's risk management policies:

Foreign Currency Risk

        The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables, external Euro debt, and forecasted earnings of foreign subsidiaries. The Company primarily enters into derivative instruments to manage its foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $(12) million, $10 million, $47 million and $116 million the year ended December 31, 2005, the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and the year ended December 31, 2007, respectively.

Interest Rate Risk

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2007 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. The Company currently uses interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with the Company's floating rate debt are designated as cash flow hedges. During the period July 13, 2006 (Formation Date) to December 31, 2006, certain interest rate components of the Company's cross currency hedging transactions entered into by the Company have been designated as ineffective resulting in a non-cash charge of $11 million, recorded within interest expense on the Company's consolidated statement of operations. Deferred amounts to be recognized in earnings will

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

15.    Financial Instruments (Continued)

change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company does not have any deferred gains or losses recorded in other comprehensive income for contracts that will mature in the next twelve months. As of December 31, 2007, the Company's interest rate hedges cover transactions for periods that do not exceed five years.

Credit Risk and Exposure

        The Company is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.

        As of December 31, 2007, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties.

Market Risk

        The Company provides global distribution and reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients. The Company provides airline, car rental, hotel and other travel reservation and fulfillment services to its customers through its network of online travel companies. The Company's results of operations are affected by many economic factors, including the level of economic activity in the markets in which it operates. In the travel services business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of transactions in the Company's GDS and GTA businesses. Additionally, the Company's customers are located worldwide, with net revenue generated from outside the United States ranging from approximately 55% to 58% of net revenue recorded on the Company's statement of operations for all periods presented. Accordingly, a decline in economic activity either in the United States or in international markets may have a material adverse effect on our performance.

        Other business risks faced by the Company relate to its dependence on relationships with travel suppliers, primarily airlines and hotels, exposure to risks associated with online commerce security and credit card fraud, dependence on third party technology developers, technology outages and breakdown, and failure to integrate various disconnected business units and technology.

Fair Value

        The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

15.    Financial Instruments (Continued)

        The carrying amounts and estimated fair values of all other financial instruments are as follows:

	Company (Consolidated)
	December 31, 2006		December 31, 2007
Asset/(liability)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$(3,647)	$(3,641)	$(3,768)	$(3,692)
PIK Loan to Worldspan	125	125	—	—
Derivatives
Unrealized foreign exchange gains on foreign currency interest rate swaps	47	47	133	133
Foreign exchange forwards—assets	—	—	1	1
Foreign exchange forwards—liabilities	—	—	(5)	(5)
Unrealized loss on interest rate swaps	(26)	(26)	(37)	(37)

16.    Commitments and Contingencies

Commitments

Leases

        The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

        Future minimum lease payments required under noncancelable operating leases on facilities and data processing equipment as of December 31, 2007 are as follows:

Year ended December 31	Amount
2008	$72
2009	66
2010	62
2011	42
2012	24
Thereafter	127

$393

        Commitments under capital leases amounted to $59 million as of December 31, 2007 primarily related to office and information technology equipment.

        During the year ended December 31, 2005, the period from January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007 total rent expense was $28 million, $21 million, $13 million and $39 million, respectively, principally related to leases of office facilities.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

16.    Commitments and Contingencies (Continued)

        During 2007, the Company completed a sale and leaseback of a GTA facility located in the United Kingdom. The Company received $50 million for the sale of the facility and deferred recognition of a $2 million gain over the life of the lease.

Purchase Commitments

        In the normal course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2007, the Company had approximately $303 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $99 million relates to 2008). These purchase obligations extend through 2011.

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

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

16.    Commitments and Contingencies (Continued)

arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

        The Predecessor's separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independent of the Predecessor's separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Predecessor. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. The Company made a payment of approximately $6 million related to this during the fourth quarter 2007.

17.    Equity

Description of Capital Stock

        The Company has authorized share capital of $12,000 and has issued 12,000 shares, with a par value of $1 per share. Subject to any resolution of the Company to the contrary (and without prejudice to any special rights conferred thereby on the holders of any other shares or class of shares), the share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bylaws, are (i) entitled to one vote per share; (ii) entitled to such dividends as the Board may from time to time declare; (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company; and (iv) generally entitled to enjoy all of the rights attaching to shares.

        The Board may, subject to the bylaws and in accordance with local legislation, declare a dividend to be paid to the shareholders, in proportion to the number of shares held by them. Such dividend may be paid in cash and/or in kind. No unpaid dividend shall bear interest as against the Company.

        The Board may elect any date as the record date for determining the shareholders entitled to receive any dividend. The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution shall bear interest as against the Company.

Contribution from Parent

        During 2006, OEP contributed $125 million to an indirect parent of the Company, which was then loaned by this entity to Worldspan under a PIK note. Upon completion of the acquisition of Worldspan in August 2007, the principal of the $125 million PIK note, plus accrued interest, was repaid and then contributed by the parent to the Company.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

17.    Equity (Continued)

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of tax, consisted of:

	Currency Translation Adjustments	Unrealized Gains on Available for Sale Securities	Unrealized Loss on Equity Investment	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability/SFAS 158 Adjustment	Accumulated Other Comprehensive Income
Predecessor
Balance, January 1, 2005	$54	$—	$—	$(1)	$(16)	$37
Activity during period, net of tax	(124)	—	—	2	(8)	(130)

Balance, December 31, 2005	(70)	—	—	1	(24)	(93)
Activity during period, net of tax	135	6	—	(1)	—	140

Balance, August 22, 2006	$65	$6	$—	$—	$(24)	$47

Company
Activity during period, net of tax	$20	$—	$—	$(9)	$—	$11

Balance, December 31, 2006	20	—	—	(9)	—	11
Activity during period, net of tax	144	(1)	(11)	(13)	34	153

Balance, December 31, 2007	$164	$(1)	$(11)	$(22)	$34	$164

18.    Equity-Based Compensation

Travelport Equity-Based Long Term Incentive Program

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to approximately 120 million restricted equity units. In December 2007, the equity award program was amended and resulted in the conversion of all profit interests at fair market value into Class A-2 Units, which, along with all outstanding restricted equity units except those granted under the Supplemental Profit Sharing Plan (discussed below), were vested immediately. In addition, under the amended plan, the Board of Directors approved the grant of 16.4 million restricted equity units, representing the remaining unallocated Class B-1, Class C and Class D profit interests. None of the awards require the payment of an exercise price by the recipient.

        Also during 2007 the Company approved the Orbitz Worldwide 2007 Equity and Incentive Plan ("the Orbitz Plan"). The Orbitz Plan provides for the grant of equity based awards to the Orbitz Worldwide directors, officers and other employees, advisors and consultants who are selected by the compensation committee for participation in the Orbitz Plan. The shares of restricted equity units and profit interest in the Travelport equity-based long term incentive plan held by the Orbitz Plan participants, were converted into shares of the Orbitz Plan.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity-Based Compensation (Continued)

        The activity of the Company's equity award program is presented below:

	Restricted Equity Units		Profit Interests
	Class A-2		Class B		Class B-1		Class C
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance July 13, 2006	—	—	—	—	—	—	—	—
Granted at fair market value	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43

Balance as of December 31, 2006	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43
Granted at fair market value	40,988,391	$2.28	—	—	1,863,294	$0.67	1,863,294	$0.65
Exercised	—	—	—	—	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	(4,198,586)	$1.03	(1,103,501)	$0.49	(99,863)	$0.67	(1,203,364)	$0.45
Conversion to A-2 Units	38,016,470	$2.78	(9,946,727)	$0.49	(1,763,431)	$0.67	(11,710,158)	$0.46
Forfeited	(1,177,025)	$1.00	(228,311)	$0.49	—	—	(228,311)	$0.43

Balance as of December 31, 2007	110,001,463	$2.10	—	—	—	—	—	—

	Profit Interests
	Class C-1		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance July 13, 2006	—	—	—	—
Granted at fair market value	—	—	11,278,539	$0.38

Balance as of December 31, 2006	—	—	11,278,539	$0.38
Granted at fair market value	1,769,863	$0.83	2,748,226	$0.63
Exercised	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	—	—	(1,203,364)	$0.39
Conversion to A-2 Units	(1,769,863)	$0.83	(12,595,090)	$0.43
Forfeited	—	—	(228,311)	$0.38

Balance as of December 31, 2007	—	—	—	—

        The fair value of the 16.4 million restricted equity units that were granted in December 2007 were based on the expected return divided by the number of units issued. The expected return is based on a valuation of the Company's total equity at the time of conversion.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity-Based Compensation (Continued)

        The fair value of the Class B-1 and Class C profit interests and 1,863,293 of the Class D profit interests granted during 2007 and 2006 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

	2006	2007
Dividend yield	—	—
Expected volatility	40.00%	45.00%
Risk-free interest rate	4.73%	4.64%
Expected holding period	6.6 years
Expected holding period Class B		6.2 years
Expected holding period Class C		6.2 years
Expected holding period Class D		6.2 years

        The fair value of the Class C-1 profit interest and 884,933 of the Class D profit interest granted during 2007 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

Dividend yield	—
Expected volatility	45.00%
Risk-free interest rate	4.51%
Expected holding period Class C-1	5.8 years
Expected holding period Class D	5.8 years

        During the year ended December 31, 2007, the Company recognized $159 million in compensation expense related to the restricted equity units, Class A-2 units and profit interests.

        In August and November 2007, the Board of Directors approved the grant of 19.8 million restricted equity units pursuant to the Travelport 2007 Supplemental Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan provides for management profit sharing bonus payments aggregating 25% of the amount by which adjusted EBITDA (as defined in the Profit Sharing Plan) exceeds a certain threshold for 2007. The payments will be made in the form of cash or equity issued by the partnership that owns 100% of the Company. The ultimate number of restricted equity units which will vest is dependant on the attainment of the performance goal. For the year ended December 31, 2007, the Company recorded non-cash equity compensation expense of $28 million related to the Profit Sharing Plan.

        In addition, Orbitz Worldwide recorded $4 million of compensation expense related to its equity and incentive plan.

        During the period July 13, 2006 (Formation Date) through December 31, 2006, the Company recorded $6 million of compensation expense related to its equity and incentive plan.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity-Based Compensation (Continued)

Avis Budget Stock-Based Compensation Plans

Stock Options

        Stock options granted by Avis Budget to the Predecessor's employees generally had a ten-year term, and those granted prior to 2004 vested ratably over periods ranging from two to five years. In 2004, Avis Budget adopted performance and time vesting criteria for stock option grants. The predetermined performance criteria determined the number of options that will ultimately vest and were based on the growth of Avis Budget's earnings and cash flows over the vesting period of the respective award. The number of options that vested ranged from 0% to 200% of the base award. Vesting occurred over a four-year period, but did not exceed 25% of the base award in each of the three years following the grant date. During 2006, Avis Budget separated two of its subsidiaries, Realogy Corporation and Wyndham Worldwide Corporation. All unvested stock options vested 30 days subsequent to the separation. Avis Budget's policy was to grant options with exercise prices at then-current fair market value.

        The activity of Avis Budget's common stock option plans related to the Predecessor's employees consisted of:

	Year ended December 31, 2005		January 1, 2006 through August 22, 2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	7,366,449	$16.29	6,132,529	$15.87
Granted at fair market value(a)	134,480	20.03	—	—
Transfers(b)			1,462,169	19.09
Granted in connection with PHH spin-off(c)	305,706	*	—	—
Exercised	(1,192,216)	13.83	(343,309)	11.19
Forfeited/canceled	(481,890)	18.43	(421,543)	20.18
Vested/converted as a result of separation	—	—	(6,829,846)	16.53

Balance at end of period	6,132,529	$15.87	—	—

(*)
Not meaningful.

(a)
Reflects the maximum number of options assuming achievement of all performance and time vesting criteria.

(b)
Represents the number of stock option awarded to Avis Budget employees that became Travelport employees. The number of stock options transferred is equal to the total grants to these employees since the respective plan inception date.

(c)
As a result of the January 2005 distribution of PHH Corporation by Avis Budget, the closing price of Avis Budget common stock was adjusted downward by $1.10 on January 31, 2005. Additionally, Avis Budget granted incremental options to achieve a balance of 1.04249 options outstanding subsequent to the spin-off for each option outstanding prior to the spin-off. The exercise price of each option was also adjusted downward by a proportionate value.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity-Based Compensation (Continued)

        The weighted-average grant-date fair value of Avis Budget common stock options granted in 2005 was $5.89. The fair values of these stock options are estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for Avis Budget common stock options granted in 2005:

2005
Dividend yield	1.7%
Expected volatility	30.0%
Risk-free interest rate	3.8%
Expected holding period (years)	5.5

Restricted Stock Units

        Restricted Stock Units ("RSUs") granted by Avis Budget entitled the Predecessor employees to receive one share of Avis Budget common stock upon vesting. RSUs granted in 2003 vested ratably over a four-year term. Subsequently, Avis Budget adopted performance and time vesting criteria for RSU grants. The predetermined performance criteria determined the number of RSUs that will ultimately vest and were based on the growth of Avis Budget's earnings and cash flows over the vesting period of the respective award. The number of RSUs that vested ranged from 0% to 200% of the base award. Vesting occurred over a four year period, but did not exceed 25% of the base award in each of the three years following the grant date. Upon the separation of Realogy and Wyndham from Avis Budget, approximately 50% of the unvested RSUs outstanding as of December 31, 2005 were cancelled and the remaining 50% vested thirty days following such separation.

        The activity related to Avis Budget's RSU plan for the Predecessor's employees consisted of:

	Year ended December 31, 2005		January 1, 2006 through August 22, 2006
	Number of RSUs	Weighted Average Grant Price	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	2,007,022	$22.96	5,466,924	$21.24
Granted at fair market value(a)	4,200,418	20.82
Transfers(b)			582,953	20.52
Granted in connection with PHH spin-off(c)	99,314	*
Vested/exercised	(256,938)	19.29	(39,981)	16.21
Forfeited/canceled	(582,892)	21.34	(2,876,820)	21.23
Vested/converted as a result of Separation			(3,133,076)	21.18

Balance at end of year	5,466,924	$21.24	—	—

(*)
Not meaningful.

(a)
Reflects the maximum number of RSUs assuming achievement of all performance and time vesting criteria.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity-Based Compensation (Continued)

(b)
As a result of the January 2005 spin-off of PHH Corporation by Avis Budget, the closing price of Avis Budget common stock was adjusted downward by $1.10 on January 31, 2005. In order to provide an equitable adjustment to holders of its RSUs, Avis Budget granted incremental RSUs to achieve a balance of 1.0477 RSUs outstanding subsequent to the spin-off for each RSU outstanding prior to the spin-off.

Equity-Based Compensation Expense Allocated to the Company

        During the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, Avis Budget allocated pre-tax equity-based compensation expense of $15 million and $38 million, respectively, to the Predecessor. Such compensation expense relates only to the options and RSUs that were granted by Avis Budget to the Predecessor's employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Avis Budget believed it would ultimately provide and the underlying vesting period of the award. As Avis Budget measured its stock-based compensation expense using the intrinsic value method during the periods prior to January 1, 2003, Avis Budget did not recognize compensation expense upon the issuance of equity awards to its employees. Therefore, the Predecessor was not allocated compensation expense for options that were granted by Avis Budget to the Predecessor employees prior to January 1, 2003 (there were no RSUs granted prior to January 1, 2003). See Note 2—Summary of Significant Accounting Policies for more information regarding the accounting policy for stock-based compensation.

19.    Employee Benefit Plans

Defined Contribution Savings Plans

        The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company's cost for contributions to this plan was $5 million and $9 million for the period July 13, 2006 (Formation Date) through December 31, 2006 and the year ended December 31, 2007, respectively. The Predecessor's costs for contributions to this plan were $6 million and $6 million for the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, respectively.

Defined Benefit Pension, Postretirement and Other Plans

        The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee's option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2005, 2006 and 2007, the aggregate accumulated benefit obligations of these plans were $306 million, $337 million and $460 million, respectively.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19.    Employee Benefit Plans (Continued)

        Substantially all of the defined benefit pension plans maintained by the Company had accumulated benefit obligations that exceeded the fair value of the assets of such plans as of December 31, 2006 and 2005. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains post-retirement health and welfare plans for eligible employees of certain domestic subsidiaries.

        The Company uses a December 31, measurement date for its defined benefit pension and postretirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2005, 2006 and 2007 as well as August 22, 2006 and summaries of the changes in the benefit obligation and fair value of assets for the periods then ended:

	Defined Benefit Pension Plans
	Predecessor		Company
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
Benefit obligation, beginning of period	$296	$306	$331	$337
Benefit obligation assumed from Worldspan acquisition	—	—	—	204
Service cost	1	—	—	1
Interest cost	13	8	5	19
Actuarial loss (gain)	16	14	2	(15)
Net benefits paid	(8)	(6)	(3)	(13)
Currency translation adjustment and other(1)	(12)	9	2	(73)

Benefit obligation, end of period	$306	$331	$337	$460

Fair value of plan assets, beginning of period	$219	$224	$260	$285
Fair value of plan assets acquired from Worldspan	—	—	—	220
Return on plan assets	14	22	17	33
Employer contribution	10	7	7	15
Net benefits paid	(8)	(6)	(3)	(13)
Currency translation adjustment and other(1)	(11)	13	4	(75)

Fair value of plan assets, end of period	$224	$260	$285	$465

Funded status	$(82)	$(71)	$(52)	$5
Unrecognized actuarial loss(2)	40	29	(8)	(34)

Net amount recognized(3)	$(42)	$(42)	$(60)	$(29)

(1)
For the year ended December 31, 2007 other includes an adjustment of approximately $75 million to the benefit obligation and fair value of plan assets related a defined benefit plan of a subsidiary

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19.    Employee Benefit Plans (Continued)

  located in the United Kingdom. This plan has characteristics of both a defined benefit plan and a defined contribution plan. During 2007 it was determined that the benefit obligation and fair value of plan assets related to the portion of the plan with the characteristics of a defined contribution plan should be accounted for as a defined contribution plan and therefore were adjusted for and reflected on the summary of the changes in the benefit obligation and fair value of assets.

(2)
Included within Accumulated other comprehensive income or the Company's balance sheet.

(3)
Included with other non-current liabilities on the Company's balance sheet.

	Post Retirement Benefit Plan
	Predecessor		Company
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
Benefit obligation, beginning of period	$15	$13	$12	$12
Benefit obligation assumed from Worldspan acquisition	—	—	—	27
Service cost	—	—	—	—
Interest cost	1	—	—	1
Actuarial loss	(1)	—	—	(1)
Net benefits paid	(2)	(1)	—	(3)

Benefit obligation, end of period	$13	$12	$12	$36

Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	1	—	—	3
Net benefits paid	(1)	—	—	(3)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status	$(13)	$(12)	$(12)	$(36)
Unrecognized actuarial loss	3	—	—	(1)

Net amount recognized	$10	$(12)	$(12)	$(37)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19.    Employee Benefit Plans (Continued)

        The following table provides the components of net periodic benefit cost for the respective periods:

	Defined Benefit Pension Plans
	Predecessor		Company
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
Service cost	$1	$—	$—	1
Interest cost	13	8	5	19
Expected return on plan assets	(12)	(8)	(5)	(23)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	1	2	—	—

Net periodic benefit cost	$3	$2	$—	(3)

Post Retirement Benefit Plan
	Predecessor		Company
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
Service cost	$—	$—	$—	$—
Interest cost	1	—	—	1
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$1	$—	$—	$1

        The Company sponsors several defined benefit plans for certain employees located outside the United States. The aggregate benefit obligation for these plans (included in the table above) is $67 million and $80 million as of December 31, 2006 and 2007, respectively, and the aggregate fair value of plan assets includes $61 million and $75 million as of December 31, 2006 and 2007, respectively.

        As a result of the adoption of SFAS No. 158 for the year ended December 31, 2007, the Company was not required to reclassify any costs from other comprehensive income into net period benefit cost. As of December 31, 2007 approximately $34 million of transition assets are recorded as part of other comprehensive income, none of which is expected to be recorded as a component of the net period benefit costs during 2008.

        The Company's defined benefit pension and postretirement benefit plans utilized a weighted average discount rate of 5.5%, 5.2% and 6.4% for 2005, 2006 and 2007, respectively. The Company's defined benefit pension plans utilized a weighted average expected long-term rate of return on plan

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19.    Employee Benefit Plans (Continued)

assets of 8.25% for 2005, 2006 and 2007. Such rate is based on long-term capital markets forecasts and risk premiums for respective asset classes, expected asset allocations, expected inflation and other factors. The Company's health and welfare benefit plans use an assumed health care cost trend rate of 7.25% for 2007, declining 1% for each succeeding year until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company's health and welfare plans.

        The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations

        The allocation of assets for the benefit plans as of December 31, 2006 and 2007 follows:

	Defined Benefit Pension Plans
	2006	2007
Equity securities	67%	64%
Fixed income securities (including cash)	24%	26%
Alternative investments	9%	10%

Total	100%	100%

        The Company's contributions to its defined benefit pension and postretirement benefit plans are estimated to aggregate $18 million in 2008.

        The Company estimates its defined benefit pension and other postretirement benefit plans will pay benefits to participants as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plan
Fiscal year ending December 31:
2008	$19	4
2009	20	4
2010	20	4
2011	21	4
2012	22	4
Five fiscal years thereafter	126	14

	$228	$34

20.    Segment Information

        Management evaluates the performance of the Company's segments based upon net revenue and "EBITDA", which is defined as income (loss) from continuing operations before income taxes, minority

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

20.    Segment Information (Continued)

interest, equity in losses of investments, interest expense, net and depreciation and amortization each of which is presented on the statements of operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, the Company also evaluates the performance of its segments based on segment EBITDA adjusted to exclude the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by affiliates of Blackstone and TCV, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
GDS
Net revenue	$1,515	$1,006	$510	$1,772
Segment EBITDA	500	(1,729)	129	465
GTA
Net revenue	217	203	84	330
Segment EBITDA	40	33	(15)	77
Orbitz Worldwide(c)
Net revenue	692	521	248	743
Segment EBITDA	(323)	(282)	20	102
Corporate and other
Segment EBITDA(a)	(108)	(139)	(59)	(410)
Intersegment eliminations(b)
Net revenue	(39)	(37)	(19)	(65)
Combined Totals
Net revenue	$2,385	$1,693	$823	$2,780
EBITDA	$109	$(2,117)	$75	$234

(a)
Other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by GDS to Orbitz Worldwide.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

20.    Segment Information (Continued)

(c)
Includes only ten months of activity for 2007, due to the deconsolidation of Orbitz Worldwide effective October 31, 2007.

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments:

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
EBITDA	$109	$(2,117)	$75	$234
Interest expense, net	(27)	(39)	(150)	(373)
Depreciation and amortization	(201)	(123)	(77)	(248)

Loss from continuing operations before income taxes and, minority interest and equity in losses of investments	$(119)	$(2,279)	$(152)	$(387)

        Provided below is a reconciliation of segment assets to total assets:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
GDS	$1,825	$3,222
Orbitz Worldwide	2,058	—
GTA	1,935	2,087
Corporate and other	318	831

Total	$6,136	$6,140

        The geographic segment information provided below is classified based on geographic location of the Company's subsidiaries:

	United States	United Kingdom	All Other Countries	Total
Net Revenue
Predecessor
Year ended December 31, 2005	$1,071	$245	$1,069	$2,385
January 1, 2006 through August 22, 2006	721	206	766	1,693
Company
July 13, 2006 (Formation Date) through December 31, 2006	374	66	383	823
Year ended December 31, 2007	1,204	261	1,315	2,780
Non-Current Assets
Non-current assets as of December 31, 2006	2,169	2,077	1,156	5,402
Non-current assets as of December 31, 2007	2,032	1,818	1,267	5,117

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

20.    Segment Information (Continued)

        Net revenue by country is determined by the domicile of the legal entity receiving the revenue for consumer revenue and the location code for the segment booking for distribution revenue.

21.    Related Party Transactions

Capital Transactions with Avis Budget

        In 2005, the Company received a $1,703 million capital contribution from Avis Budget primarily in connection with the acquisitions of Gullivers and ebookers and paid a $350 million dividend to Avis Budget in connection with the repatriation of foreign earnings (See Note 14—Long-Term Debt for additional information).

Due from Avis Budget, Net

        The following table summarizes related party transactions occurring between the Predecessor and Avis Budget:

January 1, 2006 through August 22, 2006
Due from Avis Budget, beginning balance	$874
Corporate-related functions	(84)
Related party agreements	16
Income taxes, net	266
Net interest on amounts due to and from Avis Budget	(5)
Advances to Avis Budget and affiliates, net	(151)
Non-cash forgiveness of intercompany debt	(916)

Due from Avis Budget, ending balance	$—

Corporate-Related Functions

        The Predecessor was allocated general corporate overhead expenses from Avis Budget for corporate-related functions based on a percentage of the Predecessor's forecasted revenue. General corporate overhead expense allocations included executive management, tax, insurance, accounting, legal and treasury services and certain employee benefits, information technology, telecommunications, call centers and real estate usage for common space. During the year ended December 31, 2005, and the period January 1, 2006 through August 22, 2006 the Predecessor was allocated $28 million and $22 million, respectively, of general corporate overhead expenses from Avis Budget, which are included within selling, general and administrative expenses on the accompanying statements of operations.

        Avis Budget also incurred certain expenses on behalf of the Predecessor. These expenses, which directly benefited the Predecessor, were allocated to the Predecessor based upon the Predecessor's actual utilization of the services. Direct allocations included costs associated with information technology, telecommunications, call centers and real estate usage. During the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, the Predecessor was allocated $104 million and $62 million, respectively, of expenses directly benefiting the Predecessor, which are included within selling, general and administrative expenses on the accompanying statements of operations.

        The Predecessor believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Avis Budget are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for the Predecessor to estimate for all historical periods presented, the actual level of expenses that would have been incurred had the Predecessor been operating as a separate, stand-alone public company.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

21.    Related Party Transactions (Continued)

Related Party Agreements with Avis Budget

        The Predecessor conducted the following business activities with Avis Budget and its other subsidiaries: (i) provides corporate travel management services to Avis Budget and its affiliates and (ii) maintains marketing agreements with Avis Budget affiliates. In connection with these activities, the Predecessor recorded net revenue of $30 million and $16 million during the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, respectively.

Income Taxes, Net

        As discussed in Note 2—Summary of Significant Accounting Policies, the Predecessor is included in the consolidated federal and state income tax returns of Avis Budget. The income tax payable to Avis Budget was approximately $47 million as of August 22, 2006.

Net Interest on Amounts Due to Avis Budget

        In the ordinary course of business prior to the Acquisition, Avis Budget swept cash from the Predecessor's bank accounts and the Predecessor maintained certain loan balances due to Avis Budget. Inclusive of unpaid corporate allocations, the Predecessor had net amounts due from Avis Budget, exclusive of income taxes, totaling approximately $1,187 million as of December 31, 2005. In connection with the Acquisition, all amounts due from Avis Budget at August 22, 2006 were forgiven. Certain of the advances made to or from Avis Budget were interest bearing. In connection with the interest bearing activity, the Predecessor recorded net interest expense of $10 million and $5 million during the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, respectively.

Transition Services Agreement

        The Company entered into a transition services agreement with Avis Budget, Wyndham Worldwide Corporation and Realogy Corporation in order to maintain certain critical general and administrative functions immediately after the Acquisition and continuing for various periods of time, none of which extend beyond December 2007. Avis Budget, Wyndham and Realogy agreed to provide certain payroll, human resources, systems support, records management and other services to the Company, for which the Company was charged approximately $1 million for the period July 13, 2006 (Formation Date) through December 31, 2006.

Transactions with Entities Related to Owners

        The Blackstone Group is the ultimate majority shareholder in the Company. The Blackstone Group invests in a wide variety of companies operating in many industries. The Company pays an annual monitoring fee to Blackstone, TCV and OEP. During 2006, this management fee was approximately $2 million. In December 2007, the Company received a notice from Blackstone, TCV and OEP terminating the transaction and monitoring fee agreement and electing to receive a lump sum fee in lieu of annual payments of the monitoring fee. The lump sum fee was agreed to be $57 million; accordingly, the Company recorded an expense of $57 million in termination fees (See note 8-Separation and Restructuring Charges).

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

21.    Related Party Transactions (Continued)

        During 2006, the Company recorded $45 million in transaction costs for advisor services provided by companies controlled by Blackstone and TCV.

22.    Guarantor and Non-Guarantor Financial Statements

        The following consolidating financial statements presents the Company's Consolidating Balance Sheets as of December 31, 2006 and 2007 and the Consolidating Statements of Operations and Cash Flows for the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING STATEMENT OF OPERATIONS
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$409	$434	$(20)	$823

Cost and expenses
Cost of revenue	—	—	—	71	323	(20)	374
Selling, general and administrative	—	—	—	219	123	—	342
Separation and restructuring charges	—	—	—	17	1	—	18
Depreciation and amortization	—	—	—	45	32	—	77
Impairment of intangible assets	—	—	—	14	—	—	14

Total costs and expenses	—	—	—	366	479	(20)	825

Operating income (loss)	—	—	—	43	(45)	—	(2)
Interest expense, net	—	—	(139)	(9)	(2)	—	(150)
Equity in earnings (losses) of subsidiaries	(150)	(112)	27	—	—	235	—

Income (loss) before income taxes and equity in losses of investments	(150)	(112)	(112)	34	(47)	235	(152)
(Provision) benefit for income taxes	—	—	—	(7)	4	—	(3)
Equity in losses of investments, net	—	—	—	—	(1)	—	(1)

Income (loss) from continuing operations, net of tax	(150)	(112)	(112)	27	(44)	235	(156)
Loss from discontinued operations, net of tax	—	—	—	—	(2)	—	(2)
Gain on disposal of discontinued operations, net of tax	—	—	—	—	8	—	8

Net Income (loss)	$(150)	$(112)	$(112)	$27	$(38)	$235	$(150)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$1,175	$1,670	$(65)	$2,780

Cost and expenses
Cost of revenue	—	—	—	585	647	(65)	1,167
Selling, general and administrative	—	—	—	455	831	—	1,286
Separation and restructuring charges	—	—	—	90	—	—	90
Depreciation and amortization	—	—	—	150	98	—	248
Impairment of intangible assets	—	—	—	1	—	—	1
Other expense, net	—	—	—	2	—	—	2

Total costs and expenses	—	—	—	1,283	1,576	(65)	2,794

Operating income (loss)	—	—	—	(108)	94	—	(14)
Interest income (expense), net	9	—	(357)	(5)	(20)	—	(373)
Equity in losses of subsidiaries	(445)	(470)	(109)	—	—	1,024	—

Income (loss) before income taxes, minority interest, and equity in losses of investments	(436)	(470)	(466)	(113)	74	1,024	(387)
Provision for income taxes	—	—	—	(1)	(40)	—	(41)
Minority interest, net of tax	—	3	—	—	—	—	3
Equity in losses of investments, net	—	(4)	—	—	—	—	(4)

Income (loss) from continuing operations, net of tax	(436)	(471)	(466)	(114)	34	1,024	(429)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	(6)	—	(6)

Net income (loss)	$(436)	$(471)	$(466)	$(114)	$27	$$1,024	$(436)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$76	$—	$95
Accounts receivable, net	—	—	—	78	362	—	440
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	62	—	160
Assets of discontinued operations	—	—	—	—	26	—	26

Total current assets	—	—	59	141	534	—	734
Investment in subsidiary/intercompany	769	(1,216)	2,325	—	—	(1,878)	—
Property and equipment, net	—	—	—	362	146	—	508
Goodwill	—	—	—	924	1,219	—	2,143
Trademarks and tradenames	—	—	—	538	167	—	705
Other intangible assets, net	—	—	—	954	677	—	1,631
Non-current deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	118	138	—	381

Total assets	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$236	$—	$307
Accrued expenses and other current liabilities	—	—	55	367	404	—	826
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13
Liabilities of discontinued operations	—	—	—	—	5	—	5

Total current liabilities	—	—	77	444	654	—	1,175
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	244	—	244
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	139	35	—	200

Total liabilities	—	—	3,725	708	934	—	5,367
Total shareholders' equity/intercompany	769	(1,216)	(1,216)	2,325	1,985	$(1,878)	769

Total liabilities and shareholders' equity	$769	$(1,216)	$2,509	$3,033	$2,919	$(1,878)	$6,136

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$221	$—	$—	$(6)	$94	$—	$309
Accounts receivable, net	—	—	—	98	318	—	416
Deferred income taxes	—	—	—	4	5	—	9
Other current assets	2	—	99	69	83	—	253
Assets of discontinued operations	—	—	—	—	36	—	36

Total current assets	223	—	99	165	536	—	1,023
Investment in subsidiary/intercompany	661	(1,003)	2,602	—	—	(2,260)	—
Property and equipment, net	—	—	—	451	90	—	541
Goodwill	—	—	—	962	784	—	1,746
Trademarks and tradenames	—	—	—	313	197	—	510
Other intangible assets, net	—	—	—	1,029	688	—	1,717
Investment in Orbitz Worldwide	—	364	—	—	—	—	364
Non-current deferred income taxes	—	—	—	—	3	—	3
Other non-current assets	9	—	42	126	59	—	236

Total assets	$893	$(639)	$2,743	$3,046	$2,357	$(2,260)	$6,140

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$40	$151	$—	$191
Accrued expenses and other current liabilities	5	29	37	165	585	—	821
Current portion of long-term debt	—	—	10	7	—	—	17
Deferred income taxes	—	—	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	—	8	—	8

Total current liabilities	5	29	47	212	744	—	1,037
Long-term debt	—	—	3,699	52	—	—	3,751
Deferred income taxes	—	—	—	30	231	—	261
Other non-current liabilities	—	—	—	150	53	—	203

Total liabilities	5	29	3,746	444	1,028	—	5,252
Total shareholders' equity/intercompany	888	(668)	(1,003)	2,602	1,329	(2,260)	888

Total liabilities and shareholders' equity	$893	$(639)	$2,743	$3,046	$2,357	$(2,260)	$6,140

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CASH FLOWS
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(150)	$(112)	$(112)	$27	$(38)	$235	$(150)
Loss from discontinued operations	—	—	—	—	(6)	—	(6)

Income (loss) from continuing operations	(150)	(112)	(112)	27	(44)	235	(156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	45	32	—	77
Impairment of intangible assets	—	—	—	14	—	—	14
Deferred income taxes	—	—	—	7	(12)	—	(5)
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	17	—	—	—	17
Unrealized losses on derivative instruments	—	—	11	—	—	—	11
Non-cash charges related to tax sharing liability	—	—	—	5	—	—	5
Non-cash Travelport equity grants	—	—	—	6	—	—	6
Equity in losses of investments	—	—	—	1	—	—	1
Equity in (earnings) losses of subsidiaries	150	112	(27)	—	—	(235)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	61	36	—	97
Other current assets	—	—	—	3	33	—	36
Accounts payable, accrued expenses and other current liabilities	—	—	(4)	(92)	(5)	—	(101)
Other	—	—	—	4	3	—	7

Net cash provided by (used in) operating activities of continuing operations	—	—	(115)	81	44	—	10

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CASH FLOWS (Continued)
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities of continuing operations
Property and equipment additions	—	—	—	(51)	(15)	—	(66)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	(2,059)	—	(2,051)	—	(4,110)
Loan to Worldspan	(125)	—	—	—	—	—	(125)
Net intercompany funding	(777)	—	(1,318)	—	2,095	—	—
Proceeds from asset sales	—	—	—	—	—	—	—
Other	—	—	—	(11)	2	—	(9)

Net cash provided by (used in) investing activities of continuing operations	(902)	—	(3,377)	(62)	31	—	(4,310)

Financing activities of continuing operations
Proceeds from borrowings	—	—	3,603	—	—	—	3,603
Principal payments on borrowings	—	—	(6)	(1,783)	—	—	(1,789)
Repayment from Avis Budget	—	—	—	1,783	—	—	1,783
Issuance of common stock	902	—	—	—	—	—	902
Debt issuance cost	—	—	(105)	—	—	—	(105)

Net cash provided by financing activities of continuing operations	902	—	3,492	—	—	—	4,394

Effect of changes in exchange rates on cash	—	—	—	—	2	—	2

Net increase in cash and cash equivalents from continuing operations	—	—	—	19	77	—	96

Cash used in discontinued operations
Operating activities	—	—	—	—	3	—	3
Investing activities	—	—	—	—	(2)	—	(2)

Net cash used in discontinued operations	—	—	—	—	1	—	1
Cash and cash equivalents at beginning of period	—	—	—	—	—	—	—

Cash and cash equivalents at end of period	—	—	—	19	78	—	97
Less cash of discontinued operations	—	—	—	—	(2)	—	(2)

Cash and cash equivalents of continuing operations	$—	$—	$—	$19	$76	$—	$95

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CASH FLOWS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(436)	$(471)	$(466)	$(114)	$27	$1,024	$(436)
Loss from discontinued operations	—	—	—	—	7	—	7

Income (loss) from continuing operations	(436)	(471)	(466)	(114)	34	1,024	(429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	150	98		248
Impairment of long-lived assets	—	—	—	—	1	—	1
Loss on sale of assets	—	—	—	3	—	—	3
Deferred income taxes	—	—	—	(4)	(20)		(24)
Provision for bad debts	—	—	—	3	8	—	11
Amortization of debt issuance costs	—	—	40	—	—	—	40
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	—	9	3	—	12
Non-cash Travelport equity grants	—	—	—	189	2	—	191
Equity in losses of investments	—	4	—	—	—	—	4
Minority interest, net of tax	—	(3)	—	—	—	—	(3)
Equity in losses of subsidiaries	445	470	109	—	—	(1,024)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(61)	117	—	56
Other current assets	—	—	—	(47)	35	—	(12)
Accounts payable, accrued expenses and other current liabilities	—	—	—	59	34	—	93
Other	—	—	—	53	(20)	—	33

Net cash provided by (used in) operating activities of continuing operations	9	—	(317)	240	292	—	224

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CASH FLOWS (Continued)
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities of continuing operations
Property and equipment additions	—	—	—	(84)	(20)	—	(104)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	—	(1,074)	—	—	(1,074)
Impact on cash from deconsolidation of Orbitz Worldwide	—	—	—	—	(49)	—	(49)
Net intercompany funding	(405)	—	395	880	(870)	—	—
Proceeds from asset sales	—	—	—	36	57	—	93
Other	—	—	—	(19)	2	—	(17)

Net cash provided by (used in) investing activities of continuing operations	(405)	—	395	(261)	(880)	—	(1,151)

Financing activities of continuing operations
Proceeds from borrowings	—	—	1,040	—	607	—	1,647
Principal payments on borrowings	—	—	(1,093)	(4)	—	—	(1,097)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds from Orbitz Worldwide IPO	477	—	—	—	—	—	477
Contribution of paid in kind note from Parent	135	—	—	—	—	—	135
Debt issuance costs	—	—	(25)	—	(5)	—	(30)

Net cash provided by financing activities of continuing operations	617	—	(78)	(4)	602	—	1,137

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase in cash and cash equivalents from continuing operations	221	—	—	(25)	18	—	214

Cash provided by discontinued operations
Operating activities	—	—	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	—	—	19	78	—	97

Cash and cash equivalents at end of period	221	—	—	(6)	98	—	313
Less cash of discontinued operations	—	—	—	—	(4)	—	(4)

Cash and cash equivalents of continuing operations	$221	$—	$—	$(6)	$94	$—	$309

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

        The following combining Statements of Operations and Cash Flows for the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006 are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for: (a) Cendant Travel Distribution Service Group, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

TRAVELPORT BUSINESSES OF AVISBUDGET CORPORATION (PREDECESSOR)
COMBINING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$1,154	$1,278	$(47)	$2,385

Cost and expenses
Cost of revenue	—	440	604	(47)	997
Selling, general and administrative	—	422	417	—	839
Restructuring charges	—	22	—	—	22
Depreciation and amortization	—	129	72	—	201
Impairment of intangible assets	—	121	301	—	422
Other income, net	—	(1)	(3)	—	(4)

Total costs and expenses	—	1,133	1,391	(47)	2,477

Operating income (loss)	—	21	(113)	—	(92)
Interest expense, net	—	(17)	(10)	—	(27)
Equity in losses of subsidiaries	(50)		—	50	—

Income (loss) before income taxes and equity in losses of investments	(50)	4	(123)	50	(119)
Benefit for income taxes	—	66	10	—	76
Equity in losses of investments, net	—	—	(1)	—	(1)

Income (loss) from continuing operations, net of tax	(50)	70	(114)	50	(44)
Loss from discontinued operations	—	—	(6)	—	(6)

Net income (loss)	$(50)	$70	$(120)	$50	$(50)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING STATEMENT OF OPERATIONS
January 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$838	$896	$(41)	$1,693

Cost and expenses
Cost of revenue	—	335	421	(41)	715
Selling, general and administrative	—	343	302	—	645
Separation and restructuring charges	—	92	—	—	92
Depreciation and amortization	—	72	51	—	123
Other income, net	—	(7)	—	—	(7)
Impairment of intangible assets	—	2,148	217	—	2,365

Total costs and expenses	—	2,983	991	(41)	3,933

Operating loss	—	(2,145)	(95)	—	(2,240)
Interest expense, net	—	(26)	(13)	—	(39)
Equity in losses of subsidiaries	(2,176)	—	—	2,176	—

Loss before income taxes and equity in losses of investments	(2,176)	(2,171)	(108)	2,176	(2,279)
Benefit (provision) for income taxes	—	132	(16)	—	116
Equity in losses of investments, net	—	(1)	—	—	(1)

Loss from continuing operations, net of tax	(2,176)	(2,040)	(124)	2,176	(2,164)
Loss from discontinued operations	—	—	(6)	—	(6)
Loss from disposal of discontinued operations	—	—	(6)	—	(6)

Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CASH FLOWS
For the Year Ended December 31, 2005

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Operating activities of continuing operations
Net income (loss)	$(50)	$70	$(120)	$50	$(50)
Loss from discontinued operations	—	—	6	—	6

Income (loss) from continuing operations	(50)	70	(114)	50	(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	127	74	—	201
Impairment of intangible assets	—	121	301	—	422
Deferred income taxes	—	(7)	(50)	—	(57)
Provision for bad debts	—	(7)	(3)	—	(10)
Gain on sale of assets	—	—	(1)	—	(1)
Non-cash charges related to tax sharing liability	—	16	—	—	16
Equity in losses of subsidiaries	50	—	—	(50)	—
Equity in losses of investments, net	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(5)	(12)	—	(17)
Other current assets	—	3	(2)	—	1
Accounts payable, accrued expenses and other current liabilities	—	13	5	—	18
Other	—	(14)	35	—	21

Net cash provided by operating activities of continuing operations	—	318	233	—	551

Investing activities of continuing operations
Property and equipment additions	—	(103)	(49)	—	(152)
Net assets acquired, net of cash acquired and acquisition-related payments	—	4	(1,507)	—	(1,503)
Net intercompany funding to Avis Budget	—	(168)	(314)	—	(482)
Proceeds from asset sales	—	1	9	—	10
(Increase) decrease in restricted cash	—	10	(6)	—	4

Net cash used in investing activities of continuing operations	—	(256)	(1,867)	—	(2,123)

Financing activities of continuing operations
Proceeds from borrowings	—	—	350	—	350
Principal payments on borrowings	—	(2)	(48)	—	(50)
Capital contributions from Avis Budget	—	—	1,703	—	1,703
Dividends paid to Avis Budget	—	(45)	(305)	—	(350)

Net cash provided by (used in) financing activities of continuing operations	—	(47)	1,700	—	1,653

Effect of changes in exchange rates on cash and cash equivalents	—	—	(36)	—	(36)

Net increase in cash and cash equivalents from continuing operations	—	15	30	—	45
Cash used in discontinued operations
Operating activities	—	—	(4)	—	(4)
Investing activities	—	—	5	—	5
Effects of exchange rate changes	—	—	(2)	—	(2)

Net cash used in discontinued operations	—	—	(1)	—	(1)

Cash and cash equivalents at beginning of year	—	(2)	51	—	49

Cash and cash equivalents at end of year	—	13	80	—	93
Less cash of discontinued operations	—	—	(7)	—	(7)

Cash and cash equivalents of continuing operations	$—	$13	$73	$—	$86

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CASH FLOWS
For the period January 1, 2006 to August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Operating activities of continuing operations
Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,176)	(2,040)	(124)	2,176	(2,164)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	51	—	123
Impairment of intangible assets	—	2,148	217	—	2,365
Deferred income taxes	—	(88)	(23)	—	(111)
Provision for bad debts	—	—	10	—	10
Gain on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Equity in losses of investments, net	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	27	—	(84)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	124	28	—	152
Investment in subsidiaries	2,176	—	—	(2,176)	—
Other	—	25	(57)	—	(32)

Net cash provided by operating activities of continuing operations	—	138	135	—	273

Investing activities of continuing operations
Property and equipment additions	—	(76)	(24)	—	(100)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Increase in restricted cash	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	198	—	84

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Payment for settlement of tax sharing liability	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net increase in cash and cash equivalents from continuing operations	—	(8)	(9)	—	(17)
Cash used in discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	3	—	3

Net cash used in discontinued operations	—	—	(7)	—	(7)

Cash and cash equivalents at beginning of period	—	13	80	—	93

Cash and cash equivalents at end of period	$—	$5	$64	$—	$69

EXHIBIT INDEX

Exhibits No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1	Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, as further amended and restated on May 23, 2007, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 30, 2007 (dated May 23, 2007)).
10.2	Security Agreement dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited. Certain Subsidiaries of Holdings Identified Herein and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.3	Transition Services Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
10.4	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
10.5	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.6	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.7	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).*

10.9	Employment Agreement of Jeff Clarke, dated as of September 26, 2006 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.10	Service Agreement dated as of March 30, 2007, between Gordon Wilson and Galileo International Limited (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.11	Form of Employment Agreement (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.12	Profit Interest Award Agreement of Gordon Wilson, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.13	Form of Profit Interest Award Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.14	Restricted Equity Unit Award Agreement for Jeff Clarke, dated as of October 6, 2006 (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.15	Restricted Equity Unit Award Agreement for Gordon Wilson, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.16	Form of Restricted Equity Unit Award Agreement (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.17	Form of Purchased Restricted Equity Units Award Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.18	Form of 2006 Interest Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.19	Amended and Restated Partnership Agreement, dated as of March 26, 2007 (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.20	Deferred Compensation Plan.
10.21	Form of Travelport 2007 Supplemental Profit Sharing Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 25, 2007 (dated July 19, 2007)).
10.22	Form of TDS Investor (Cayman) L.P. Fourth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.23	Form of Amendment No. 1 to Management Equity Award Agreement (Restricted Equity Units (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.24	Form of Amendment No. 1 to Management Equity Award Agreement (Profits Interests) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).

10.25	Form of Management Equity Award Agreement (Senior Leadership Team) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.26	Form of Management Equity Award Agreement for Gordon Wilson (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.27	TDS Investor (Cayman) L.P. Second Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.28	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership.
10.29	TDS Investor (Cayman) L.P. Third Amended and Restated 2006 Interest Plan.
10.30	Letter Agreement between Patrick J. Bourke III and the Company, dated as of July 21, 2006.
10.31	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC.*
10.32	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC.*
10.33	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC.*
10.34	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC.*
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Outstanding Equity Awards at 2007 Fiscal-Year End
Option Exercises and Stock Vested in 2007
Pension Benefits in 2007
Nonqualified Deferred Compensation in 2007
Potential Payments Upon Termination of Employment or Change in Control
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIALS STATEMENT SCHEDULES.
  ITEM 15(A)(1) FINANCIAL STATEMENTS
  ITEM 15(A)(3) EXHIBITS
SIGNATURES
TRAVELPORT LIMITED INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
TRAVELPORT LIMITED STATEMENTS OF OPERATIONS (in millions)
TRAVELPORT LIMITED BALANCE SHEETS (in millions, except per share data)
TRAVELPORT LIMITED STATEMENTS OF CASH FLOWS (in millions)
TRAVELPORT LIMITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in millions)
TRAVELPORT LIMITED NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except for share data)
TRAVELPORT LIMITED CONSOLIDATING STATEMENT OF OPERATIONS For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING STATEMENT OF OPERATIONS For the Year Ended December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING BALANCE SHEET As of December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING BALANCE SHEET As of December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CASH FLOWS For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CASH FLOWS (Continued) For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CASH FLOWS For the Year Ended December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CASH FLOWS (Continued) For the Year Ended December 31, 2007
TRAVELPORT BUSINESSES OF AVISBUDGET CORPORATION (PREDECESSOR) COMBINING STATEMENT OF OPERATIONS For the Year Ended December 31, 2005
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING STATEMENT OF OPERATIONS January 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CASH FLOWS For the Year Ended December 31, 2005
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CASH FLOWS For the period January 1, 2006 to August 22, 2006
EXHIBIT INDEX