Form 10-Q
period 2008-03-31
Travelport LTD
filed 2008-05-14
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 14, 2008, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

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

  •
  risks associated with doing business in multiple countries and in multiple currencies; and

  •
  maintenance and protection of our information technology and intellectual property.

        We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission

(the "SEC") on March 11, 2008, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net revenue	$666	$666

Costs and expenses
Cost of revenue	278	339
Selling, general and administrative	261	182
Separation and restructuring charges	23	9
Depreciation and amortization	54	67

Total costs and expenses	616	597

Operating income	50	69
Interest expense, net	(85)	(86)
Gain on early extinguishment of debt	—	9

Loss from continuing operations before income taxes and equity in losses of investments, net	(35)	(8)
Benefit (provision) for income taxes	3	(12)
Equity in losses of investments, net	—	(7)

Net loss	$(32)	$(27)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in millions)

	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$309	$207
Accounts receivable, net	416	506
Deferred income taxes	9	10
Other current assets	253	330
Assets of discontinued operations	36	—

Total current assets	1,023	1,053
Property and equipment, net	541	522
Goodwill	1,746	1,820
Trademarks and tradenames	510	525
Other intangible assets, net	1,717	1,736
Investment in Orbitz Worldwide	364	358
Non-current deferred income taxes	3	3
Other non-current assets	236	244

Total assets	$6,140	$6,261

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$178
Accrued expenses and other current liabilities	821	859
Current portion of long-term debt	17	18
Deferred income taxes	—	1
Liabilities of discontinued operations	8	—

Total current liabilities	1,037	1,056
Long-term debt	3,751	3,791
Deferred income taxes	261	278
Other non-current liabilities	203	190

Total liabilities	5,252	5,315

Commitments and contingencies (note 10)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,311	1,311
Accumulated deficit	(587)	(614)
Accumulated other comprehensive income	164	249

Total shareholders' equity	888	946

Total liabilities and shareholders' equity	$6,140	$6,261

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Operating activities of continuing operations
Net loss	$(32)	$(27)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations
Depreciation and amortization	54	67
Deferred income taxes	1	(4)
Provision for bad debts	3	4
Gain on early extinguishment of debt	—	(9)
Gain on sale of property	1	—
Amortization of debt issuance costs	5	5
Non-cash charges related to tax sharing liability	3	—
Equity based compensation	3	—
Equity in losses of investments	—	7
Payment of FASA liability	—	(8)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	21	(78)
Other current assets	—	(4)
Accounts payable, accrued expenses and other current liabilities	101	7
Other	1	(11)

Net cash provided by (used in) operating activities of continuing operations	161	(51)

Investing activities of continuing operations
Property and equipment additions	(31)	(13)
Acquisition related payments	(5)	(3)
Other	1	(1)

Net cash used in investing activities of continuing operations	(35)	(17)

Financing activities of continuing operations
Principal payments on borrowings	(6)	(38)
Issuance of common stock	2	—

Net cash used in financing activities of continuing operations	(4)	(38)

Effect of changes in exchange rates on cash and cash equivalents	1	4

Net increase (decrease) in cash and cash equivalents from continuing operations	123	(102)

Cash provided by (used in) discontinued operations
Operating activities	2	—
Investing activities	(1)	—

Cash provided by discontinued operations	1	—

Cash and cash equivalents at beginning of period	97	309

Cash and cash equivalents at end of period	221	207
Less cash of discontinued operations	(3)	—

Cash and cash equivalents of continuing operations	$218	$207

Supplemental disclosure of cash flow information
Interest payments	$118	$108
Income tax payments, net	$4	$7

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2008	$—	$1,311	$(587)	$164	$888
Net loss	—	—	(27)	—
Currency translation adjustment, net of tax of $0	—	—	—	97
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(18)
Unrealized loss on investments, net of tax of $0	—	—	—	6
Total comprehensive income					58

Balance as of March 31, 2008	$—	$1,311	$(614)	$249	$946

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

1. Basis of Presentation

        Travelport Limited ("Travelport" or the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of acquiring the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation) ("Avis Budget"). Travelport is one of the world's largest travel services companies serving the global travel industry. It operates 20 leading brands, including Galileo and Worldspan global distribution systems ("GDS") and Gullivers Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 6,000 employees and operates in 145 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

2. Recently Issued Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 establishes enhanced disclosure requirements for derivatives instruments and hedging activities. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 as required, and is currently evaluating the impact of such adoption on its financial statements.

        The Company adopted the provisions of SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has elected not to apply the fair value option to its financial assets and liabilities.

        The Company adopted the provisions of SFAS No. 157 "Fair Value Measurement" ("SFAS No. 157"), effective January 1, 2008. Under this standard, the financial assets and liabilities on the Company's balance sheet that are required to be recorded at fair value on a recurring basis are marketable securities and assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's estimates about the assumptions market participants would use in the pricing the asset or liability developed based on the best information available.

        The hierarchy defined by SFAS No. 157 is broken down into three levels based on the reliability of inputs as follows:

    Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Recently Issued Accounting Pronouncements (Continued)

    Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

    Level 3—Valuations based on inputs that are unobservable and significant to overall fair value measurement.

        The Company's marketable securities are classified as available-for-sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and are included within other current assets on the Company's Consolidated Condensed Balance Sheet. These securities are actively traded on exchanges and have price quotes for identical assets to the securities held by the Company, and as such, the valuations are considered within Level 1 of the fair value hierarchy.

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments, that do not entail significant judgment. These pricing models are categorized within Level 2 of the fair value hierarchy.

        The adoption of SFAS No. 157 has not had a significant impact on the Company's results of operations or balance sheet as of March 31, 2008. See Note 9, Fair Value Disclosures for additional information.

3. Discontinued Operations

        As of December 31, 2007, the Company reached a definitive agreement to sell its TRUST business, a non-core business within its GTA segment. The Company completed the sale of this business in January 2008.

        Summarized statement of operations data for discontinued operations is as follows:

Three Months Ended March 31, 2007
Net revenue	$7

Loss before income taxes	—
Benefit for income taxes	—

Loss from discontinued operations, net of tax	$—

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

4. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Separation costs	$2	$—
Restructuring charges	21	9

	$23	$9

Separation Costs

        Separation costs of $2 million for the three months ended March 31, 2007 consisted of $1 million in employee retention and bonus plans and $1 million in professional fees related to the separation plan.

Restructuring Charges

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into our GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. The recognition of the restructuring charges and the corresponding utilization during the three months ended March 31, 2008 are summarized by category as follows:

Balance at January 1, 2008	$8
Restructuring charges	9
Cash payments	(7)

Balance at March 31, 2008	$10

        Approximately $6 million and $1 million of the restructuring charges incurred during the three months ended March 31, 2008 have been recorded within the GDS and GTA segments, respectively, and approximately $2 million has been recorded within Corporate and other. The Company expects to incur additional restructuring charges during 2008, primarily within the GDS segment.

        The restructuring charges incurred during the three months ended March 31, 2007 related to the 2006 restructuring plan. Approximately $18 million, $1 million and $1 million of the restructuring charges have been recorded within the GDS, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million has been recorded within Corporate and other.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

5. Other Current Assets

        Other current assets consisted of:

	As of December 31, 2007	As of March 31, 2008
Derivative contracts	$101	$172
Prepaid expenses	46	49
Sales and use tax receivables	37	41
Other	69	68

	$253	$330

6. Intangible Assets

        Intangible assets consisted of:

	As of December 31, 2007			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,746			$1,820

Trademarks and tradenames	$510			$525

Amortizable Intangible Assets
Customer relationships	$1,826	$157	$1,669	$1,881	$195	$1,688
Vendor relationships and other	52	4	48	56	6	48

	$1,878	$161	$1,717	$1,937	$201	$1,736

        The changes in the carrying amount of goodwill for the Company between December 31, 2007 and March 31, 2008 were as follows:

	Balance as of December 31, 2007	Adjustments to Goodwill Acquired in 2007	Foreign Exchange	Balance as of March 31, 2008
GDS	$937	$8	$—	$945
GTA	809	—	66	875

	$1,746	$8	$66	$1,820

        The adjustments to goodwill acquired in 2007 primarily related to fair value adjustments associated with certain fixed assets acquired and current liabilities assumed in the Worldspan acquisition.

        The purchase price allocation related to the Worldspan acquisition is based on preliminary estimates and assumptions. Accordingly, the allocation may be subject to revision when the Company receives final information, including appraisals, valuations and other analyses. Any revision to fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocation. The Company expect to complete the purchase price allocation during the third quarter of 2008.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

6. Intangible Assets (Continued)

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended March 31,
	2007	2008
Customer relationships	$30	$31
Vendor relationships and other	1	4

Total	$31	$35

        The Company expects amortization expense relating to intangible assets to be approximately $99 million for the remainder of 2008 and $134 million, $135 million, $130 million, $125 million and $123 million for each of the five succeeding fiscal years, respectively.

7. Orbitz Worldwide

        Prior to October 31, 2007, Orbitz Worldwide, Inc. ("Orbitz Worldwide") was a consolidated subsidiary of the Company. As a result of certain transactions, effective October 31, 2007, the Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. As of March 31, 2008, the Company's investment in Orbitz Worldwide was $358 million. The Company has recorded a $7 million loss related to its investment in Orbitz Worldwide for the three months ended March 31, 2008 within the equity in losses of investments, net line item on the Consolidated Condensed Statements of Operations. Presented below are the summary results of operations for the three months ended March 31, 2008 for Orbitz Worldwide.

Statement of Operations	Three Months Ended March 31, 2008
Net revenue	$219
Operating expenses	220

Operating loss	(1)
Interest expense, net	(16)

Loss before income taxes	(17)
Income tax benefit	2

Net loss	$(15)

        During the three months ended March 31, 2008, approximately $28 million of net revenue was earned by Orbitz Worldwide through transactions with the Company. As of March 31, 2008, the Company had a balance payable to Orbitz Worldwide of approximately $20 million related to such transactions, which is included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Orbitz Worldwide (Continued)

8. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of December 31, 2007	As of March 31, 2008
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,723	$1,720
Euro-denominated	August 2013	510	552
Senior notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	343	324
9 7/8% notes	September 2014	450	450
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	233	253
Capital leases and other		59	60

Total debt		3,768	3,809
Less: Current portion		17	18

Long-term debt		$3,751	$3,791

        During the three months ended March 31, 2008, the Company repurchased approximately $44 million aggregate principal amount of notes at a discount resulting in $9 million of gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated term loan facility and Euro-denominated notes increased by approximately $87 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance Sheet. The Company repaid approximately $3 million of debt under its senior secured credit facility as required under the senior secured credit agreement.

9. Fair Value Disclosures

        The Company's assets and liabilities recorded at fair value consist of marketable securities and derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, and are included within the Level 1 and Level 2 categories. See Note 2 for a discussion of the Company's polices regarding this hierarchy.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

9. Fair Value Disclosures (Continued)

        The following fair value table presents information about the Company's assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2007	As of March 31, 2008
Marketable Securities—Leve1 1—Quoted Prices in Active Markets	$4	$6
Derivatives—Level 2—Significant Other Observable Inputs
Unrealized foreign exchange gains on foreign currency interest rate swaps	133	211
Foreign exchange forwards—assets	1	5
Foreign exchange forwards—liabilities	(5)	(7)
Unrealized loss on interest rate swaps	(37)	(50)

10. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2007 Financial Statements included in its Annual Report on Form 10-K filed with the SEC on March 11, 2008.

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

10. Commitments and Contingencies (Continued)

on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

        The Company's separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independent of the Company's separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Company. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. The Company is not able to predict the amount of such tax liability, if any. To the extent that the Company's obligation to indemnify Avis Budget subjects the Company to additional costs, such costs would be treated as an adjustment to the purchase price, increasing tax-deductible goodwill, and could significantly and negatively affect the Company's financial condition.

11. Segment Information

        Management evaluates the performance of the Company based upon net revenue and "EBITDA", which is defined as income (loss) from continuing operations before income taxes, equity in losses of investments, net, interest expense, net and depreciation and amortization, each of which is presented on the Company's Consolidated Condensed Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, the Company also evaluates the performance of its segments based on EBITDA adjusted to exclude the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by affiliates of Blackstone and TCV, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Segment Information (Continued)

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
GDS
Net revenue	$414	$592
Segment EBITDA	117	167
GTA
Net revenue	57	74
Segment EBITDA	(1)	9
Orbitz Worldwide
Net revenue	212	—
Segment EBITDA	23	—
Corporate and other
EBITDA(a)	(35)	(31)
Intersegment eliminations(b)
Net revenue	(17)	—
Combined Totals
Net revenue	$666	$666
EBITDA	$104	$145

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investments, net:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
EBITDA	$104	$145
Interest expense, net	(85)	(86)
Depreciation and amortization	(54)	(67)

Loss from continuing operations before income taxes and equity in losses of investments, net	$(35)	$(8)

        Provided below is a reconciliation of segment assets to total assets:

	As of December 31, 2007	As of March 31, 2008
GDS	$3,222	$3,250
GTA	2,087	2,226
Corporate and other	831	785

Total	$6,140	$6,261

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements

        The following condensed financial information presents the Company's Consolidating Condensed Balance Sheet as of March 31, 2008 and December 31, 2007 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2008 and 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor and the Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$325	$356	$(15)	$666

Cost and expenses
Cost of revenue	—	—	—	107	186	(15)	278
Selling, general and administrative	—	—	—	100	161	—	261
Separation and restructuring charges	—	—	—	23	—	—	23
Depreciation and amortization	—	—	—	35	19	—	54
Other expense (income), net	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	266	365	(15)	616

Operating income (loss)	—	—	—	59	(9)	—	50
Interest (expense) income, net	—	—	(83)	(4)	2	—	(85)
Equity in earnings (losses) of subsidiaries	(32)	(29)	54	—	—	7	—

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(32)	(29)	(29)	55	(7)	7	(35)
(Provision) benefit for income taxes	—	—	—	(1)	4	—	3

Net income (loss)	$(32)	$(29)	$(29)	$54	$(3)	$7	$(32)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$289	$377	$—	$666

Cost and expenses
Cost of revenue	—	—	—	171	168	—	339
Selling, general and administrative	(2)	—	4	10	170	—	182
Separation and restructuring charges	—	—	—	4	5	—	9
Depreciation and amortization	—	—	—	47	20	—	67

Total costs and expenses	(2)	—	4	232	363	—	597

Operating income (loss)	2	—	(4)	57	14	—	69
Interest expense, net	—	—	(82)	(4)	—	—	(86)
Gain on early extinguishment of debt	—	—	9	—	—	—	9
Equity in earnings (losses) of subsidiaries	(29)	(26)	51	—	—	4	—

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(27)	(26)	(26)	53	14	4	(8)
Provision for income taxes	—	—	—	(2)	(10)	—	(12)
Equity in losses of investments, net	—	(7)	—	—	—	—	(7)

Net income (loss)	$(27)	$(33)	$(26)	$51	$4	$4	$(27)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$109	$—	$—	$5	$93	$—	$207
Accounts receivable, net	—	—	—	119	387	—	506
Deferred income taxes	—	—	—	4	6	—	10
Other current assets	6	—	166	66	92	—	330

Total current assets	115	—	166	194	578	—	1,053
Investment in subsidiary/intercompany	829	(936)	2,616	—	—	(2,509)	—
Property and equipment, net	—	—	—	429	93	—	522
Goodwill	—	—	—	970	850	—	1,820
Trademarks and tradenames	—	—	—	313	212	—	525
Other intangible assets, net	—	—	—	1,008	728	—	1,736
Investment in Orbitz Worldwide	—	358	—	—	—	—	358
Non-current deferred income taxes	—	—	—	—	3	—	3
Other non-current assets	8	—	45	129	62	—	244

Total assets	$952	$(578)	$2,827	$3,043	$2,526	$(2,509)	$6,261

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$37	$141	$—	$178
Accrued expenses and other current liabilities	6	49	14	157	633	—	859
Current portion of long-term debt	—	—	10	8	—	—	18
Deferred income taxes	—	—	—	—	1	—	1

Total current liabilities	6	49	24	202	775	—	1,056
Long-term debt	—	—	3,739	52	—	—	3,791
Deferred income taxes	—	—	—	28	250	—	278
Other non-current liabilities	—	—	—	145	45	—	190

Total liabilities	6	49	3,763	427	1,070	—	5,315
Total shareholders' equity/intercompany	946	(627)	(936)	2,616	1,456	(2,509)	946

Total liabilities and shareholders' equity	$952	$(578)	$2,827	$3,043	$2,526	$(2,509)	$6,261

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(32)	$(29)	$(29)	$54	$(3)	$7	$(32)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	35	19	—	54
Deferred income taxes	—	—	—	1	—	—	1
Provision for bad debts	—	—	—	—	3	—	3
Gain on sale of property	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	5	—	—	—	5
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	—	3	—	—	3
Equity based compensation	—	—	—	3	—	—	3
Equity in losses of subsidiaries	32	29	(54)	—	—	(7)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(4)	25	—	21
Other current assets	—	—	—	(9)	9	—	—
Accounts payable, accrued expenses and other current liabilities	—	—	—	(21)	122	—	101
Other	—	—	—	—	1	—	1

Net cash provided by (used in) operating activities of continuing operations	—	—	(78)	62	177	—	161

Investing activities of continuing operations
Property and equipment additions	—	—	—	(26)	(5)	—	(31)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	—	(7)	2	—	(5)
Net intercompany funding	(2)	—	84	(1)	(81)	—	—
Other	—	—	—	—	1	—	1

Net cash provided by (used in) investing activities of continuing operations	(2)	—	84	(34)	(83)	—	(35)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(6)	—	—	—	(6)
Issuance of common stock	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities of continuing operations	2	—	(6)	—	—		(4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1

Net increase in cash and cash equivalents from continuing operations	—	—	—	28	95	—	123

Cash provided by (used in) discontinued operations
Operating activities	—	—	—	—	2	—	2
Investing activities	—	—	—	—	(1)	—	(1)

Cash provided by discontinued operations	—	—	—	—	1		1

Cash and cash equivalents at beginning of period	—	—	—	19	78	—	97

Cash and cash equivalents at end of period	—	—	—	47	174	—	221
Less cash of discontinued operations	—	—	—	—	(3)	—	(3)

Cash and cash equivalents of continuing operations	$—	$—	$—	$47	$171	$—	$218

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(27)	$(33)	$(26)	$51	$4	$4	$(27)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	47	20	—	67
Deferred income taxes	—	—	—	(2)	(2)	—	(4)
Provision for bad debts	—	—	—	2	2	—	4
Gain on early extinguishment of debt	—	—	(9)	—	—	—	(9)
Amortization of debt issuance costs	—	—	5	—	—	—	5
Equity in losses of investments	—	7	—	—	—	—	7
Non-cash FASA revenue, net	—	—	—	(8)	—	—	(8)
Equity in losses of subsidiaries	29	26	(51)	—	—	(4)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(21)	(57)	—	(78)
Other current assets	—	—	—	3	(7)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	—	(24)	(11)	42	—	7
Other	(2)	—	3	(7)	(5)	—	(11)

Net cash provided by (used in) operating activities of continuing operations	—	—	(102)	54	(3)	—	(51)

Investing activities of continuing operations
Property and equipment additions	—	—	—	(8)	(5)	—	(13)
Acquisition related payments	—	—	—	(3)	—	—	(3)
Net intercompany funding	(112)	(3)	140	(32)	7	—	—
Other	—	3	—	—	(4)	—	(1)

Net cash provided by (used in) investing activities of continuing operations	(112)	—	140	(43)	(2)	—	(17)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(38)	—	—	—	(38)

Net used in financing activities of continuing operations	—	—	(38)	—	—	—	(38)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents from continuing operations	(112)	—		11	(1)	—	(102)

Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$109	$—	$—	$5	$93	$—	$207

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our 2007 consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" beginning on page 2 of this Form 10-Q. Unless otherwise noted, all dollar amounts are in millions.

Segments

        GDS—The GDS businesses primarily focus on electronic travel distribution services that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, the GDS businesses offer transaction processing solutions for travel suppliers and other travel industry customers. The GDS businesses consist principally of:

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

RESULTS OF OPERATIONS

        Management uses Segment EBITDA (defined as income (loss) from continuing operations before income taxes, minority interest, equity in losses of investments, net, interest expense, net and depreciation and amortization) to measure operating performance. Segment EBITDA is not a recognized term under US GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Segment EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company's presentation of Segment EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP. Management believes Segment EBITDA is helpful in highlighting trends because Segment EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement US GAAP results to provide a more complete understanding of the factors and trends affecting the business.

        Because not all companies use identical calculations, the Company's presentation of Segment EBITDA may not be comparable to other similarly titled measures of other companies.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,		Change
	2007	2008	$	%
Net revenue	$666	$666	$—	—

Costs and expenses
Cost of revenue	278	339	61	22
Selling, general and administrative	261	182	(79)	(30)
Separation and restructuring charges	23	9	(14)	(61)
Depreciation and amortization	54	67	13	24

Total costs and expenses	616	597	(19)	(3)

Operating income	50	69	19	38
Interest expense, net	(85)	(86)	(1)	(1)
Gain on early extinguishment of debt	—	9	9	*

Loss from continuing operations before income taxes and equity in losses of investments, net	(35)	(8)	27	77
Benefit (provision) for income taxes	3	(12)	(15)	*
Equity in losses of investments, net	—	(7)	(7)	*

Net loss	$(32)	$(27)	$5	16

(*)
Not meaningful

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on EBITDA adjusted to exclude the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        Our results on a segment basis for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are as follows:

	Three Months Ended March 31,				Change
	2007		2008		$	%
GDS
Net revenue	$414	(a)	$592	(c)	$178	43
Segment EBITDA	117	(b)	167	(d)	50	43
GTA
Net revenue	57	(e)	74		17	30
Segment EBITDA	(1)	(f)	9	(g)	10	*
Orbitz Worldwide
Net revenue	212	(h)	—		(212)	100
Segment EBITDA	23	(i)	—		(23)	100
Corporate and other(j)
EBITDA	(35)		(31)		4	11
Intersegment Eliminations(k)
Net revenue	(17)		—		17	*
Combined Totals
Net revenue	$666		$666		$—	—
EBITDA	$104		$145		$41	39

(*)
Not meaningful

(a)
Includes acquisition and related adjustments of $2 million.

(b)
Includes acquisition and related adjustments of $2 million, $18 million of restructuring costs and $12 million of cost savings.

(c)
Includes $180 million of incremental net revenue from Worldspan and $1 million of acquisition and related adjustments.

(d)
Includes $6 million of restructuring costs, $15 million of integration related costs, $31 million of EBITDA contributed by Worldspan, $1 million of acquisition and related adjustments and $30 million of cost savings.

(e)
Includes acquisition and related adjustments of $2 million.

(f)
Includes acquisition and related adjustments of $2 million, $3 million of cost associated with the acquisition of GTA and $1 million of restructuring costs.

(g)
Includes $1 million of restructuring costs and $3 million of cost savings.

(h)
Includes acquisition and related adjustments of $13 million.

(i)
Includes acquisition and related adjustments of $13 million, $1 million of restructuring costs, $2 million of costs related to the migration of technology to a single platform across all consumer groups and $1 million of transaction costs.

(j)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below.

	Three Months Ended March 31,
	2007	2008
Corporate and unallocated expenses	$(23)	$(24)
Gain on early extinguishment of debt	—	9
Restructuring and related activities	(1)	(2)
Separation costs	(2)	—
Equity compensation	(3)	—
Transaction and integration costs	(7)	(12)
Sponsor monitoring	(2)	—
Other, including gain (loss) on foreign currency	3	(2)

	$(35)	$(31)

(k)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investments, net:

	Three Months Ended March 31,
	2007	2008
EBITDA	$104	$145
Interest expense, net	(85)	(86)
Depreciation and amortization	(54)	(67)

Loss from continuing operations before income taxes and equity in losses of investments, net	$(35)	$(8)

Net Revenue

        Net revenue remained unchanged and included (i) a $212 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) incremental net revenue of $180 million from the acquisition of Worldspan, (iii) a reduction of our intersegment eliminations of $17 million as a result of the deconsolidation of Orbitz Worldwide and (iv) growth of $15 million resulting from a $17 million increase in revenue from GTA, partially offset by a decline in revenue of $2 million from GDS.

        GDS net revenue increased $178 million (43%) primarily due to the acquisition of Worldspan, which contributed $180 million in net revenue for the three months ended March 31, 2008. Excluding the Worldspan acquisition and net acquisition related adjustments which contributed $1 million to the increase in revenue, GDS net revenue declined $3 million (1%) primarily as a result of a $1 million increase in GDS booking fees offset by a $4 million decrease in other GDS revenue. Americas booking fees decreased by $8 million (7%) mainly due to a 7% decline in segments. EMEA booking fees increased by $6 million (3%) due to yield growth of 5%, partially offset by a 2% decline in segments. Asia Pacific booking fees increased $3 million (5%) principally due to yield growth of 5%. Other GDS revenue decreased $4 million primarily as a result of a $3 million decrease in subscriber fees. IT services and software revenue was flat.

        GTA net revenue increased $17 million (30%) primarily as a result of a 20% increase in total transaction value ("TTV") and higher margins on overall sales, partially offset by lower margins within our consumer business. GTA net revenue was also impacted by acquisition related adjustments recorded in 2007, which contributed $2 million to the increase in net revenue.

Cost of Revenue

        Cost of revenue increased $61 million (22%) primarily due to (i) a $65 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $114 million of incremental costs from the acquisition of Worldspan, (iii) a $17 million reduction of our intersegment eliminations as a result of the deconsolidation of Orbitz Worldwide and (iv) an organic decrease of $5 million resulting from a decrease within GDS of $6 million and an increase within GTA of $1 million.

        GDS cost of revenue increased $108 million, which included the costs of Worldspan, which contributed $114 million of costs for the three months ended March 31, 2008. Excluding the Worldspan costs, GDS cost of revenue declined $6 million, primarily as a result of (i) a $14 million (24%) decrease in telecommunications and technology costs, partially offset by (ii) a $8 million (5%) increase in support payments and commissions. The telecommunications and technology cost reductions reflect the restructuring actions implemented during 2006. The cost savings initiatives have contributed to a reduction in costs of approximately $20 million in 2008 compared to approximately $9 million in 2007. The $8 million increase in support payments and commissions is due primarily to segment and yield growth and the impact of foreign exchange fluctuations.

        GTA cost of revenue increased $1 million primarily as a result of incremental costs incurred as a result of an increase in TTV, partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer businesses.

Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $79 million (30%) primarily due to (i) a $123 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $35 million of incremental costs from the acquisition of Worldspan and (iii) an organic increase of $9 million resulting from increases of $6 million and $6 million from GTA and Corporate and other, respectively, partially offset by a decrease of $3 million within GDS.

        GDS SG&A increased $32 million, which included the expenses of Worldspan, which contributed $35 million of SG&A for the three months ended March 31, 2008. Excluding the Worldspan expenses, GDS SG&A decreased $3 million primarily as a result of $7 million of incremental expense savings realized during 2008 as a result of cost savings initiatives, partially offset by $4 million of Worldspan integration costs. The cost savings initiatives have contributed to a reduction in costs of approximately $10 million in 2008 compared to $3 million in 2007.

        GTA SG&A increased $6 million primarily as a result of incremental salaries and benefits due to increased global headcount needed to support the growth in operations and the impact of foreign exchange fluctuations, partially offset by $3 million of cost savings initiatives realized during the quarter.

        Corporate and other SG&A increased $6 million primarily as a result of (i) $5 million of incremental transaction and integration costs and (ii) $5 million of incremental foreign exchange losses, partially offset by (i) a $3 million reduction in equity compensation expense and (ii) a $2 million reduction in sponsor monitoring fees. The increase in Corporate and other SG&A included the impact of our cost savings initiatives, which resulted in savings of $9 million in 2008 compared to $4 million in 2007.

Separation and Restructuring Charges

        Separation and restructuring charges decreased $14 million primarily as a result of a $12 million decrease in restructuring charges and a $2 million decrease in separation costs. For the three months ended March 31, 2008, approximately $6 million and $1 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively, and approximately $2 million has been recorded within Corporate and other. For the three months ended March 31, 2007, approximately

$18 million, $1 million and $1 million of the restructuring charges were recorded within the GDS, Orbitz Worldwide and GTA segments, respectively. Separation costs of $2 million for the three months ended March 31, 2007 consisted of $1 million in employee retention and bonus plans and $1 million in professional fees related to the separation plan. All separation charges are included within Corporate and other.

Depreciation and Amortization

        Depreciation and amortization increased $13 million (24%) primarily as a result of $17 million of incremental expenses from Worldspan, partially offset by a $12 million decrease due to the deconsolidation of Orbitz Worldwide. On an organic basis, depreciation and amortization increased $8 million primarily as a result of accelerated depreciation on certain assets relating to the integration of the GDS data center and foreign exchange fluctuations.

Provision (Benefit) for Income Taxes

        We have an income tax expense of $12 million for the three months ended March 31, 2008 primarily as a result of the tax on foreign earnings which cannot be offset by losses incurred in the Unites States for which we have a valuation allowance. We recorded an income tax benefit of $3 million for the three months ended March 31, 2007 primarily as a result of the benefit of foreign losses, offset by the impact of a valuation allowance on certain deferred tax assets.

Liquidity and Capital Resources

        Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2008, our financing needs were supported by $279 million of available capacity under our revolving credit facility reflecting the available capacity of $300 million less $21 million of foreign currency denominated letters of credit.

Cash Flows

        At March 31, 2008, we had $207 million of cash and cash equivalents, a decrease of $102 million as compared to December 31, 2007. The following table summarizes such decrease:

	Three Months Ended March 31,		Change
	2007	2008	$
Cash provided by (used in):
Operating activities	$161	$(51)	$(212)
Investing activities	(35)	(17)	18
Financing activities	(4)	(38)	(34)
Effects of exchange rate changes	1	4	3

Net change in cash and cash equivalents from continuing operations	$123	$(102)	$(225)

        Operating Activities.    For the three months ended March 31, 2008, our cash used in operations was $51 million, a decrease of $212 million as compared to the three months ended March 31, 2007. The decrease primarily is due to (i) the deconsolidation of Orbitz Worldwide, which generated approximately $147 million of cash from operating activities during the three months ended March 31, 2007, and (ii) the timing of cash collected from airlines within our GDS business, which resulted in a cash use of $48 million during 2008 compared to a cash source of $37 million for 2007.

        Investing Activities.    The use of cash from investing activities for the three months ended March 31, 2008 was driven by $13 million of capital expenditures and $3 million of acquisition related payments. The use of cash from investing activities for the three months ended March 31, 2007 was driven by $31 million of capital expenditures, including $14 million by Orbitz Worldwide, and $5 million of cash used for business acquisitions.

        Financing Activities.    The use of cash from financing activities for the three months ended March 31, 2008 was due to $38 million in cash used to repurchase debt in 2008. The use of cash from financing activities for the three months ended March 31, 2007 was due to $6 million in debt repayments partially offset by $2 million received from the purchase of equity by management.

Debt and Financing Arrangements

        During the three months ended March 31, 2008, we repurchased approximately $44 million in aggregate principal amount of notes at a discount, resulting in $9 million of gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated facility and Euro-denominated notes increased by approximately $87 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instrument contracts. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on our Consolidated Condensed Balance Sheet. We repaid approximately $3 million of debt under our senior secured credit facility as required under the senior secured credit agreement. As of March 31, 2008, there were no borrowings outstanding under the revolving credit facilities, approximately $124 million of commitments outstanding under the synthetic letter of credit facility and approximately $21 million of non U.S. dollar letter of credit commitments outstanding under the revolving credit facility. Included in these amounts are commitments of approximately $73 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide.

        As of March 31, 2008, we were in compliance with all restrictive and financial covenants related to our long-term debt.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, Euro-denominated term loan debt and notes and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts we utilize do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at March 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Contractual Obligations

        Our future contractual obligations have not changed significantly from the amounts reported within our 2007 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 11, 2008. Any changes to our obligations related to our indebtedness are presented above within the section entitled "Debt and Financing Arrangements."

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

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

TRAVELPORT LIMITED
Date: May 14, 2008	/s/ MICHAEL E. RESCOE Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: May 14, 2008	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2
Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1
Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Travelport Limited filed on March 11, 2008).*
10.2
Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Travelport Limited filed on March 11, 2008).*
10.3
Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K of Travelport Limited filed on March 11, 2008).*
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
Table of Contents
FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (in millions)
TRAVELPORT LIMITED NOTES TO FINANCIAL STATEMENTS (Unaudited) (Unless otherwise noted, all amounts are in millions)
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2008
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of March 31, 2008
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2008
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
  Item 3. Quantitative And Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX