Form 10-Q
period 2008-06-30
Travelport LTD
filed 2008-08-14
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

        As of August 14, 2008, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

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

  •
  our ability to successfully complete the consolidation of our system infrastructure and web and database servers for our Galileo and Worldspan GDS operations in Atlanta;

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward- looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and

i

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

        Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward- looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	As Restated (See Note 2)		As Restated (See Note 2)
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Net revenue	$715	$703	$1,381	$1,369

Costs and expenses
Cost of revenue	285	362	565	702
Selling, general and administrative	301	158	562	341
Separation and restructuring charges	6	5	29	14
Depreciation and amortization	51	62	105	129
Other expense, net	2	—	2	—

Total costs and expenses	645	587	1,263	1,186

Operating income	70	116	118	183
Interest expense, net	(83)	(52)	(168)	(138)
Gain on early extinguishment of debt	—	9	—	18

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(13)	73	(50)	63
Provision for income taxes	(8)	(11)	(5)	(23)
Equity in losses of investments, net	—	(3)	—	(10)

Income (loss) from continuing operations, net of tax	(21)	59	(55)	30
Loss from discontinued operations	(1)	—	(1)	—

Net income (loss)	$(22)	$59	$(56)	$30

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$309	$309
Accounts receivable, net	417	504
Deferred income taxes	9	10
Other current assets	252	340
Assets of discontinued operations	36	—

Total current assets	1,023	1,163
Property and equipment, net	532	518
Goodwill	1,757	1,832
Trademarks and tradenames	510	524
Other intangible assets, net	1,717	1,702
Investment in Orbitz Worldwide	366	365
Non-current deferred income taxes	3	3
Other non-current assets	242	235

Total assets	$6,150	$6,342

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$228
Accrued expenses and other current liabilities	827	936
Current portion of long-term debt	17	19
Deferred income taxes	—	1
Liabilities of discontinued operations	8	—

Total current liabilities	1,043	1,184
Long-term debt	3,751	3,708
Deferred income taxes	261	275
Other non-current liabilities	209	171

Total liabilities	5,264	5,338

Commitments and contingencies (note 11)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,317	1,317
Accumulated deficit	(594)	(564)
Accumulated other comprehensive income	163	251

Total shareholders' equity	886	1,004

Total liabilities and shareholders' equity	$6,150	$6,342

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Operating activities of continuing operations
Net income (loss)	$(56)	$30
Loss from discontinued operations	1	—

Income (loss) from continuing operations	(55)	30
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations
Depreciation and amortization	105	129
Deferred income taxes	(12)	(6)
Provision for bad debts	4	7
FASA liability	—	(17)
Amortization of debt issuance costs	10	11
Non-cash charges related to tax sharing liability	6	—
Gain on early extinguishment of debt	—	(18)
Unrealized gains on interest rate derivatives	—	(25)
Equity based compensation	13	—
Equity in losses of investments, net	—	10
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(3)	(78)
Other current assets	—	(6)
Accounts payable, accrued expenses and other current liabilities	267	129
Other	(19)	(13)

Net cash provided by operating activities of continuing operations	316	153

Investing activities of continuing operations
Property and equipment additions	(64)	(46)
Businesses acquired, net of cash and acquisition related payments	(7)	(3)
Proceeds from asset sales	75	—
Other	1	1

Net cash provided by (used in) investing activities of continuing operations	5	(48)

Financing activities of continuing operations
Principal payments on borrowings	(111)	(109)
Issuance of common stock	2	—

Net cash used in financing activities of continuing operations	(109)	(109)

Effect of changes in exchange rates on cash and cash equivalents	4	4

Net increase in cash and cash equivalents from continuing operations	216	—
Cash and cash equivalents at beginning of period	87	309

Cash and cash equivalents at end of period	303	309
Less cash of discontinued operations	(1)	—

Cash and cash equivalents of continuing operations	$302	$309

Supplemental disclosure of cash flow information
Interest payments	$161	$131
Income tax payments, net	$16	$18

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance as of January 1, 2008 (as restated, see note 2)	$—	$1,317	$(594)	$163	$886
Net income	—	—	30	—
Currency translation adjustment, net of tax of $0	—	—	—	85
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(8)
Unrealized gain on investments, net of tax of $0	—	—	—	11
Total comprehensive income					118

Balance as of June 30, 2008	$—	$1,317	$(564)	$251	$1,004

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

1. Basis of Presentation

        Travelport Limited ("Travelport" or the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of acquiring the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation) ("Avis Budget"). Travelport is one of the world's largest travel services companies offering broad based business services to companies operating in the global travel industry. The Company is comprised of Travelport GDS, a global distribution system business that includes the Worldspan and Galileo brands ("GDS"); Gullivers Travel Associates ("GTA"), a group travel and wholesale hotel business; Business Intelligence Services, a data analysis business; and IT Services and Software, which hosts mission critical applications and provides business solutions for major airlines. The Company has approximately 6,000 employees and operates in 145 countries. Travelport is a private company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company's 2007 Annual Report on Form 10-K filed on March 11, 2008.

2. Restatement

        In July 2008, the Company identified errors at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. These errors resulted in an understatement of cost of revenue and accrued expenses.

        As a result of these errors, the Company's Board of Directors and management determined to restate the Company's previously issued financial statements as of December 31, 2007 and for the three and six months ended June 30, 2007. In addition, the Company corrected previously identified insignificant errors related to (1) the purchase price allocation related to the Worldspan acquisition; (2) the accounting for certain liabilities and additional paid in capital related to its investment in Orbitz Worldwide; and (3) other insignificant items.

        The restated amounts included below for the three and six month periods ended June 30, 2007 include the impact of reflecting the results of operations of the Trust business as a discontinued operation. See Note 4—Discontinued Operations for additional information.

        The following tables present the effect of correcting these errors on previously issued financial statements.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Restatement (Continued)

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$723	$715	$1,396	$1,381

Costs and expenses
Cost of revenue	287	285	568	565
Selling, general and administrative	307	301	570	562
Separation and restructuring charges	6	6	29	29
Depreciation and amortization	52	51	107	105
Other expense, net	1	2	2	2

Total costs and expenses	653	645	1,276	1,263

Operating income	70	70	120	118
Interest expense, net	(83)	(83)	(168)	(168)

Loss from continuing operations before income taxes	(13)	(13)	(48)	(50)
Provision for income taxes	(8)	(8)	(5)	(5)

Loss from continuing operations, net of tax	(21)	(21)	(53)	(55)
Loss from discontinued operations	—	(1)	—	(1)

Net loss	$(21)	$(22)	$(53)	$(56)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Restatement (Continued)

BALANCE SHEET

	December 31, 2007
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$309	$309
Accounts receivable, net	416	417
Deferred income taxes	9	9
Other current assets	253	252
Assets of discontinued operations	36	36

Total current assets	1,023	1,023
Property and equipment, net	541	532
Goodwill	1,746	1,757
Trademarks and tradenames	510	510
Other intangible assets, net	1,717	1,717
Investment in Orbitz Worldwide	364	366
Non-current deferred income taxes	3	3
Other non-current assets	236	242

Total assets	$6,140	$6,150

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$191
Accrued expenses and other current liabilities	821	827
Current portion of long-term debt	17	17
Deferred income taxes	—	—
Liabilities of discontinued operations	8	8

Total current liabilities	1,037	1,043
Long-term debt	3,751	3,751
Deferred income taxes	261	261
Other non-current liabilities	203	209

Total liabilities	5,252	5,264

Commitments and contingencies (note 11)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,311	1,317
Accumulated deficit	(587)	(594)
Accumulated other comprehensive income	164	163

Total shareholders' equity	888	886

Total liabilities and shareholders' equity	$6,140	$6,150

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Restatement (Continued)

STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2007
	As Previously Reported	As Restated
Operating activities of continuing operations
Net loss	$(53)	$(56)
Loss from discontinued operations	—	1

Loss from continuing operations	(53)	(55)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	107	105
Deferred income taxes	(12)	(12)
Provision for bad debts	4	4
Amortization of debt issuance costs	10	10
Non-cash charges related to tax sharing liability	6	6
Equity based compensation	13	13
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(2)	(3)
Accounts payable, accrued expenses and other current liabilities	264	267
Other	(19)	(19)

Net cash provided by operating activities of continuing operations	318	316

Investing activities of continuing operations
Property and equipment additions	(64)	(64)
Businesses acquired, net of cash and acquisition related payments	(7)	(7)
Proceeds from asset sales	75	75
Other	1	1

Net cash provided by investing activities of continuing operations	5	5

Financing activities of continuing operations
Principal payments on borrowings	(111)	(111)
Issuance of common stock	2	2

Net cash used in financing activities of continuing operations	(109)	(109)

Effect of changes in exchange rates on cash and cash equivalents	4	4

Net increase in cash and cash equivalents from continuing operations	218	216
Cash and cash equivalents at beginning of period	97	87

Cash and cash equivalents at end of period	315	303
Less cash of discontinued operations	—	(1)

Cash and cash equivalents of continuing operations	$315	$302

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

3. Recently Issued Accounting Pronouncements

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

        The Company adopted the provisions of SFAS No. 157 "Fair Value Measurement" ("SFAS No. 157"), effective January 1, 2008. Under this standard, the financial assets and liabilities on the Company's balance sheet that are required to be recorded at fair value on a recurring basis are marketable securities and assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's estimates about the assumptions market participants would use in the pricing of the asset or liability developed based on the best information available.

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

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

3. Recently Issued Accounting Pronouncements (Continued)

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments that do not entail significant judgment. These pricing models are categorized within Level 2 of the fair value hierarchy.

        The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations or balance sheet as of January 1, 2008. At June 30, 2008, the fair value of the derivative contracts in an asset position reflected a $4 million adjustment due to the credit assessment of the counterparty. See Note 10, Fair Value Disclosures, for additional information.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required and is currently evaluating the impact of such adoption on its financial statements.

        In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 ("FAS 160"). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent's ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company will adopt FAS 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

4. Discontinued Operations

        As of December 31, 2007, the Company reached a definitive agreement to sell its TRUST business, a non-core business within its GTA segment. The Company completed the sale of this business in January 2008.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

4. Discontinued Operations (Continued)

        Summarized statement of operations data for discontinued operations is as follows:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenue	$8	$15

Costs and expenses
Cost of revenue	3	6
Selling general and administrative	5	8
Depreciation and amortization	1	2

Total costs and expenses	9	16

Loss before income taxes	(1)	(1)
Benefit for income taxes	—	—

Loss from discontinued operations, net of tax	$(1)	$(1)

5. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Separation costs	$2	$—	$4	$—
Restructuring charges	4	5	25	14

	$6	$5	$29	$14

Separation Costs

        Separation costs of $2 million and $4 million for the three and six months ended June 30, 2007, respectively, consist of $1 million each in employee retention plans and professional fees for the three months ended June 30, 2007 and $2 million each in employee retention plans and professional fees for the six months ended June 30, 2007.

Restructuring Charges

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into our GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. The

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

5. Separation and Restructuring Charges (Continued)

recognition of the restructuring charges and the corresponding utilization during the six months ended June 30, 2008 are summarized by category as follows:

Balance at January 1, 2008	$8
Restructuring charges	14
Cash payments	(15)

Balance at June 30, 2008	$7

        Included within the $14 million of restructuring charges incurred during the six months ended June 30, 2008 are $12 million related to the Worldspan restructuring plan and $2 million related to the 2006 restructuring plan.

        Approximately $3 million and $1 million of the restructuring charges incurred during the three months ended June 30, 2008 have been recorded within the GDS and GTA segments, respectively, and approximately $1 million has been recorded within Corporate and other. For the six months ended June 30, 2008, approximately $9 million and $2 million of the restructuring costs have been recorded within the GDS and GTA segments, respectively, and approximately $3 million has been recorded within Corporate and other. The Company expects to incur additional restructuring charges during 2008, primarily within the GDS segment.

        The restructuring charges incurred during the three months ended June 30, 2007 related to the 2006 restructuring plan. Approximately $3 million and $1 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively. For the six months ended June 30, 2007, approximately $22 million, $1 million and $1 million of the restructuring charges have been recorded within the GDS, Orbitz Worldwide and GTA segments, respectively, and approximately $1 million has been recorded within Corporate and other.

6. Other Current Assets

        Other current assets consisted of:

	As of December 31, 2007	As of June 30, 2008
Derivative contracts	$101	$190
Prepaid expenses	46	50
Sales and use tax receivables	37	42
Other	68	58

	$252	$340

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Intangible Assets

        Intangible assets consisted of:

	As of December 31, 2007			As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,757			$1,832

Trademarks and tradenames	$510			$524

Amortizable Intangible Assets
Customer relationships	$1,826	$157	$1,669	$1,884	$233	$1,651
Vendor relationships and other	52	4	48	56	5	51

	$1,878	$161	$1,717	$1,940	$238	$1,702

        The changes in the carrying amount of goodwill for the Company between December 31, 2007 and June 30, 2008 were as follows:

	Balance as of December 31, 2007	Adjustments to Goodwill Acquired in 2007	Foreign Exchange	Balance as of June 30, 2008
GDS	$948	$12	$—	$960
GTA	809	—	63	872

	$1,757	$12	$63	$1,832

        The adjustments to goodwill acquired in 2007 are primarily the result of a $10 million adjustment to the purchase price of Worldspan.

        The purchase price allocation related to the Worldspan acquisition was completed during the second quarter of 2008.

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Customer relationships	$31	$35	$61	$70
Vendor relationships and other	—	1	1	1

Total	$31	$36	$62	$71

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Intangible Assets (Continued)

        The Company expects amortization expense relating to intangible assets to be approximately $76 million for the remainder of 2008 and $140 million, $140 million, $136 million, $130 million and $128 million for each of the five succeeding fiscal years, respectively.

8. Orbitz Worldwide

        Prior to October 31, 2007, Orbitz Worldwide, Inc. ("Orbitz Worldwide") was a consolidated subsidiary of the Company. As a result of certain transactions, effective October 31, 2007, the Company accounts for its investment in Orbitz Worldwide under the equity method of accounting and regularly reviews the carrying value of this investment. As of June 30, 2008, the Company's investment in Orbitz Worldwide was $365 million. The Company has recorded losses of $3 million and $10 million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2008, respectively, within equity in losses of investments, net on the Consolidated Condensed Statements of Operations. Presented below are the summary results of operations for the three and six months ended June 30, 2008 for Orbitz Worldwide.

Statement of Operations	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net revenue	$231	$450
Operating expenses	216	436

Operating income	15	14
Interest expense, net	(15)	(31)

Loss before income taxes	—	(17)
Income tax provision	(5)	(3)

Net loss	$(5)	$(20)

        During the three and six months ended June 30, 2008, approximately $36 million and $64 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company. As of June 30, 2008, the Company had a balance payable to Orbitz Worldwide of approximately $17 million related to such transactions, which is included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

9. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of December 31, 2007	As of June 30, 2008
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,723	$1,718
Euro-denominated	August 2013	510	551
Senior notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	343	277
9 7/8% notes	September 2014	450	450
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	300	290
10 7/8% Euro-denominated notes	September 2016	233	231
Capital leases and other		59	60

Total debt		3,768	3,727
Less: Current portion		17	19

Long-term debt		$3,751	$3,708

During the six months ended June 30, 2008, the Company repurchased approximately $121 million aggregate principal amount of notes at a discount, resulting in $18 million of gains from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated term loan facility and Euro-denominated notes increased by approximately $84 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance Sheet. During the six months ended June 30, 2008, the Company repaid approximately $5 million of debt under its senior secured credit facility as required under the senior secured credit agreement and approximately $1 million as required under its capital leases.

        As of June 30, 2008, there were no borrowings outstanding under the Company's revolving credit facilities, approximately $131 million of commitments outstanding under the Company's synthetic letter of credit facility and approximately $19 million of non-U.S. dollar letter of credit commitments outstanding under the Company's revolving credit facility. Included in these amounts are commitments of approximately $71 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Separation Agreement with Orbitz Worldwide.

        The senior notes and senior subordinated notes are guaranteed by the Company's subsidiaries incorporated in the U.S. with the exception of Galileo International Technology, LLC. See Note 14—Guarantor and Non-Guarantor Consolidating Condensed Financial Statements.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

10. Fair Value Disclosures

        The Company's assets and liabilities recorded at fair value consist of marketable securities and derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, and are included within the Level 1 and Level 2 categories. See Note 3, Recently Issued Accounting Pronouncements, for a discussion of the Company's polices regarding this hierarchy.

        The following fair value table presents information about the Company's assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2007	As of June 30, 2008
Marketable Securities—Leve1 1—Quoted Prices in Active Markets	$4	$5
Derivatives—Level 2—Significant Other Observable Inputs
Unrealized foreign exchange gains on foreign currency interest rate swaps	133	195
Foreign exchange forwards—assets	1	5
Foreign exchange forwards—liabilities	(5)	(4)
Unrealized loss on interest rate swaps	(37)	(14)

        The unrealized foreign exchange gains on foreign currency interest rate swaps include a non-cash gain of $25 million resulting from the Company's interest rate hedging programs and have been recorded as a reduction to interest expense.

11. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously disclosed as of December 31, 2007.

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Commitments and Contingencies (Continued)

representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

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

12. Segment Information

        Management evaluates the performance of the Company based upon net revenue and segment "EBITDA", which is defined as income (loss) from continuing operations before income taxes, equity in losses of investments, net, interest expense, net and depreciation and amortization, each of which is presented on the Company's Consolidated Condensed Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Segment Information (Continued)

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

        The Company's presentation of segment EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
GDS
Net revenue	$408	$592	$822	$1,184
Segment EBITDA	120	164	235	330
GTA
Net revenue	88	111	145	185
Segment EBITDA	26	36	25	45
Orbitz Worldwide
Net revenue	235	—	447	—
Segment EBITDA	26	—	49	—
Corporate and other
EBITDA(a)	(51)	(13)	(86)	(45)
Intersegment eliminations(b)
Net revenue	(16)	—	(33)	—
Consolidated Totals
Net revenue	$715	$703	$1,381	$1,369
EBITDA	$121	$187	$223	$330

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by the Company's GDSs to Orbitz Worldwide.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Segment Information (Continued)

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes and equity in losses of investments, net:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
EBITDA	$121	$187	$223	$330
Interest expense, net	(83)	(52)	(168)	(138)
Depreciation and amortization	(51)	(62)	(105)	(129)

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	$(13)	$73	$(50)	$63

        Provided below is a reconciliation of segment assets to total assets:

	As of December 31, 2007	As of June 30, 2008
GDS	$3,228	$3,192
GTA	2,087	2,219
Corporate and other	835	931

Total	$6,150	$6,342

13. Related Party Transactions

        On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. Pursuant to the new agreement, payments made by the Company in 2008, 2010 and subsequent years are credited against the lump sum fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV on December 31, 2007 under the original August 2006 Transaction and Monitoring Fee Agreement to receive, in lieu of annual payments of the monitoring fee, a single lump sum cash payment in consideration of the termination of the appointment of Blackstone and TCV to render services to the Company under the original agreement.

        In connection with the new Transaction and Monitoring Fee Agreement, the Company recorded approximately $2 million in expense during the three months ended June 30, 2008.

14. Guarantor and Non-Guarantor Condensed Financial Statements

        The following condensed financial information presents the Company's Consolidating Condensed Balance Sheet as of June 30, 2008 and December 31, 2007 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor and the Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$342	$385	$(12)	$715

Cost and expenses
Cost of revenue	—	—	—	190	107	(12)	285
Selling, general and administrative	—	—	—	60	241	—	301
Separation and restructuring charges	—	—	—	6	—	—	6
Depreciation and amortization	—	—	—	31	20	—	51
Other expense, net	—	—	—	—	2	—	2

Total costs and expenses	—	—	—	287	370	(12)	645

Operating income	—	—	—	55	15	—	70
Interest income (expense), net	7	—	(90)	2	(2)	—	(83)
Equity in earnings (losses) of subsidiaries, net	(29)	(35)	61	—	—	3	—

Income (loss) before income taxes	(22)	(35)	(29)	57	13	3	(13)
Provision for income taxes	—	—	—	(2)	(6)	—	(8)

Income (loss) from continuing operations, net of tax	(22)	(35)	(29)	55	7	3	(21)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)

Net income (loss)	$(22)	$(35)	$(29)	$55	$6	$3	$(22)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$667	$741	$(27)	$1,381

Cost and expenses
Cost of revenue	—	—	—	297	295	(27)	565
Selling, general and administrative	—	—	—	160	402	—	562
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	66	39	—	105
Other expense, net	—	—	—	1	1		2

Total costs and expenses	—	—	—	553	737	(27)	1,263

Operating income	—	—	—	114	4	—	118
Interest income (expense), net	7	—	(173)	(2)	—	—	(168)
Equity in earnings (losses) of subsidiaries, net	(63)	(64)	115	—	—	12	—

Income (loss) before income taxes	(56)	(64)	(58)	112	4	12	(50)
Provision for income taxes	—	—	—	(3)	(2)	—	(5)

Income (loss) from continuing operations, net of tax	(56)	(64)	(58)	109	2	12	(55)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)

Net income (loss)	$(56)	$(64)	$(58)	$109	$1	$12	$(56)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$299	$404	$—	$703

Cost and expenses
Cost of revenue	—	—	—	164	198	—	362
Selling, general and administrative	(3)	—		5	156	—	158
Separation and restructuring charges	—	—	—	5	—	—	5
Depreciation and amortization	—	—	—	41	21	—	62

Total costs and expenses	(3)	—	—	215	375	—	587

Operating income	3	—	—	84	29	—	116
Interest expense, net	—	—	(48)	(4)	—	—	(52)
Gain on early extinguishment of debt	—	—	9	—	—	—	9
Equity in earnings of subsidiaries, net	56	40	79	—	—	(175)	—

Income from continuing operations before income taxes and equity in losses of investments, net	59	40	40	80	29	(175)	73
Provision for income taxes	—	—	—	(1)	(10)	—	(11)
Equity in losses of investments, net	—	(3)	—	—	—	—	(3)

Net income	$59	$37	$40	$79	$19	$(175)	$59

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$588	$781	$—	$1,369

Cost and expenses
Cost of revenue	—	—	—	336	366	—	702
Selling, general and administrative	(5)	—	4	16	326	—	341
Separation and restructuring charges	—	—	—	9	5	—	14
Depreciation and amortization	—	—	—	88	41	—	129

Total costs and expenses	(5)	—	4	449	738	—	1,186

Operating income (loss)	5	—	(4)	139	43	—	183
Interest expense, net	—	—	(130)	(8)	—	—	(138)
Gain on early extinguishment of debt	—	—	18	—	—	—	18
Equity in earnings of subsidiaries, net	25	12	128	—	—	(165)	—

Income from continuing operations before income taxes and equity in losses of investments, net	30	12	12	131	43	(165)	63
Provision for income taxes	—	—	—	(3)	(20)	—	(23)
Equity in losses of investments, net	—	(10)	—	—	—	—	(10)

Net income	$30	$2	$12	$128	$23	$(165)	$30

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$221	$—	$—	$(6)	$94	$—	$309
Accounts receivable, net	—	—	—	99	318	—	417
Deferred income taxes	—	—	—	4	5	—	9
Other current assets	2	—	99	68	83	—	252
Assets of discontinued operations	—	—	—	—	36	—	36

Total current assets	223	—	99	165	536	—	1,023
Investment in subsidiary/intercompany	659	(1,003)	2,602	—	—	(2,258)	—
Property and equipment, net	—	—	—	442	90	—	532
Goodwill	—	—	—	974	783	—	1,757
Trademarks and tradenames	—	—	—	313	197	—	510
Other intangible assets, net	—	—	—	1,029	688	—	1,717
Investment in Orbitz Worldwide	—	366	—	—	—	—	366
Non-current deferred income taxes	—	—	—	—	3	—	3
Other non-current assets	9	—	42	132	59	—	242

Total assets	$891	$(637)	$2,743	$3,055	$2,356	$(2,258)	$6,150

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$40	$151	$—	$191
Accrued expenses and other current liabilities	5	29	37	170	586	—	827
Current portion of long-term debt	—	—	10	7	—	—	17
Deferred income taxes	—	—	—	—	—	—	—
Liabilities of discontinued operations	—	—	—	—	8	—	8

Total current liabilities	5	29	47	217	745	—	1,043
Long-term debt	—	—	3,699	52	—	—	3,751
Deferred income taxes	—	—	—	30	231	—	261
Other non-current liabilities	—	2	—	154	53	—	209

Total liabilities	5	31	3,746	453	1,029	—	5,264
Total shareholders' equity/intercompany	886	(668)	(1,003)	2,602	1,327	(2,258)	886

Total liabilities and shareholders' equity	$891	$(637)	$2,743	$3,055	$2,356	$(2,258)	$6,150

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$216	$—	$—	$29	$64	$—	$309
Accounts receivable, net	—	—	—	97	407	—	504
Deferred income taxes	—	—	—	4	6	—	10
Other current assets	6	—	185	46	103	—	340

Total current assets	222	—	185	176	580	—	1,163
Investment in subsidiary/intercompany	778	(878)	2,588	—	—	(2,488)	—
Property and equipment, net	—	—	—	427	91	—	518
Goodwill	—	—	—	985	847	—	1,832
Trademarks and tradenames	—	—	—	313	211	—	524
Other intangible assets, net	—	—	—	990	712	—	1,702
Investment in Orbitz Worldwide	—	365	—	—	—	—	365
Non-current deferred income taxes	—	—	—	—	3	—	3
Other non-current assets	7	—	52	123	53	—	235

Total assets	$1,007	$(513)	$2,825	$3,014	$2,497	$(2,488)	$6,342

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$40	$188	$—	$228
Accrued expenses and other current liabilities	3	52	36	176	669	—	936
Current portion of long-term debt	—	—	10	9	—	—	19
Deferred income taxes	—	—	—	—	1	—	1

Total current liabilities	3	52	46	225	858	—	1,184
Long-term debt	—	—	3,657	51	—	—	3,708
Deferred income taxes	—	—	—	28	247	—	275
Other non-current liabilities	—	—	—	122	49	—	171

Total liabilities	3	52	3,703	426	1,154	—	5,338
Total shareholders' equity/intercompany	1,004	(565)	(878)	2,588	1,343	(2,488)	1,004

Total liabilities and shareholders' equity	$1,007	$(513)	$2,825	$3,014	$2,497	$(2,488)	$6,342

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(56)	$(64)	$(58)	$109	$1	$12	$(56)
Loss from discontinued operations	—	—	—	—	1	—	1

Income (loss) from continuing operations	(56)	(64)	(58)	109	2	12	(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	—	66	39	—	105
Deferred income taxes	—	—	—	2	(14)	—	(12)
Provision for bad debts	—	—	—	—	4	—	4
Amortization of debt issuance costs	—	—	10	—	—	—	10
Non-cash charges related to tax sharing liability	—	—	—	6	—	—	6
Equity based compensation	—	—	—	13	—	—	13
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	—	(3)	—	(3)
Other current assets	—	—	—	—	—	—	—
Accounts payable, accrued expenses and other current liabilities	(13)	—	45	(125)	360	—	267
Investment in subsidiaries	63	64	(115)	—	—	(12)	—
Other	—	—	—	(7)	(12)	—	(19)

Net cash provided by (used in) operating activities of continuing operations	(6)	—	(118)	64	376	—	316

Investing activities of continuing operations
Property and equipment additions	—	—	—	(48)	(16)	—	(64)
Acquisition related payments	—	—	—	(7)	—	—	(7)
Proceeds from asset sales	—	—	—	—	75	—	75
Net intercompany funding	4	—	229	(14)	(219)	—	—
Other	—	—	—	—	1	—	1

Net cash provided by (used in) investing activities of continuing operations	4	—	229	(69)	(159)	—	5

Financing activities on continuing operations
Principal payments on borrowings	—	—	(111)	—	—	—	(111)
Issuance of common stock	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities of continuing operations	2	—	(111)	—	—	—	(109)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents from continuing operations	—	—	—	(5)	221	—	216
Cash and cash equivalents at beginning of period	—	—	—	19	68	—	87

Cash and cash equivalents at end of period	—	—	—	14	289	—	303
Less cash of discontinued operations	—	—	—	—	(1)	—	(1)

Cash and cash equivalents of continuing operations	$—	$—	$—	$14	$288	$—	$302

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

14. Guarantor and Non-Guarantor Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income	$30	$2	$12	$128	$23	$(165)	$30
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	88	41	—	129
Deferred income taxes	—	—	—	2	(8)	—	(6)
Provision for bad debts	—	—	—	3	4	—	7
FASA liability	—	—	—	(17)	—	—	(17)
Amortization of debt issuance costs	2	—	7	2	—	—	11
Equity in losses of investments, net	—	10	—	—	—	—	10
Equity in losses of subsidiaries	(25)	(12)	(128)	—	—	165	—
Gain on early extinguishment of debt	—	—	(18)	—	—	—	(18)
Unrealized gain on interest rate derivatives	—	—	(25)	—	—	—	(25)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	1	(79)	—	(78)
Other current assets	—	—	—	10	(16)	—	(6)
Accounts payable, accrued expenses and other current liabilities	—	—	(1)	7	123	—	129
Other	5	—	4	(26)	4	—	(13)

Net cash provided by (used in) operating activities of continuing operations	12	—	(149)	198	92	—	153

Investing activities of continuing operations
Property and equipment additions	—	—	—	(34)	(12)	—	(46)
Acquisition related payments	—	—	—	(3)	—	—	(3)
Net intercompany funding	(17)	(3)	257	(125)	(112)	—	—
Other	—	3	—	—	(2)	—	1

Net cash provided by (used in) investing activities of continuing operations	(17)	—	257	(162)	(126)	—	(48)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(108)	(1)	—	—	(109)

Net used in financing activities of continuing operations	—	—	(108)	(1)	—	—	(109)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents from continuing operations	(5)	—	—	35	(30)	—	—
Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$216	$—	$—	$29	$64	$—	$309

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" beginning on page i of this Form 10-Q. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 2—Restatement. Unless otherwise noted, all dollar amounts are in millions.

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

  •
  IT services and software business, which hosts mission critical applications and provides business solutions for major airlines.

  •
  Business Intelligence Services, a data analysis business.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,		Change
	2007	2008	$	%
Net revenue	$715	$703	$(12)	(2)

Costs and expenses
Cost of revenue	285	362	77	27
Selling, general and administrative	301	158	(143)	(48)
Separation and restructuring charges	6	5	(1)	(16)
Depreciation and amortization	51	62	11	22
Other expenses, net	2	—	(2)	100

Total costs and expenses	645	587	(58)	9

Operating income	70	116	46	66
Interest expense, net	(83)	(52)	31	37
Gain on early extinguishment of debt	—	9	9	100

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(13)	73	86	*
Provision for income taxes	(8)	(11)	(3)	38
Equity in losses of investments, net	—	(3)	(3)	100

Income (loss) from continuing operations, net of tax	(21)	59	80	*
Loss from discontinued operations, net of tax	(1)	—	1	100

Net income (loss)	$(22)	$59	$81	*

(*)
Not meaningful

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on segment EBITDA adjusted to exclude the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        Our results on a segment basis for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are as follows:

	Three Months Ended June 30,				Change
	2007		2008		$	%
GDS
Net revenue	$408	(a)	$592	(c)	$184	45
Segment EBITDA	120	(b)	164	(d)	44	37
GTA
Net revenue	88		111		23	26
Segment EBITDA	26	(e)	36	(f)	10	38
Orbitz Worldwide
Net revenue	235	(g)	—		(235)	—
Segment EBITDA	26	(h)	—		(26)	—
Corporate and other(i)
EBITDA	(51)		(13)		38	75
Intersegment Eliminations(j)
Net revenue	(16)		—		16	—
Consolidated Totals
Net revenue	$715		$703		$(12)	(2)
EBITDA	$121		$187		$66	55

(a)
Includes acquisition and related adjustments of $1 million.

(b)
Includes cost savings of $22 million, $3 million of restructuring costs, $3 million of integration costs related to the acquisition of Worldspan, $4 million net loss related to the disposal of assets, and acquisition and related adjustments of $1 million.

(c)
Includes $185 million of incremental net revenue from Worldspan.

(d)
Includes $41 million of incremental EBITDA contributed by Worldspan, cost savings of $31 million, $7 million of integration costs related to the acquisition of Worldspan, $3 million of restructuring costs, and $4 million net loss related to the disposal of assets.

(e)
Includes $3 million of costs associated with the acquisition of GTA by the predecessor in 2005, $2 million of cost savings and $1 million of restructuring costs.

(f)
Includes $2 million of cost savings, $1 million of restructuring costs and $1 million gain related to the disposal of assets.

(g)
Includes acquisition and related adjustments of $2 million.

(h)
Includes a one-time unfavorable contract termination cost of $13 million, acquisition and related adjustments of $2 million, $2 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(i)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below:

	Three Months Ended June 30,
	2007	2008
Corporate and unallocated expenses	$(30)	$(20)
Gain on early extinguishment of debt	—	9
Restructuring and related activities	—	(1)
Separation costs	(2)	—
Equity compensation	(9)	—
Transaction and integration costs	(9)	(2)
Sponsor monitoring	(1)	(2)
Gain on foreign currency	—	3

	$(51)	$(13)

(j)
Consists primarily of eliminations related to the inducements paid by our GDSs to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes and equity in losses of investments:

	Three Months Ended June 30,
	2007	2008
EBITDA	$121	$187
Interest expense, net	(83)	(52)
Depreciation and amortization	(51)	(62)

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	$(13)	$73

  Net Revenue

        Net revenue decreased $12 million (2%) and included (i) a $235 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $185 million of incremental revenue from the acquisition of Worldspan, (iii) $23 million growth at GTA, and (iv) a $16 million increase resulting from the reduction of intersegment eliminations offset by a $1 million decrease in revenue from our GDS segment excluding the results of Worldspan.

        GDS net revenue increased $184 million (45%), including $185 million of incremental revenue from the Worldspan acquisition. Excluding the Worldspan net revenue, GDS net revenue decreased $1 million primarily due to a $2 million decrease in IT services revenue offset by a $1 million increase in other GDS revenue. Americas booking fees decreased $7 million (7%) due to a 8% decrease in segments offset by a 1% increase in yield. EMEA booking fees increased $7 million (4%) due to a 8% increase in yield offset by a 4% decrease in segments. Asia Pacific booking fees remained constant due to a 4% increase in yield offset by a 3% decrease in segments. Other GDS revenue increased $1 million due to a $3 million increase in other revenue, primarily due to an increase in data services revenue, offset by a $2 million decrease in subscriber fees. IT services revenue decreased $2 million due to a decrease in other IT services.

        GTA net revenue increased $23 million (26%) primarily as a result of a 13% increase in total transaction value ("TTV") and higher margins on overall sales, partially offset by lower margins within our consumer business.

  Cost of Revenue

        Cost of revenue increased $77 million (27%) primarily due to (i) $116 million of incremental costs from the acquisition of Worldspan, (ii) a $69 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $16 million increase from the reduction of intersegment eliminations, (iv) an $11 million increase at GTA and (v) a $3 million increase at GDS excluding the results of Worldspan.

        GDS cost of revenue increased $119 million (54%) due to $116 million of costs contributed by Worldspan. Excluding the Worldspan cost of revenue, GDS cost of revenue increased $3 million primarily due to a $1 million (2%) decrease in telecommunications and technology costs offset by a $4 million (2%) increase in support payments and commissions. Telecommunications and technology costs reductions reflect restructuring actions implemented in 2006. These cost saving initiatives resulted in savings of $21 million in 2008 compared to $14 million in 2007.

        GTA cost of revenue increased $11 million (80%) primarily as a result of incremental costs incurred as a result of an increase in TTV and an increase in transactions for which we take inventory risk, resulting in increased cost of sales and net revenue. These increases are partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer businesses.

  Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $143 million (48%) primarily due to (i) $27 million of incremental costs from the acquisition of Worldspan, (ii) a $140 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $3 million increase at GTA, (iv) a $5 million decrease from our GDS segment (excluding Worldspan) and (v) a $28 million decrease in Corporate and other.

        GDS SG&A increased $22 million (34%), including the expenses of Worldspan that contributed $27 million. Excluding the Worldspan expenses, GDS SG&A decreased $5 million (6%) primarily due to incremental cost saving initiatives and Worldspan synergies realized in 2008, partially offset by $4 million of incremental integration costs relating to the Worldspan acquisition. In 2008, we realized $10 million in cost savings as compared to $8 million in 2007. We also realized $14 million in Worldspan synergies across the GDS segment in 2008.

        GTA SG&A increased $3 million (4%) primarily as a result of increases in various general administrative and overhead costs incurred to support the growth in business, including salaries and wages, and the impact of foreign exchange fluctuations.

        Corporate and other SG&A decreased $28 million (53%) primarily as a result of (i) a $7 million decrease in headcount related expense, (ii) a $6 million decrease related to the Orbitz Worldwide IPO, (iii) a $9 million decrease in non-cash equity-based compensation, (iv) $3 million of incremental foreign exchange gains and (v) a $2 million decrease in integration expense. The decrease in Corporate and unallocated SG&A includes the impact of our cost savings initiatives, which resulted in savings of $10 million in 2008 compared to $7 million in 2007.

  Separation and Restructuring Charges

        Separation and restructuring cost decreased $1 million due to a $2 million decrease in separation costs offset by a $1 million increase in restructuring charges in our GDS segment.

        During 2007, we incurred $4 million in restructuring charges as we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. Approximately $3 million and $1 million of the restructuring costs were recorded within the GDS and GTA segments, respectively. Subsequent to our acquisition by Blackstone, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2008 and have incurred $5 million in additional charges in 2008. Approximately $3 million, $1 million and $1 million of the restructuring costs have been recorded within the GDS, Corporate and other and GTA segments, respectively.

  Depreciation and Amortization

        Depreciation and amortization increased $11 million (22%) due to $16 million incremental depreciation and amortization from the acquisition of Worldspan offset by a $13 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide. On an organic basis, depreciation and amortization increased $8 million as a result of accelerated depreciation on certain assets relating to the integration of the GDS data center.

  Other Expenses, Net

        Other expenses, net decreased $2 million primarily due to a loss on a sale of assets in 2007.

  Interest Expense, Net

        Interest expense, net decreased $31 million (37%) primarily due to a non-cash gain of $25 million resulting from our interest rate hedging programs and the impact from our bond repurchases during the quarter.

  Provision for Income Taxes

        We have an income tax provision of $11 million for the three months ended June 30, 2008 primarily for taxes in foreign jurisdictions which cannot be offset with the losses in the United States. We recorded an income tax provision of $8 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,		Change
	2007	2008	$	%
Net revenue	$1,381	$1,369	$(12)	(1)

Costs and expenses
Cost of revenue	565	702	137	24
Selling, general and administrative	562	341	(221)	(39)
Separation and restructuring charges	29	14	(15)	(52)
Depreciation and amortization	105	129	24	23
Other expenses, net	2	—	(2)	100

Total costs and expenses	1,263	1,186	(77)	(6)

Operating income	118	183	65	55
Interest expense, net	(168)	(138)	30	18
Gain on early extinguishment of debt	—	18	18	100

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(50)	63	113	*
Provision for income taxes	(5)	(23)	(18)	360
Equity in losses of investments, net	—	(10)	(10)	100

Income (loss) from continuing operations, net of tax	(55)	30	85	*
Loss from discontinued operations, net of tax	(1)	—	1	100

Net income (loss)	$(56)	$30	$86	*

*
Not meaningful.

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, we also evaluate the performance of our segments based on segment EBITDA adjusted to exclude; the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport by an affiliate of The Blackstone Group, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

        Our results on a segment basis for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 are as follows:

	Six Months Ended June 30,				Change
	2007		2008		$	%
GDS
Net revenue	$822	(a)	$1,184	(c)	$362	44
Segment EBITDA	235	(b)	330	(d)	95	40
GTA
Net revenue	145	(e)	185		40	28
Segment EBITDA	25	(f)	45	(g)	20	80
Orbitz Worldwide
Net revenue	447	(h)	—		(447)	—
Segment EBITDA	49	(i)	—		(49)	—
Corporate and other(j)
EBITDA	(86)		(45)		41	48
Intersegment Eliminations(k)
Net revenue	(33)		—		33	—
Consolidated Totals
Net revenue	$1,381		$1,369		$(12)	(1)
EBITDA	$223		$330		$107	48

(a)
Includes acquisition and related adjustments of $3 million.

(b)
Includes cost savings of $34 million, $22 million of restructuring costs, $3 million of acquisition and related adjustments, $3 million of integration costs related to the acquisition of Worldspan, and $6 million net loss related to the disposal of assets.

(c)
Includes $365 million of incremental net revenue from Worldspan and acquisition and related adjustments of $1 million.

(d)
Includes $72 million of incremental EBITDA contributed by Worldspan, cost savings of $61 million, $11 million of integration costs related to the acquisition of Worldspan, $9 million of restructuring costs and acquisition and related adjustments of $1 million and $6 million net loss related to the disposal of assets.

(e)
Includes acquisition and related adjustments of $2 million.

(f)
Includes $6 million of costs associated with the acquisition of GTA by the predecessor in 2005, $2 million of cost savings, $2 million of acquisition and related adjustments and $1 million of restructuring costs.

(g)
Includes cost savings of $5 million, $2 million of restructuring costs, and $2 million gain related to the disposal of assets.

(h)
Includes acquisition and related adjustments of $8 million.

(i)
Includes a one-time unfavorable contract termination cost of $13 million, acquisition and related adjustments of $8 million, $1 million of restructuring costs, $5 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(j)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below:

	Six Months Ended June 30,
	2007	2008
Corporate and unallocated expenses	$(52)	$(45)
Gain on early extinguishment of debt	—	18
Restructuring and related activities	(1)	(3)
Separation costs	(4)	—
Equity compensation	(12)	—
Transaction and integration costs	(17)	(13)
Sponsor monitoring	(3)	(3)
Gain on foreign currency	3	1

	$(86)	$(45)

(k)
Consists primarily of eliminations related to the inducements paid by our GDSs to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes and equity in losses of investments:

	Six Months Ended June 30,
	2007	2008
EBITDA	$223	$330
Interest expense, net	(168)	(138)
Depreciation and amortization	(105)	(129)

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	$(50)	$63

  Net Revenue

        Net revenue decreased $12 million (1%) and included (i) a $447 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $365 million of incremental revenue from the acquisition of Worldspan, (iii) $40 million of growth at GTA, and (iv) a $33 million increase resulting from the reduction of intersegment eliminations offset by a $3 million decrease in revenue from our GDS segment.

        GDS net revenue increased $362 million (44%), including $365 million of incremental revenue from the Worldspan acquisition. Excluding Worldspan net revenue, GDS net revenue decreased $3 million primarily due to a $3 million decrease in other GDS revenue and a $2 million decrease in IT services revenue, partially offset by a $2 million increase in GDS booking fees. Americas booking fees decreased $15 million (7%) primarily due to a 7% decrease in segments. EMEA booking fees increased $13 million (3%) due to a 6% increase in yield offset by a 3% decrease in segments. Asia Pacific booking fees increased $4 million (3%) due to a 4% increase in yield partially offset by a 1% decrease in segments. Other GDS revenue decreased $3 million primarily due to a $6 million decrease in subscriber fees offset by a $3 million increase in other revenue.

        GTA net revenue increased $40 million (28%) primarily as a result of a 16% increase in total transaction value ("TTV") and higher margins on overall sales, partially offset by lower margins within our consumer business.

  Cost of Revenue

        Cost of revenue increased $137 million (24%) primarily due to (i) $230 million of incremental costs from the acquisition of Worldspan, (ii) a $134 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $33 million increase from the reduction of intersegment eliminations and (iv) a $12 million increase at GTA offset by a $4 million decrease from our GDS segment.

        GDS cost of revenue increased $226 million (52%) primarily due to $230 million of costs contributed by Worldspan. Excluding Worldspan cost of revenue, GDS cost of revenue declined $4 million (1%) primarily due to a $16 million (14%) decrease in telecommunications and technology costs offset by a $12 million (4%) increase in support payments and commissions. The telecommunications and technology costs reductions are primarily the result of restructuring actions implemented in 2006. These cost saving initiatives resulted in savings of $42 million in 2008 compared to $23 million in 2007.

        GTA cost of revenue increased $12 million (48%) primarily as a result of incremental costs incurred as a result of an increase in TTV and an increase in transactions for which we take inventory risk, resulting in increased cost of sales and net revenue. These increases are partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer businesses.

  Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $221 million (39%) primarily due to (i) $61 million of incremental costs from the acquisition of Worldspan, (ii) a $263 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $9 million increase at GTA, (iv) a $6 million decrease from our GDS segment (excluding Worldspan) and (v) a $22 million decrease in Corporate and other.

        GDS SG&A increased $55 million (43%) including the expenses of Worldspan that contributed $61 million. Excluding the Worldspan expenses, GDS SG&A decreased $6 million (5%) primarily as a result of incremental cost saving initiatives and Worldspan synergies realized in 2008 partially offset by $8 million of incremental integration costs relating to the Worldspan acquisition. In 2008 we have realized $19 million in cost savings as compared to $11 million in 2007. We have realized $24 million in Worldspan synergies across the GDS segment in 2008.

        GTA SG&A increased $9 million (9%) primarily as a result of increases in various general administrative and overhead costs incurred to support the growth in business, including salaries and wages, and the impact of foreign exchange fluctuations, partially offset by $3 million of incremental cost savings initiatives realized during the period.

        Corporate and other SG&A decreased $22 million (27%) primarily as a result of a $9 million decrease in headcount related expense and a $12 million decrease in non-cash equity-based compensation. The decrease in Corporate and other SG&A includes the impact of our cost savings initiatives, which resulted in savings of $19 million in 2008 compared to $11 million in 2007.

  Separation and Restructuring Charges

        Separation and restructuring charges decreased $15 million primarily as a result of a $4 million decrease in separation costs and an $11 million decrease in restructuring costs. The restructuring costs decrease is attributable to a $13 million and $1 million decrease in our GDS and Orbitz Worldwide segments, respectively, offset by increases of $2 million and $1 million in Corporate and other and GTA, respectively.

        During the six months ended June 30, 2007, we incurred $25 million in restructuring charges as we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The GDS segment recorded $22 million and Orbtiz Worldwide, GTA and Corporate and other each recorded $1 million. Subsequent to the Acquisition, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2008 and have incurred $14 million in additional charges during the first six months of 2008. Excluding $2 million of restructuring costs incurred at Worldspan, approximately $7 million, $3 million and $2 million of the restructuring costs have been recorded within the GDS, Corporate and other and GTA segments, respectively.

  Depreciation and Amortization

        Depreciation and amortization increased $24 million (23%) due to $34 million incremental depreciation and amortization from the acquisition of Worldspan offset by a $25 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide. On an organic basis, depreciation and amortization increased $15 million as a result of accelerated depreciation on certain assets relating to the integration of the GDS data center.

  Other Expenses, Net

        Other expenses, net decreased $2 million primarily due to a loss on a sale of assets in 2007.

  Interest Expense, Net

        Interest expense, net decreased $30 million (18%) primarily due to a non-cash gain of approximately $25 million resulting from our interest rate hedging programs and the impact from our bond repurchases during 2008.

  Provision for Income Taxes

        We have an income tax provision of $23 million for the six months ended June 30, 2008 primarily for taxes in foreign jurisdictions which cannot be offset with the losses in the United States. We recorded an income tax provision of $5 million for the six months ended June 30, 2007.

  Liquidity and Capital Resources

        Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on our outstanding indebtedness and any mandatory or discretionary principal payments of a portion of our outstanding indebtedness. As of June 30, 2008, our financing needs were supported by $281 million of available capacity under our revolving credit facility, reflecting the available capacity of $300 million less $19 million of foreign currency denominated letters of credit outstanding.

Cash Flows

        At June 30, 2008, we had $309 million of cash and cash equivalents, which is flat as compared to December 31, 2007. The following table summarizes the components:

	Six Months Ended June 30,		Change
	2007	2008	$
Cash provided by (used in):
Operating activities	$316	$153	$(163)
Investing activities	5	(48)	(53)
Financing activities	(109)	(109)	—
Effects of exchange rate changes	4	4	—

Net change in cash and cash equivalents from continuing operations	$216	$—	$(216)

         Operating Activities.    For the six months ended June 30, 2008, our cash provided by operations was $153 million, a decrease of $163 million as compared to the six months ended June 30, 2007. The decrease primarily is due to the deconsolidation of Orbitz Worldwide, which generated approximately $141 million of cash from operating activities during the six months ended June 30, 2007, and changes in working capital due primarily to the timing of collections of receivables from the airline payment clearing house partially offset by $60 million in incremental operating cash flow from Worldspan.

         Investing Activities.    The use of cash from investing activities for the six months ended June 30, 2008 was driven by $46 million of capital expenditures and $3 million of acquisition related payments. The source of cash from investing activities for the six months ended June 30, 2007 was driven by $75 million from assets sales offset by $64 million of capital expenditures, including $26 million by Orbitz Worldwide, and $7 million of cash used for business acquisitions.

         Financing Activities.    The use of cash from financing activities for the six months ended June 30, 2008 was due to $109 million in cash used to repurchase debt in 2008. The use of cash from financing activities for the six months ended June 30, 2007 was due to $111 million in debt repayments partially offset by $2 million received from the purchase of equity by management.

Debt and Financing Arrangements

        During the six months ended June 30, 2008, we repurchased approximately $121 million in aggregate principal amount of notes at a discount, resulting in $18 million of gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated facility and Euro-denominated notes increased by approximately $84 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instrument contracts. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on our Consolidated Condensed Balance Sheet. We repaid approximately $5 million of debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $1 million under our capital leases. As of June 30, 2008, there were no borrowings outstanding under our revolving credit facilities, approximately $131 million of commitments outstanding under the synthetic letter of credit facility and approximately $19 million of non-U.S. dollar letter of credit commitments outstanding under our revolving credit facility. Included in these amounts are commitments of approximately $71 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide.

        As of June 30, 2008, we were in compliance with all restrictive and financial covenants related to our long-term debt.

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

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at June 30, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

Item 4.    Controls and Procedures

(a)
Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting related to our financial close and reporting process described previously in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 11, 2008 and below.

  The material weakness resulted from (1) the inadequate design of controls to ensure the accurate estimation of financial assistance expense related to certain travel agency subscriber activities and (2) failure to execute designed monitoring and account reconciliation controls to identify errors in related account balances. These control deficiencies resulted in errors in certain account balances, resulting in an understatement of cost of revenue and accrued expenses.

(b)
Changes in Internal Control Over Financial Reporting.    Except as described below, there have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  During 2008, the Company commenced efforts to remediate the material weakness described above. While the remediation activities are ongoing, certain procedures already implemented did result in the identification of an error at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. As a result of this error, the Company has determined to restate its previously issued interim and annual financial statements for the periods ended March 31, 2008, September 30, 2007, June 30, 2007, and March 31, 2007 and for the year ended December 31, 2007. The Company expects the remediation efforts to be complete by year-end.

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

        Not Applicable.

Item 3.    Defaults Upon Senior Securities.

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item 5.    Other Information.

        On August 12, 2008, our Board of Directors approved an Indemnification Agreement to be entered into between the Company and each of its directors and officers. A form of the Indemnification Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits.

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED
Date: August 14, 2008	/s/ MICHAEL E. RESCOE Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: August 14, 2008	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2

Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1
First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Travelport Limited filed on May 7, 2008).
10.2	Form of Indemnification Agreement between Travelport Limited and its Directors and Officers.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Table of Contents
FORWARD-LOOKING STATEMENTS
PART I—FINANCIAL INFORMATION
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
TRAVELPORT LIMITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (in millions)
TRAVELPORT LIMITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited) (Unless otherwise noted, all amounts are in millions)
STATEMENTS OF OPERATIONS
BALANCE SHEET
STATEMENT OF CASH FLOWS
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Six Months Ended June 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2008
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS For the Six Months Ended June 30, 2008
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of June 30, 2008
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2008
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