Form 10-Q/A
period 2007-09-30
Travelport LTD
filed 2008-09-26
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 2

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

 EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed on November 14, 2007 (the "Original Filing") and amended and restated on January 25, 2008, to amend and restate our consolidated financial statements as of December 31, 2006 and our consolidated condensed financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and the period July 13, 2006 (Formation Date) through September 30, 2006, and the combined condensed financial statements for the periods July 1, 2006 through August 22, 2006 (Predecessor) and January 1, 2006 through August 22, 2006 (Predecessor). The restatement is discussed in Note 2 to the condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended September 30, 2007, the Company identified errors at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. The errors resulted in an understatement of cost of revenue and accrued expense.

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

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 (Restated), the period July 13, 2006 (Formation Date) through September 30, 2006 (Restated), and the Combined Condensed Statements of Operations for the period July 1, 2006 through August 22, 2006 (Restated) and the period January 1, 2006 through August 22, 2006 (Restated)

		4-5
	Consolidated Condensed Balance Sheets as of September 30, 2007 (Restated) and December 31, 2006 (Restated)	6
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Restated), the period July 13, 2006 (Formation Date) through September 30, 2006 (Restated), and the Combined Condensed Statement of Cash Flows for the period January 1, 2006 through August 22, 2006 (Predecessor) (Restated)	7
	Consolidated Condensed Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2007 (Restated)	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
PART II	Other Information	59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
	Signatures	60

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

 PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

	As Restated (See Note 2)
	Company (Consolidated)
			Predecessor (Combined)
		July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007		July 1, 2006 through August 22, 2006
Net revenue	$761	$244	$381

Costs and expenses
Cost of revenue	301	124	163
Selling, general and administrative	301	95	147
Separation and restructuring charges	—	12	54
Depreciation and amortization	70	27	28
Impairment of intangible assets	—	—	1,170
Other income, net	—	—	(2)

Total costs and expenses	672	258	1,560

Operating income (loss)	89	(14)	(1,179)
Interest expense, net	(113)	(50)	(16)
Other expense, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(25)	(64)	(1,196)
Benefit (provision) for income taxes	(26)	(7)	35
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(50)	(71)	(1,161)
Loss from discontinued operations, net of tax	—	(2)	(2)

Net loss	$(50)	$(73)	$(1,163)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)
(in millions)

	As Restated (See Note 2)
	Company (Consolidated)
			Predecessor (Combined)
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Net revenue	$2,157	$244	$1,710

Costs and expenses
Cost of revenue	872	124	722
Selling, general and administrative	871	95	654
Separation and restructuring charges	29	12	92
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,364
Other expense (income), net	2	—	(7)

Total costs and expenses	1,951	258	3,950

Operating income (loss)	206	(14)	(2,240)
Interest expense, net	(281)	(50)	(39)
Equity in losses of investments, net	(1)	—	(1)

Loss from continuing operations before income taxes and minority interest	(76)	(64)	(2,280)
Benefit (provision) for income taxes	(31)	(7)	116
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	—

Loss from continuing operations, net of tax	(106)	(71)	(2,164)
Loss from discontinued operations, net of tax	—	(2)	(6)
Loss on disposal of discontinued operations, net of tax	—	—	(6)

Net loss	$(106)	$(73)	$(2,176)

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED BALANCE SHEETS

(Unaudited)
(in millions, except share data)

	Company (Consolidated)
	As Restated (See Note 2)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$362	$87
Accounts receivable (net of allowance for doubtful accounts of $39 and $27)	591	457
Deferred income taxes	13	13
Other current assets	293	161

Total current assets	1,259	718
Property and equipment, net	654	517
Goodwill	2,976	2,147
Trademarks and tradenames	827	707
Other intangible assets, net	1,824	1,633
Deferred income taxes	26	34
Other non-current assets	249	382

Total assets	$7,815	$6,138

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$407	$308
Accrued expenses and other current liabilities	996	834
Current portion of long-term debt	30	24
Deferred income taxes	14	13

Total current liabilities	1,447	1,179
Long-term debt	4,326	3,623
Deferred income taxes	287	247
Tax sharing liability	130	125
Other non-current liabilities	218	198

Total liabilities	6,408	5,372

Commitments and contingencies (Note 11)
Minority interest in consolidated subsidiaries	296	—
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,248	908
Accumulated deficit	(260)	(153)
Accumulated other comprehensive loss	123	11

Total shareholders' equity	1,111	766

Total liabilities and shareholders' equity	$7,815	$6,138

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)
(in millions)

	As Restated (See Note 2)
	Company (Consolidated)
			Predecessor (Combined)
		July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007		January 1, 2006 through August 22, 2006
Operating activities of continuing operations
Net loss	$(106)	$(73)	$(2,176)
Loss from discontinued operations	—	2	12

Loss from continuing operations	(106)	(71)	(2,164)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	177	27	125
Impairment of intangible assets	—	—	2,364
Deferred income taxes	(1)	—	(111)
Provision for bad debts	6	1	10
Gain on sale of property	—	—	(9)
Amortization of debt issuance costs	34	13	—
Non-cash charges related to tax sharing liability	11	1	14
Equity based compensation	23	—	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(70)	2	(90)
Other current assets	(19)	11	8
Accounts payable, accrued expenses and other current liabilities	216	132	152
Other	(32)	5	(31)

Net cash provided by operating activities of continuing operations	239	121	268

Investing activities of continuing operations
Property and equipment additions	(82)	(18)	(102)
Businesses acquired, net of cash and acquisition related payments	(1,058)	(4,110)	(20)
Net intercompany funding with Avis Budget	—	—	199
Proceeds from asset sales	55	—	10
Net intercompany funding from Parent affiliate	—	174	—
Other	(25)	—	(5)

Net cash (used in) provided by investing activities of continuing operations	(1,110)	(3,954)	82

Financing activities of continuing operations
Proceeds from borrowings	1,640	3,603	1,900
Principal payments on borrowings	(1,091)	(1,783)	(467)
Repayment from (advance to) Avis Budget	—	1,783	(1,783)
Issuance of common stock	5	900	—
Proceeds from Orbitz Worldwide IPO	477	—	—
Contribution of PIK note from Parent	135	—	—
Payment for settlement of tax sharing liability	—	—	(32)
Debt issuance costs	(25)	(105)	—

Net cash provided by (used in) financing activities of continuing operations	1,141	4,398	(382)

Effect of changes in exchange rates on cash and cash equivalents	5	—	8

Net increase (decrease) in cash and cash equivalents from continuing operations	275	565	(24)

Cash used in discontinued operations
Operating activities	—	(1)	(10)
Financing activities	—	—	5

	—	(1)	(5)

Cash and cash equivalents at beginning of period	87	—	88
Cash and cash equivalents at end of period	362	564	59
Less cash of discontinued operations	—	—	—

Cash and cash equivalents of continuing operations	$362	$564	$59

Supplemental disclosure of cash flow information
Interest payments	$272	$31	$25
Income tax payments, net	$18	$1	$19
Non-cash forgivement of debt	$—	$—	$916

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2006 (as restated, see note 2)	$—	$908	$(153)	$11	$766
Cumulative effect of change in accounting principle—FIN 48, net of tax	—	—	(1)	—	(1)

Balance as of January 1, 2007 (as restated, see note 2)	—	908	(154)	11	765
Issuance of common stock	—	5	—	—	5
Equity-based compensation	—	11	—	—	11
Contribution of PIK note from Parent	—	135	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	189	—	—	189
Comprehensive loss:
Net loss (as restated, see note 2)	—	—	(106)	—	—
Currency translation adjustment, net of tax	—	—	—	123
Unrealized loss on cash flow hedges, net of tax	—	—	—	(11)
Total comprehensive loss (as restated, see note 2)	—	—	—	—	6

Balance as of September 30, 2007 (as restated, see note 2)	$—	$1,248	$(260)	$123	$1,111

See Notes to Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

1. Basis of Presentation

        Travelport Limited (hereafter the "Company") is a Bermuda company formed on July 13, 2006 for the purpose of the acquisition of the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest travel conglomerates. It operates two primary businesses—a global distribution system (GDS), which comprises the Galileo and Worldspan businesses; and Gullivers Travel Associates, a wholesaler of travel content ("GTA"); and, as of September 30, 2007, owns a controlling interest in Orbitz Worldwide, Inc., an online travel company ("Orbitz Worldwide"). (See Note 15—Subsequent Event, for discussion of the Company's stake in Orbitz Worldwide).The Company has approximately 7,500 employees and operates in 145 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California and One Equity Partners of New York.

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

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services; TRUST International, which offers transaction processing solutions for travel suppliers and other travel industry customers; and OctopusTravel, which provides travel products and services largely

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

1. Basis of Presentation (Continued)

to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

2. Restatement

        In July 2008, the Company identified errors at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. These error resulted in an understated of cost of revenue and accrued expenses.

        As a result of these errors, the Company's Board of Directors and management determined to restate the Company's previously issued consolidated financial statements as of December 31, 2006 and the condensed financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and the periods July 13, 2006 (Formation Date) through September 30, 2006, July 1, 2006 through August 22, 2006 (Predecessor) and January 1, 2006 through August 22, 2006 (Predecessor). In addition the Company identified other immaterial errors which have been corrected in the appropriate accounting periods.

        The following tables present the effect of correcting these errors on previously issued financial statements.

STATEMENTS OF OPERATIONS

	Company (Consolidated)
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$761	$761	$2,157	$2,157

Costs and expenses
Cost of revenue	298	301	866	872
Selling, general and administrative	302	301	872	871
Separation and restructuring charges	—	—	29	29
Depreciation and amortization	70	70	177	177
Other expense, net	—	—	2	2

Total costs and expenses	670	672	1,946	1,951

Operating income	91	89	211	206
Interest expense, net	(113)	(113)	(281)	(281)
Equity in losses of investments, net	(1)	(1)	(1)	(1)

Loss from continuing operations before income taxes and minority interest, net	(23)	(25)	(71)	(76)
Provision for income taxes	(26)	(26)	(31)	(31)
Minority interest in loss of consolidated subsidiaries, net of tax	1	1	1	1

Net loss	$(48)	$(50)	$(101)	$(106)

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

2. Restatement (Continued)

STATEMENTS OF OPERATIONS

	Company (Consolidated)		Predecessor (Combined)
	July 13, 2006 (Formation Date) through September 30, 2006	July 13, 2006 (Formation Date) through September 30, 2006	July 1, 2006 through August 22, 2006	July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$244	$244	$381	$381	$1,710	$1,710

Costs and expenses
Cost of revenue	123	124	162	163	721	722
Selling, general and administrative	95	95	147	147	654	654
Separation and restructuring charges	12	12	54	54	92	92
Depreciation and amortization	27	27	28	28	125	125
Impairment of intangible assets	—	—	1,171	1,170	2,365	2,364
Other income, net	—	—	(2)	(2)	(7)	(7)

Total costs and expenses	257	258	1,560	1,560	3,950	3,950

Operating loss	(13)	(14)	(1,179)	(1,179)	(2,240)	(2,240)
Interest expense, net	(50)	(50)	(16)	(16)	(39)	(39)
Equity in losses of investments, net	—	—	(1)	(1)	(1)	(1)

Loss from continuing operations before income taxes and minority interest, net	(63)	(64)	(1,196)	(1,196)	(2,280)	(2,280)
Benefit (provision) for income taxes	(7)	(7)	35	35	116	116

Loss from continuing operations, net of tax	(70)	(71)	(1,161)	(1,161)	(2,164)	(2,164)
Loss from discontinued operations, net of tax	(2)	(2)	(2)	(2)	(6)	(6)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	(6)	(6)

Net loss	$(72)	$(73)	$(1,163)	$(1,163)	$(2,176)	$(2,176)

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

2. Restatement (Continued)

BALANCE SHEET

	Company (Consolidated)
	September 30, 2007		December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$376	$362	$97	$87
Accounts receivable, net	577	591	447	457
Deferred income taxes	13	13	13	13
Other current assets	293	293	161	161

Total current assets	1,259	1,259	718	718
Property and equipment, net	655	654	517	517
Goodwill	2,974	2,976	2,146	2,147
Trademarks and tradenames	827	827	707	707
Other intangible assets, net	1,824	1,824	1,633	1,633
Non-current deferred income taxes	26	26	34	34
Other non-current assets	246	249	381	382

Total assets	$7,811	$7,815	$6,136	$6,138

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$407	$407	$308	$308
Accrued expenses and other current liabilities	985	996	830	834
Current portion of long-term debt	30	30	24	24
Deferred income taxes	14	14	13	13

Total current liabilities	1,436	1,447	1,175	1,179
Long-term debt	4,326	4,326	3,623	3,623
Deferred income taxes	287	287	247	247
Tax sharing liability	130	130	125	125
Other non-current liabilities	216	218	197	198

Total liabilities	6,395	6,408	5,367	5,372

Commitments and contingencies
Minority interest in consolidated subsidiaries	296	296	—	—
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—	—	—
Additional paid in capital	1,248	1,248	908	908
Accumulated deficit	(252)	(260)	(150)	(153)
Accumulated other comprehensive income	124	123	11	11

Total shareholders' equity	1,120	1,111	769	766

Total liabilities and shareholders' equity	$7,811	$7,815	$6,136	$6,138

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

2. Restatement (Continued)

STATEMENT OF CASH FLOWS

	Company (Consolidated)
					Predecessor (Combined)
			July 13, 2006 (Formation Date) through September 30, 2006
	Nine Months Ended September 30, 2007				January 1, 2006 through August 22, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating activities of continuing operations
Net loss	$(101)	$(106)	$(72)	$(73)	$(2,176)	$(2,176)
Loss from discontinued operations	—	—	2	2	12	12

Loss from continuing operations	(101)	(106)	(70)	(71)	(2,164)	(2,164)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	177	177	27	27	125	125
Impairment of intangible assets	—	—	—	—	2,365	2,364
Deferred income taxes	(1)	(1)	—	—	(111)	(111)
Provision for bad debts	6	6	1	1	10	10
Gain on sale of property	—	—	—	—	(9)	(9)
Amortization of debt issuance costs	34	34	13	13	—	—
Non-cash charges related to tax sharing liability	11	11	1	1	14	14
Equity based compensation	23	23	—	—	—	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(66)	(70)	12	2	(85)	(90)
Other current assets	(19)	(19)	11	11	8	8
Accounts payable, accrued expenses and other current liabilities	211	216	131	132	151	152
Other	(32)	(32)	5	5	(31)	(31)

Net cash provided by operating activities of continuing operations	243	239	131	121	273	268

Investing activities of continuing operations
Property and equipment additions	(82)	(82)	(18)	(18)	(102)	(102)
Businesses acquired, net of cash and acquisition related payments	(1,058)	(1,058)	(4,110)	(4,110)	(20)	(20)
Net intercompany finding with Avis Budget	—	—	—	—	199	199
Proceeds from asset sales	55	55	—	—	10	10
Net intercompany funding from Parent affiliate	—	—	174	174	—	—
Other	(25)	(25)	—	—	(5)	(5)

Net cash provided by (used in) investing activities of continuing operations	(1,110)	(1,110)	(3,954)	(3,954)	82	82

Financing activities of continuing operations
Proceeds from borrowings	1,640	1,640	3,603	3,603	1,900	1,900
Principal payments on borrowings	(1,091)	(1,091)	(1,783)	(1,783)	(467)	(467)
Repayment from (advance to) Avis Budget	—	—	1,783	1,783	(1,783)	(1,783)
Issuance of common stock	5	5	900	900
Proceeds from Orbitz Worldwide IPO	477	477	—	—	—	—
Contribution of PIK note from Parent	135	135	—	—	—	—
Payment for settlement of tax sharing facility	—	—	—	—	(32)	(32)
Debt issuance costs	(25)	(25)	(105)	(105)	—	—

Net cash (used in) provided by financing activities of continuing operations	1,141	1,141	4,398	4,398	(382)	(382)

Effect of changes in exchange rates on cash and cash equivalents	5	5	—	—	8	8

Net increase (decrease) in cash and cash equivalents from continuing operations	279	275	575	565	(19)	(24)

Cash used in discontinued operations
Operating activities	—	—	(1)	(1)	(10)	(10)
Financing activities	—	—	—	—	5	5

Cash used in discontinued operations	—	—	(1)	(1)	(5)	(5)

Cash and cash equivalents at beginning of period	97	87	—	—	93	88

Cash and cash equivalents at end of period	376	362	574	564	69	59
Less cash of discontinued operations	—	—	—	—	—	—

Cash and cash equivalents of continuing operations	$376	$362	$574	$564	$69	$59

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

2. Restatement (Continued)

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

5. Discontinued Operations (Continued)

        Summarized statement of operations data for discontinued operations is as follows:

	Company (Consolidated)
		Predecessor (Combined)
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

        The preliminary allocation of the purchase price is summarized as follows:

Cash consideration	$1,104
Application of PIK loan	135
Transaction costs and expenses	34

Total purchase price	1,273
Less: Historical value of tangible assets acquired in excess of liabilities assumed	267
Less: Fair value adjustments	224

Goodwill	$782

        The purchase price allocation related to the Worldspan acquisition is based on preliminary estimates and assumptions. Accordingly, the allocation may be subject to revision when the Company receives final information, including appraisals, valuations and other analysis. Any revision to fair

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

6. Acquisition (Continued)

values, which may be significant, will be recorded as further adjustments to the purchase price allocation. The Company expects to complete the purchase price allocation during the third quarter of 2008.

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

	Company (Consolidated)
	Nine Months Ended September 30, 2007
	Historical as Reported	Adjustments	Proforma
Net revenue	$2,157	$454	$2,611
Loss from continuing operations before income taxes and minority interest	(76)	4	(72)
Net loss	$(106)	$(1)	$(107)

	Nine Months Ended September 30, 2006
	Company	Predecessor
	July 13, 2006 (Formation Date) through September 30, 2006	January 1, 2006 through August 22, 2006
	Historical as Reported	Historical as Reported	Adjustments	Proforma
Net revenue	$244	$1,710	$696	$2,650
Loss from continuing operations before income taxes and minority interest	(64)	(2,280)	52	(2,292)
Net loss	$(73)	$(2,176)	$23	$(2,226)

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

6. Acquisition (Continued)

7. Intangible Assets

        Intangible assets consisted of:

	Company (Consolidated)
	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,976			$2,147

Trademarks and tradenames	$827			$707

Amortizable Intangible Assets
Customer relationships	$1,915	$143	$1,772	$1,608	$45	$1,563
Vendor relationships and other	56	4	52	71	1	70

	$1,971	$147	$1,824	$1,679	$46	$1,633

        The changes in the carrying amounts of goodwill for the Company between December 31, 2006 and September 30, 2007 are as follows:

	Balance as of December 31, 2006	Adjustments to Goodwill Acquired in 2006	Goodwill Acquired in 2007	Foreign Exchange	Balance as of September 30, 2007
Orbitz Worldwide	$1,242	$(26)	$—	$5	$1,221
GTA	741	6	—	58	805
GDS	164	4	782	—	950

	$2,147	$(16)	$782	$63	$2,976

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

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

8. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Company (Consolidated)
				Predecessor (Combined)
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

8. Separation and Restructuring Charges (Continued)

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

9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	Company (Consolidated)
	As of September 30, 2007	As of December 31, 2006
Accrued travel supplier payment, deferred revenue and customer advances	$458	$321
Accrued commissions and incentives	178	97
Accrued payroll and related	95	81
Accrued sales and use tax	66	65
Accrued advertising and marketing	37	36
Accrued interest expense	17	43
Accrued merger and acquisition costs	23	40
Other	122	151

	$996	$834

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

10. Long-Term Debt

        Long-term debt consisted of:

		Company (Consolidated)
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

10. Long-Term Debt (Continued)

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

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

        In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any

TRAVELPORT LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)
(Unaudited)

11. Commitments and Contingencies (Continued)

third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

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
(Unaudited)

12. Equity-Based Compensation (Continued)

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
(Unaudited)

12. Equity-Based Compensation (Continued)

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
(Unaudited)

12. Equity-Based Compensation (Continued)

and become fully vested on May 2010. All other restricted stock units cliff vest at the end of either a two-year or three-year period. The fair value of restricted stock units on the date of grant is amortized on a straight-line basis over the requisite service period.

        The table below summarizes activity regarding non-vested restricted stock units under the Orbitz Plan from July 2007 to September 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Beginning Balance	—	—
Granted	2,492,183	$13.58
Vested	(62,287)	$11.98
Forfeited	(22,036)	$15.00

Ending Balance at September 30, 2007	2,407,860	$13.61

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
(Unaudited)

12. Equity-Based Compensation (Continued)

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

14. Segment Information (Continued)

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. Concurrent with the acquisition of Worldspan on August 21, 2007, the Company changed the name of the Galileo segment to the GDS segment.

	Company (Consolidated)
				Predecessor (Combined)
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
GDS(a)
Net revenue	$449	$1,271	$161	$207	$1,006
Segment EBITDA	122	357	52	(1,104)	(1,729)
Orbitz Worldwide
Net revenue	225	672	64	123	521
Segment EBITDA	38	87	(4)	(5)	(282)
GTA
Net revenue	110	270	24	61	220
Segment EBITDA	38	64	(5)	18	35
Corporate and other
EBITDA(b)	(40)	(126)	(30)	(61)	(140)
Intersegment eliminations(c)
Net revenue	(23)	(56)	(5)	(10)	(37)
Combined Totals
Revenue	$761	$2,157	$244	$381	$1,710
EBITDA	$158	$382	$13	$(1,152)	$(2,116)

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

14. Segment Information (Continued)

  Provided below is a reconciliation of EBITDA to loss before income taxes:

	Company (Consolidated)
				Predecessor (Combined)
			July 13, 2006 (Formation Date) through September 30, 2006
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007		July 1, 2006 through August 22, 2006	January 1, 2006 through August 22, 2006
EBITDA	$158	$382	$13	$(1,152)	$(2,116)
Interest expense, net	(113)	(281)	(50)	(16)	(39)
Depreciation and amortization	(70)	(177)	(27)	(28)	(125)

Loss from continuing operations before income taxes and minority interest, net of tax	$(25)	$(76)	$(64)	$(1,196)	$(2,280)

        Provided below is a reconciliation of segment assets to total assets:

	Company (Consolidated)
	September 30, 2007	December 31, 2006
GDS	$3,298	$1,827
Orbitz Worldwide	1,994	2,058
GTA	2,141	1,935
Corporate and other	382	318

Total	$7,815	$6,138

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

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$280	$510	$(29)	$761

Cost and expenses			—
Cost of revenue	—	—	—	154	176	(29)	301
Selling, general and administrative	—	—	—	48	253	—	301
Depreciation and amortization	—	—	—	37	33	—	70
Other expense (income), net	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	240	461	(29)	672

Operating income	—	—	—	40	49	—	89
Interest income (expense), net	2	—	(102)	1	(14)	—	(113)
Equity in losses of investments, net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(52)	(62)	39	—	—	75	—

Income (loss) before income taxes and minority interest	(50)	(62)	(63)	41	34	75	(25)
Provision for income taxes	—	—	—	(1)	(25)	—	(26)
Minority interest in loss of consolidate subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(50)	$(61)	$(63)	$40	$9	$75	$(50)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$948	$1,265	$(56)	$2,157

Cost and expenses
Cost of revenue	—	—	—	451	477	(56)	872
Selling, general and administrative	—	—	—	208	663	—	871
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	103	74	—	177
Other expense, net	—	—	—	2	—	—	2

Total cost and expenses	—	—	—	793	1,214	(56)	1,951

Operating income	—	—	—	155	51	—	206
Interest income (expense), net	9		(275)	(1)	(14)	—	(281)
Equity in losses of investments, net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries	(115)	(126)	154	—	—	87	—

Income (loss) before income taxes and minority interest	(106)	(126)	(121)	154	36	87	(76)
Provision for income tax	—	—	—	(4)	(27)	—	(31)
Minority interest in loss of consolidated subsidiaries, net of tax	—	1	—	—	—	—	1

Net income (loss)	$(106)	$(125)	$(121)	$150	$9	$87	$(106)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$119	$130	$(5)	$244

Cost and expenses			—
Cost of revenue	—	—	—	31	98	(5)	124
Selling, general and administrative	—	—	—	63	32	—	95
Separation and restructuring charges	—	—	—	12	—	—	12
Depreciation and amortization	—	—	—	14	13	—	27

Total cost and expenses	—	—	—	120	143	(5)	258

Operating loss	—	—	—	(1)	(13)	—	(14)
Interest income (expense), net	—	—	(49)	(6)	5	—	(50)
Equity in earnings (losses) of subsidiaries	(73)	(58)	(9)	—	—	140	—

Loss before income taxes	(73)	(58)	(58)	(7)	(8)	140	(64)
Provision for income taxes	—	—	—	(2)	(5)	—	(7)

Loss from continuing operations, net of tax	(73)	(58)	(58)	(9)	(13)	140	(71)
Loss from discontinued operations	—	—	—	—	(2)	—	(2)

Net loss	$(73)	$(58)	$(58)	$(9)	$(15)	$140	$(73)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$232	$130	$—	$362
Accounts receivable, net	—	—	—	116	475	—	591
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	4	—	88	85	116	—	293

Total current assets	4	—	88	438	729	—	1,259
Investment in subsidiary/intercompany	1,098	(719)	2,849	—	—	(3,228)	—
Property and equipment, net	—	—	—	377	277	—	654
Goodwill	—	—	—	905	2,071	—	2,976
Trademarks and tradenames	—	—	—	313	514	—	827
Other intangible assets, net	—	—	—	1,054	770	—	1,824
Deferred income taxes	—	—	—	26	0	—	26
Other non-current assets	9	—	46	128	66	—	249

Total assets	$1,111	$(719)	$2,983	$3,241	$4,427	$(3,228)	$7,815

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$52	$355	$—	$407
Accrued expenses and other current liabilities	—	—	14	101	881	—	996
Current portion of long-term debt	—	—	10	12	8	—	30
Deferred income taxes	—	—	—	5	9	—	14

Total current liabilities	—	—	24	170	1,253	—	1,447
Long-term debt	—	—	3,678	54	594	—	4,326
Deferred income taxes	—	—	—	52	235	—	287
Tax sharing liability	—	—	—	—	130	—	130
Other non-current liabilities	—	—	—	116	102	—	218

Total liabilities	—	—	3,702	392	2,314	—	6,408
Minority interest in consolidated subsidiaries	—	296	—	—	—	—	296
Total shareholders' equity/intercompany	1,111	(1,015)	(719)	2,849	2,113	(3,228)	1,111

Total liabilities and shareholders' equity	$1,111	$(719)	$2,983	$3,241	$4,427	$(3,228)	$7,815

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$68	$—	$87
Accounts receivable, net	—	—	—	78	379	—	457
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	63	—	161

Total current assets	—	—	59	141	518	—	718
Investment in subsidiary/intercompany	766	(1,218)	2,323	—	—	(1,871)	—
Property and equipment, net	—	—	—	362	155	—	517
Goodwill	—	—	—	925	1,222	—	2,147
Trademarks and tradenames	—	—	—	538	169	—	707
Other intangible assets, net	—	—	—	954	679	—	1,633
Deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	119	138	—	382

Total assets	$766	$(1,218)	$2,507	$3,035	$2,919	$(1,871)	$6,138

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$237	$—	$308
Accrued expenses and other current liabilities	—	—	55	370	409	—	834
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13

Total current liabilities	—	—	77	447	655	—	1,179
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	247	—	247
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	140	32	—	198

Total liabilities	—	—	3,725	712	935	—	5,372
Total shareholders' equity/intercompany	766	(1,218)	(1,218)	2,323	1,984	$(1,871)	766

Total liabilities and shareholders' equity	$766	$(1,218)	$2,507	$3,035	$2,919	$(1,871)	$6,138

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Nine months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	$(106)	$(125)	$(121)	$150	$9	$87	$(106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	99	78	—	177
Deferred income taxes	—	—	—	2	(3)	—	(1)
Provision for bad debts	—	—	—	1	5	—	6
Amortization of debt issuance costs	—	—	34	—	—	—	34
Non-cash charges related to tax sharing liability	—	—	—	9	2	—	11
Equity based compensation	—	—	—	23	—	—	23
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(86)	16	—	(70)
Other current assets	—	—	—	5	(24)	—	(19)
Accounts payable, accrued expenses and other current liabilities	—	—	—	(20)	236	—	216
Investment in subsidiaries	115	126	(154)	—	—	(87)	—
Other	—	(1)	3	(43)	9	—	(32)

Net cash provided by (used in) operating activities	9	—	(238)	140	328	—	239

Investing activities
Property and equipment additions	—	—	—	(62)	(20)	—	(82)
Acquisition related payments	—	—	—	(1,058)	—	—	(1,058)
Proceeds from asset sales	—	—	—	—	55	—	55
Net intercompany funding	(626)	—	289	1,218	(881)	—	—
Other	—	—	—	(25)	—	—	(25)

Net cash provided by (used in) investing activities	(626)	—	289	73	(846)	—	(1,110)

Financing activities
Proceeds from borrowings	—	—	1,040	—	600	—	1,640
Principal payments on borrowings	—	—	(1,091)	—	—	—	(1,091)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds form Orbtiz IPO	477	—	—	—	—	—	477
Capital contribution from Parent	135	—	—	—	—	—	135
Deferred financing costs	—	—	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities	617	—	(51)	—	575	—	1,141

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase in cash and cash equivalents	—	—	—	213	62	—	275
Cash and cash equivalents at beginning of year	—	—	—	19	68	—	87

Cash and cash equivalents at end of year	$—	$—	$—	$232	$130	$—	$362

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

July 13, 2006 (Formation Date) through September 30, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net loss	$(73)	(58)	(58)	(9)	(15)	140	(73)
Loss from discontinued operations	—	—	—	—	2	—	2

Loss from continuing operations	(73)	(58)	(58)	(9)	(13)	140	(71)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	14	13	—	27
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	13	—	—	—	13
Non-cash charges related to tax sharing liability	—	—	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	32	(30)	—	2
Other current assets	—	—	—	3	8	—	11
Accounts payable, accrued expenses and other current liabilities	—	—	—	57	75	—	132
Investment in subsidiaries	73	58	9	—	—	(140)	—
Other	—	—	—	10	(5)	—	5

Net cash provided by (used in) operating activities	—	—	(36)	108	49	—	121

Investing activities
Property and equipment additions	—	—	—	(13)	(5)	—	(18)
Net assets acquired	—	—	(2,072)	—	(2,038)	—	(4,110)
Proceeds from asset sales	—	—	—	—	—	—	—
Net intercompany funding from Parent Affiliate	(707)	11	(1,365)	112	2,123	—	174

Net cash (used in) provided by investing activities	(707)	11	(3,437)	99	80	—	(3,954)

Financing activities
Proceeds from borrowing	—	—	3,603	—	—	—	3,603
Principal payments on borrowings	—	—	—	(1,783)	—	—	(1,783)
Repayment from Avis Budget	—	—	—	1,783	—	—	1,783
Issuance of common stock	900	—	—	—	—	—	900
Debt issuance cost	—	—	(105)	—	—	—	(105)

Net cash provided by financing activities	900	—	3,498	—	—	—	4,398

Net increase in cash and cash equivalents from continuing operations	193	11	25	207	129	—	565

Cashed used in Discontinued Operations
Operating activities	—	—	—	—	(1)	—	(1)

Cash and cash equivalents at beginning of year	—	—	—	—	—	—	—

Cash and cash equivalents at end of year	$193	$11	$25	$207	$128	$—	$564

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

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

July 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$212	$182	$(13)	$381

Cost and expenses
Cost of revenue	—	72	104	(13)	163
Selling, general and administrative	—	144	3	—	147
Separation and restructuring charges	—	54	—	—	54
Depreciation and amortization	—	16	12	—	28
Other income, net	—	(7)	5	—	(2)
Impairment of intangible assets	—	1,170	—	—	1,170

Total costs and expenses	—	1,449	124	(13)	1,560

Operating income (loss)	—	(1,237)	58	—	(1,179)
Interest expense, net	—	(13)	(3)	—	(16)
Other expense, net	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(1,163)	—	—	1,163	—

Income (loss) before income taxes	(1,163)	(1,251)	55	1,163	(1,196)
Benefit (provision) for income taxes	—	58	(23)	—	35

Income (loss) from continuing operations, net of tax	(1,163)	(1,193)	32	1,163	(1,161)
Loss from discontinued operations operations	—	—	(2)	—	(2)

Net income (loss)	$(1,163)	$(1,193)	$30	$1,163	$(1,163)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED STATEMENT OF OPERATIONS

January 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$838	$913	$(41)	$1,710

Cost and expenses
Cost of revenue	—	336	427	(41)	722
Selling, general and administrative	—	343	311	—	654
Separation and restructuring charges	—	92	—	—	92
Depreciation and amortization	—	72	53	—	125
Other income, net	—	(7)	—	—	(7)
Impairment of intangible assets	—	2,147	217	—	2,364

Total cost and expenses	—	2,983	1,008	(41)	3,950

Operating loss	—	(2,145)	(95)	—	(2,240)
Interest expense, net	—	(26)	(13)	—	(39)
Equity in losses of investments, net	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	(2,176)	—	—	2,176	—

Income before income taxes	(2,176)	(2,172)	(108)	2,176	(2,280)
Benefit (provision) for income taxes	—	132	(16)	—	116

Loss from continuing operations, net of tax	(2,176)	(2,040)	(124)	2,176	(2,164)
Loss from discontinued operations operations	—	—	(6)	—	(6)
Loss from disposal of discontinued operations operations	—	—	(6)	—	(6)

Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)

COMBINING CONDENSED CASH FLOWS

For the period January 1, 2006 through August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,176)	(2,040)	(124)	2,176	(2,164)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	53	—	125
Impairment of intangible assets	—	2,147	217	—	2,364
Provision for bad debts	—	—	10	—	10
Gain on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Deferred income taxes	—	(88)	(23)	—	(111)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	21	—	(90)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	125	27	—	152
Investment in subsidiaries	2,176	—	—	(2,176)	—
Other	—	26	(57)	—	(31)

Net cash provided by operating activities of continuing operations	—	138	130	—	268

Investing activities of continuing operations
Property and equipment additions	—	(76)	(26)	—	(102)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Other	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	196	—	82

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Principal payments on borrowings	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net increase in cash and cash equivalents from continuing operations	—	(8)	(16)	—	(24)
Cash used in discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	5	—	5

	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	13	75	—	88

Cash and cash equivalents at end of period	$—	$5	54	$—	59

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission on September 26, 2008. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 2—Restatement to the condensed financial statements. Unless otherwise noted, all dollar amounts are in millions.

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

Three Months Ended September 30, 2007 Compared to our Combined Three Months Ended September 30, 2006.

		Company
	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined	Company
	July 1, 2006 through August 22, 2006		Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Change
					$	%
Net revenue	$381	$244	$625	$761	$136	22%

Costs and expenses
Cost of revenue	163	124	287	301	14	5%
Selling, general and administrative	147	95	242	301	59	24%
Separation and restructuring charges	54	12	66	—	(66)	*
Depreciation and amortization	28	27	55	70	15	27%
Impairment of intangible assets	1,170	—	1,170	—	(1,170)	*
Other income, net	(2)	—	(2)	—	2	100%

Total costs and expenses	1,560	258	1,818	672	(1,146)	*

Operating income (loss)	(1,179)	(14)	(1,193)	89	1,282	*
Interest expense, net	(16)	(50)	(66)	(113)	(47)	71%
Equity in losses of investments, net	(1)	—	(1)	(1)	—	*

Loss from continuing operations before income taxes and minority interest	(1,196)	(64)	(1,260)	(25)	1,235	*
Benefit (provision) for income taxes	35	(7)	28	(26)	(54)	*
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Loss from continuing operations, net of tax	(1,161)	(71)	(1,232)	(50)	1,182	*
Loss from discontinued operations, net of tax	(2)	(2)	(4)	—	4	*

Net loss	$(1,163)	$(73)	$(1,236)	$(50)	$1,186	*

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

        Our results on a segment basis for the three months ended September 30, 2007 as compared to the combined results for the three months ended September 30, 2006 are as follows:

		Company
	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined		Company
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006		Three Months Ended September 2007		Change
							$	%
GDS
Net revenue	$207	$161	$368	(a)	$449	(b)	$81	22%
Segment EBITDA	(1,104)	52	(1,052	)(c)	122	(d)	1,174	*
Orbitz Worldwide
Net revenue	123	64	187	(e)	225	(f)	38	20%
Segment EBITDA	(5)	(4)	(9	)(g)	38	(h)	47	*
GTA
Net revenue	61	24	85	(i)	110		25	29%
Segment EBITDA	18	(5)	13	(j)	38	(k)	25	192%
Corporate and other(n)
Segment EBITDA	(61)	(30)	(91	)(l)	(40	)(m)	51	*
Intersegment Eliminations
Net revenue	(10)	(5)	(15)		(23)		(8)	53%
Combined Totals
Net revenue	$381	$244	$625		$761		$136	22%
Segment EBITDA	$(1,152)	$13	$(1,139)		$158		$1,297	*

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and minority interest:

		Company
	Predecessor	July 13, 2006 (Formation Date) through September 30, 2006	Combined	Company
	July 1, 2006 through August 22, 2006		Three Months Ended September 2006	Three Months Ended September 2007
EBITDA	$(1,152)	$13	$(1,139)	$158
Interest expense, net	(16)	(50)	(66)	(113)
Depreciation and amortization	(28)	(27)	(55)	(70)

Loss from continuing operations before income taxes and minority interest	$(1,196)	$(64)	$(1,260)	$(25)

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

Cost of Revenue

        Cost of revenue increased $14 million (5%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $31 million (11%), reflecting a decrease in GDS of $19 million, GTA of $3 million (21%) and incremental intersegment cost of revenue eliminations of $9 million.

        GDS cost of revenue increased $26 million (12%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $19 million (9%) resulting from a $22 million (47%) decrease in telecommunications and technology costs offset by a $3 million increase in support payments and commissions. The $3 million increase in inducements and support payments is principally driven by increased worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

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

Selling, General and Administrative Expenses (SG&A)

        SG&A increased $59 million (24%), including $12 million of incremental expenses from Worldspan. On an organic basis, SG&A increased $47 million (20%), primarily as a result of increases in GDS, Orbitz Worldwide, Corporate and GTA of $15 million, $15 million, $15 million and $2 million, respectively.

        GDS SG&A increased $27 million (51%), including $12 million of incremental expenses from Worldspan. Organic SG&A increased $15 million (29%), reflecting $7 million of transaction costs and a $5 million charge in 2007 related to the write-off of a surety bond.

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

Impairment Charges

        As a result of the Acquisition, we recorded a non-cash impairment charge in the third quarter of 2006 of $1,170 million, of which $25 million was recorded within Orbitz Worldwide and $1,145 million was recorded within GDS. We did not incur impairment charges during the three months ended September 30, 2007.

Depreciation and Amortization

        Depreciation and amortization expense increased $15 million (27%) due to $10 million as a result of the allocation of fair value of our definite-lived intangible assets as a result of the Acquisition and $5 million incremental amortization and depreciation as a result of the Worldspan acquisition.

Other Income, Net

        Other Income, Net increased $2 million primarily as a result of gains on assets sales in 2006.

Interest Expense, Net

        Interest expense increased $47 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition and the purchase of Worldspan, including $24 million in amortization of deferred financing fees.

Benefit (Provision) for Income Taxes

        We had an income tax provision of $26 million for the three months ended September 30, 2007 primarily due to the impact of a foreign valuation allowance resulting from Orbitz Worldwide no longer being a part of the consolidated Travelport tax return following its initial public offering. This was partially offset by a favorable tax rate change in the United Kingdom.

        Our results for the Nine Months ended September 30, 2007 compared to the combined Nine Months ended September 30, 2006 are as follows:

			Combined	Company
			Nine Months Ended	Nine Months Ended
	Predecessor	Company
					Change
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to September 30, 2006	September 30, 2006	September 30, 2007
					$	%
Net revenue	$1,710	$244	$1,954	$2,157	$203	10%

Costs and expenses
Cost of revenue	722	124	846	872	26	3%
Selling, general and administrative	654	95	749	871	122	16%
Separation and restructuring charges	92	12	104	29	(75)	-72%
Depreciation and amortization	125	27	152	177	25	16%
Other expense (income), net	(7)	—	(7)	2	9	*
Impairment of intangible assets	2,364	—	2,364	—	(2,364)	*

Total costs and expenses	3,950	258	4,208	1,951	(2,257)	-54%

Operating income (loss)	(2,240)	(14)	(2,254)	206	2,460	109%
Interest expense, net	(39)	(50)	(89)	(281)	(192)	*
Equity in losses of investments, net	(1)	—	(1)	(1)	—	—

Loss from continuing operations before income taxes and minority interest	(2,280)	(64)	(2,344)	(76)	2,268	97%
Benefit (provision) for income taxes	116	(7)	109	(31)	(140)	-128%
Minority interest in loss of consolidated subsidiaries, net of tax	—	—	—	1	1	*

Loss from continuing operations	(2,164)	(71)	(2,235)	(106)	2,129	95%
Loss from discontinued operations, net of tax	(6)	(2)	(8)	—	8	100%
Loss on disposal of discontinued operations, net of tax	(6)	—	(6)	—	6	100%

Net loss	$(2,176)	$(73)	$(2,249)	$(106)	$2,143	95%

        Our results on a segment basis for the Nine Months ended September 30, 2007 as compared to the Combined Nine Months Ended September 30, 2006 are as follows:

		Company	Combined		Company
			Nine Months Ended		Nine Months Ended
	Predecessor
							Change
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to September 30, 2006	September 30, 2006		September 30, 2007
							$	%
GDS
Net revenue	$1,006	$161	$1,167	(a)	$1,271	(b)	$104	9%
Segment EBITDA	(1,729)	52	(1,677	)(c)	357	(d)	$2,034	121%
Orbitz Worldwide
Net revenue	521	64	585	(e)	672	(g)	$87	15%
Segment EBITDA	(282)	(4)	(286	)(f)	87	(h)	$373	130%
GTA
Net revenue	220	24	244	(i)	270	(j)	$26	11%
Segment EBITDA	35	(5)	30	(k)	64	(l)	$34	113%
Corporate and other(o)
EBITDA	(140)	(30)	(170	)(m)	(126	)(n)	$44	26%
Intersegment Eliminations
Net revenue	(37)	(5)	(42)		(56)		$(14)	-33%
Combined Totals
Net revenue	$1,710	$244	$1,954		$2,157		$203	10%
Segment Adjusted EBITDA	$(2,116)	$13	$(2,103)		$382		$2,485	118%

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and minority interest

	Predecessor	Company	Combined	Company
	January 1, 2006 to August 22, 2006	July 13, 2006 (Formation Date) to September 30, 2006	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
EBITDA	$(2,116)	$13	$(2,103)	$382
Interest expense, net	(39)	(50)	(89)	(281)
Depreciation and amortization	(125)	(27)	(152)	(177)

Loss from continuing operations before income taxes and minority interest	$(2,280)	$(64)	$(2,344)	$(76)

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

Cost of Revenue

        Cost of revenue increased $26 million (3%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $19 million primarily due to decreases in GDS of $17 million (3%), GTA of $11 million (25%) and incremental intersegment cost of revenue eliminations of $14 million, partially offset by a $23 million (13%) increase in Orbitz Worldwide.

        GDS cost of revenue increased $28 million (4%), including $45 million of incremental costs from Worldspan. Organic cost of revenue decreased $17 million (2%) resulting from a $44 million (26%) decrease in telecommunications and technology costs offset by a $27 million increase in support payments and commissions. The $27 million increase in inducements and support payments to travel agencies was incurred to support our increase in worldwide air booking volumes. Telecommunications and technology savings cost reductions reflect the restructuring actions implemented in 2006.

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

Selling, General and Administrative Expenses (SG&A)

        The SG&A increase of $122 million (16%) includes $12 million of incremental expenses from the Worldspan acquisition. Organic SG&A increased $110 million (15%) primarily as a result of increases of $45 million (13%) in Orbitz Worldwide, $9 million (5%) in GDS and $1 million in GTA. We also incurred $55 million of additional expenses within corporate and unallocated.

        GDS SG&A increased $21 million (12%) including $12 million of incremental expenses incurred by Worldspan. Organic SG&A increased $9 million (5%) primarily due to (i) $10 million of fees and expenses related to the integration of Worldspan and (ii) a $7 million charge related to the write-off of surety bond claims, which were partially offset by net expense savings of $8 million in operating expenses, primarily driven by a reduction of $9 million in wages and benefits.

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

Other Expense (Income), Net

        Other expense (income), net decreased $9 million primarily due to a one-time benefit of $7 million in 2006 relating to gain on the sale of a facility and a $2 million loss on sale of assets in 2007.

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

Impairment of Intangible Assets

        In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded an impairment charge of $2,364 million, including $2,363 million related to goodwill and $1 million related to definite lived intangible assets. Of the $2,364 million in impairment charges $2,008 million were recorded within the GDS segment and $356 million were recorded in the Orbitz Worldwide segment.

Interest Expense

        Interest expense increased $192 million primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition and the Worldspan acquisition, including $34 million in amortization of deferred financing fees.

Benefit (Provision) for Income Taxes

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

Cash Flows

        At September 30, 2007, we had $376 million of cash and cash equivalents, an increase of $279 million as compared to December 31, 2006. The following table summarizes the changes to our cash flows from continuing operations:

	Company		Predecessor	Combined
					Change
	Nine Months Ended September 30 2007	July 13, 2006 (Formation Date) to September 30, 2006	January 1, 2006 to August 22, 2006	Nine Months Ended September 30, 2006
					$
Cash provided by (used in):
Operating activities	$239	$121	$268	$389	$(150)
Investing activities	(1,110)	(3,954)	82	(3,872)	2,762
Financing activities	1,141	4,398	(382)	4,016	(2,875)
Effects of exchange rate changes	5	—	8	8	(3)
Cash used in discontinued operations	—	(1)	(5)	(6)	6

Net change in cash and cash equivalents	$275	$564	$(29)	$535	$(260)

         Operating Activities.    For the nine months ended September 30, 2007, cash flows from operations was $239 million, which was $150 million less than the cash flows from operations for the combined nine months ended September 30, 2006. This decrease is primarily the result of $272 million of cash used for interest payments in 2007 compared to $56 million in 2006, offset in part by cash paid for one-time separation costs during 2006.

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

        The Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of September 30, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

  (b) Changes in Internal Control Over Financial Reporting.

        There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        During 2008, the Company commenced efforts to remediate the material weakness described above. While the remediation activities are ongoing, certain procedures already implemented did result in the identification of an error at a subsidiary within its GDS segment associated with the estimation of financial assistance expense that resulted in the restatement reflected in Note 2 to our consolidated condensed financial statements included herein. The Company expects the remediation efforts to be complete by year-end.

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

TRAVELPORT LIMITED
Date: September 26, 2008	/s/ Michael E. Rescoe
Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: September 26, 2008	/s/ William J. Severance
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
STATEMENTS OF OPERATIONS
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
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS July 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS January 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED CASH FLOWS For the period January 1, 2006 through August 22, 2006
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX