Form 10-K/A
period 2007-12-31
Travelport LTD
filed 2008-09-26
CIK 1386355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the annual period ended December 31, 2007, originally filed on March 11, 2008 (the "Original Filing") to amend and restate our consolidated financial statements as of December 31, 2007 and 2006 and for the year ended December 31, 2007 and the period July 13, 2006 (Formation Date) through December 31, 2006 and predecessor periods on a combined basis for the period January 1, 2006 through August 22, 2006 and the year ended December 31, 2005. The restatement is discussed in Note 2 to the condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our consolidated financial statements for the annual period ended December 31, 2007, the Company identified errors at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. The errors resulted in an understatement of cost of revenue and accrued expense.

        All information in this Form 10-K/A is as of the original filing date and does not reflect any subsequent information or events other than the restatement discussed in Note 2. For the convenience of the reader, this Form 10-K/A sets forth the original filing in its entirety; however, the following items have been amended to reflect the restatement:

Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures
Item 6.	Exhibits

        In accordance with the applicable rules, this Form 10-K/A also includes updated certifications from our Chief Executive Officer and our Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

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

Financial Data of Segments and Geographic Areas

        Financial data for our segments and geographic areas are reported in Note 21—Segment Information to our Financial Statements included in Item 8 of this Annual Report on Form 10-K/A.

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

        In addition, acquisitions may not be accretive to our earnings, to the extent expected or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance an acquisition, non-cash write-offs of goodwill or intangibles or increased amortization expenses in connection with intangible assets. For example, for the period from January 1, 2006 to August 22, 2006, we recorded a $2,364 million pre-tax non-cash impairment charge (audited), primarily relating to the difference between the price at which Travelport was sold to Blackstone and the historical carrying value of Travelport's net assets.

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

        The historical financial information prior to August 22, 2006 included in this Annual Report on Form 10-K/A does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as an independent group during the periods presented or those that we will achieve in the future. Until August 2006, our businesses were operated by Cendant (now known as Avis Budget Group, Inc.) as part of its broader corporate organization, rather than as an independent group. Cendant or one of its affiliates historically performed various corporate functions for us, including, but not limited to, tax administration, certain governance functions (including compliance with the Sarbanes-Oxley Act of 2002 and internal audit) and external reporting. Our historical and pro forma financial results reflect allocations of corporate expenses from Cendant for these and similar functions. These allocations are less than the comparable expenses we believe we would have incurred had we operated as an independent group.

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

        The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A. Our historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that will occur in our operations and capitalization as a result of the Acquisition. The following selected historical financial data gives effect to the restatement as described in Note 2—Restatement to the financial statements.

	Predecessor (Combined)				Company (Consolidated)
	Year Ended December 31,			Period from January 1, through August 22,	Period from July 13, (formation date) through December 31,	Year Ended December 31,
dollars in millions	2003	2004	2005	2006	2006	2006 combined	2007
Statement of Operations Data(1):
Net revenue	$1,636	$1,737	$2,385	$1,693	$823	$2,516	$2,780
Total costs and expenses	1,293	1,395	2,477	3,933	828	4,761	2,798

Operating income (loss)	343	341	(92)	(2,240)	(5)	(2,245)	(18)
Interest expense, net	(2)	(7)	(27)	(39)	(150)	(189)	(373)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments	341	335	(119)	(2,279)	(155)	(2,434)	(391)
(Provision) benefit for income taxes	(75)	(85)	76	116	(3)	113	(41)
Minority interest, net of tax	—	—	—	—	—	—	3
Equity in losses of investments, net	—	—	(1)	(1)	(1)	(2)	(4)

Income (loss) from continuing operations, net of tax	266	250	(44)	(2,164)	(159)	(2,323)	(433)
Loss from discontinued operations, net of tax	—	(1)	(6)	(6)	(2)	(8)	(1)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	—	(6)	8	2	(6)

Net income (loss)	$266	$249	$(50)	$(2,176)	$(153)	$(2,329)	$(440)

Balance Sheet Data (at period end)(1):
Total assets	$4,124	$6,031	$8,020		$6,138		$6,150
Long-term debt	—	—	352		3,623		3,751
Total liabilities	546	1,018	1,835		5,372		5,264
Total shareholders' equity	3,578	5,013	6,185		766		886
Statement of Cash Flows Data(1):
Net provided by (used in) continuing operations of:
Operating activities	$361	$381	$546	$268	$—	$268	$224
Investing activities	(345)	(1,575)	(2,123)	84	(4,310)	(4,226)	(1,141)
Financing activities	(9)	1,213	1,653	(382)	4,394	4,012	1,137
Effect of changes in exchange rates on cash and cash equivalents	1	—	(36)	8	2	10	4
Other Financial Data:
Ratio of earnings to fixed charges(2)	27.9x	17.4x	n/a	n/a	.04x	n/a	.06x

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

(1)
See discussion of the restatement in Note 2—Restatement to the financial statements.

(2)
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

Selected Quarterly Financial Data-(unaudited)

        Provided below is selected unaudited quarterly financial data for 2006 and 2007.

	2006
	Predecessor (Combined)			Company (Consolidated)
dollars in millions	First	Second	July 1, through August 22,	July 13, (formation date) through September 30,	Fourth
Net revenue	$629	$686	$378	$240	$583
Income (loss) from continuing operations before depreciation, amortization, interest, income taxes and minority interest	106	(1,070)	(1,153)	11	61
Net income (loss)	48	(1,059)	(1,165)	(73)	(80)

	2007
	First	Second	Third	Fourth(1)
Net revenue	$666	$715	$754	$645
Income (loss) from continuing operations before depreciation, amortization, interest, income taxes and minority interest	102	121	159	(152)
Net loss	(34)	(22)	(50)	(334)

(1)
During the fourth quarter of 2007, the Company recorded: (i) $144 million of stock based compensation expense, (ii) $53 million related to termination of the sponsor monitoring agreement, and (iii) $30 million of corporate transaction related charges.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods does not reflect the significant impact that the Acquisition will have on us, including significantly increased leverage and liquidity requirements, new stand-alone costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the Transactions. You should read the following discussion of our results of operations and financial condition with the audited financial statements appearing elsewhere in this Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including those risk factors set forth under "Risks Related to Our Business" included elsewhere in this Form 10-K/A. Actual results may differ materially from those contained in any forward-looking statements. The following management's discussion and analysis of financial condition and results of operations is as of the original filing date and does not reflect any subsequent information or events other than the restatement as described in Note 2—Restatement to the financial statements. Unless otherwise noted, all dollar amounts are in millions.

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

Business Combinations and the Recoverability of Goodwill and Indefinite and Definite Long-Lived Intangible Assets

        A component of the Company's growth strategy has been to acquire and integrate businesses that complement the Company's existing operations. The Company accounts for business combinations in accordance with SFAS No. 141, "Business Combinations," and related literature. Accordingly, the purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods including present value modelling and referenced market values (where available). Further, the Company makes assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. With regard to goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, the Company reviews the carrying values annually or more frequently if circumstances indicate impairment may have occurred, as required by SFAS No. 142 "Goodwill and Other Intangible Assets." In performing this review, the Company is required to make an assessment of fair value of goodwill and other indefinite-lived intangible assets. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. In such event, the Company would then be required to record a charge, which would impact earnings. In connection with certain corporate transactions, the Company was required to test the carrying value of goodwill and indefinite-lived assets for impairment. The Company normally performs an annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. In performing this test, the Company determines fair value using the present value of expected future cash flows. As a result of the impairment test performed, the Company recorded a pre-tax charge of $2,378 million during 2006, including $2,363 million related to goodwill, $14 million related to long-lived software licenses and $1 million related to definite lived intangible assets. In addition, as a result of the analysis performed in 2005, the Company determined that the carrying values of goodwill and certain other indefinite-lived intangible assets, primarily in the Company's consumer travel businesses, exceeded their estimated fair values. Consequently, the Company also tested its other long-lived assets for impairment. In connection with the impairment assessments performed, the Company recorded a pre-tax charge of $422 million during 2005, of which $251 million reduced the value of goodwill and $171 million reduced the value of other intangibles assets (including $120 million related to trademarks and tradenames). This impairment resulted from a decline in future anticipated cash flows generated primarily by the Company's consumer travel businesses. The aggregate carrying values of goodwill and other indefinite- lived intangible assets were $2.9 billion and $2.3 billion as of December 31, 2006 and 2007, respectively.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The Company's results for the year ended December 31, 2007 compared to the combined year ended December 31, 2006 are as follows:

		Company
	Predecessor		Combined	Company
		July 13, 2006 (Formation Date) through December 31, 2006			Change
	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
					$	%
	(dollars in millions)
Net revenue	$1,693	$823	$2,516	$2,780	$264	10

Costs and expenses
Cost of revenue	716	377	1,093	1,174	81	7
Selling, general and administrative	645	342	987	1,283	296	30
Separation and restructuring charges	92	18	110	90	(20)	(18)
Depreciation and amortization	123	77	200	248	48	24
Impairment of intangible assets	2,364	14	2,378	1	(2,377)	*
Other expenses (income), net	(7)	—	(7)	2	9	129

Total costs and expenses	3,933	828	4,761	2,798	(1,963)	41

Operating loss	(2,240)	(5)	(2,245)	(18)	2,227	*
Interest expense, net	(39)	(150)	(189)	(373)	(184)	97

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(2,279)	(155)	(2,434)	(391)	2,043	84
Benefit (provision) for income taxes	116	(3)	113	(41)	(154)	136
Minority interest, net of tax	—	—	—	3	3	*
Equity in losses of investments, net	(1)	(1)	(2)	(4)	(2)	100

Loss from continuing operations	(2,164)	(159)	(2,323)	(433)	1,890	81
Loss from discontinued operations, net of tax	(6)	(2)	(8)	(1)	7	88
Gain (loss) on disposal of discontinued operations, net of tax	(6)	8	2	(6)	(8)	*

Net loss	$(2,176)	$(153)	$(2,329)	$(440)	$1,889	81

*
Not meaningful.

        The Company's results on a segment basis for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

		Company
	Predecessor		Combined		Company
		July 13, 2006 (Formation Date) through December 31, 2006					Change
	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006		Year Ended December 31, 2007
							$	%
	(dollars in millions)
GDS
Net revenue	$1,006	$510	$1,516	(a)	$1,772	(b)	$256	17
Segment EBITDA	(1,729)	126	(1,603)	(c)	460	(d)	2,063	*
GTA
Net revenue	203	84	287	(i)	330	(j)	43	15
Segment EBITDA	33	(15)	18	(k)	77	(l)	59	327
Orbitz Worldwide
Net revenue	521	248	769	(e)	743	(f)	(26)	(3)
Segment EBITDA	(282)	20	(262	)(g)	102	(h)	364	*
Corporate and other(o)
Segment EBITDA	(139)	(59)	(198)	(m)	(409)	(n)	(211)	107
Intersegment Eliminations
Net revenue	(37)	(19)	(56)		(65)		(9)	16
Combined Totals
Net revenue	$1,693	$823	$2,516		$2,780		$264	10
EBITDA	$(2,117)	$72	$(2,045)		$230		$2,275	*

*
Not meaningful.

(a)
Includes a reduction of $3 million due to acquisition related adjustments.

(b)
Includes a reduction of $5 million due to acquisition related adjustments and $220 million of incremental net revenue from Worldspan.

(c)
Includes $2,022 million for the impairment of goodwill and intangible assets, $7 million of net gains realized primarily on the sale of a facility and $3 million of acquisition related adjustments.

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

(m)
Includes $87 million of costs related to the separation from Cendant, $21 million of restructuring costs and $6 million of equity compensation.

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

(o)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

	Predecessor		Combined
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
	(dollars in millions)
Corporate and unallocated expenses	$(49)	$(30)	$(79)	$(89)
Separation costs	(74)	(13)	(87)	(5)
Restructuring and related activities	(18)	(3)	(21)	(1)
Equity compensation	—	(6)	(6)	(187)
Transaction costs	—	—	—	(65)
Sponsor monitoring	—	(2)	(2)	(57)
Gain (loss) on foreign currency	2	(5)	(3)	(5)

	$(139)	$(59)	$(198)	$(409)

        Set out below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Predecessor		Combined
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
EBITDA	$(2,117)	$72	$(2,045)	$230
Interest expense, net	(39)	(150)	(189)	(373)
Depreciation and amortization	(123)	(77)	(200)	(248)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(2,279)	$(155)	$(2,434)	$(391)

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

  Cost of Revenue

        Cost of revenue increased $81 million (7%), including $145 million of incremental costs from Worldspan, partially offset by a $36 million reduction in cost of revenue from the deconsolidation of Orbitz Worldwide effective October 31, 2007. Organic cost of revenue decreased $28 million primarily due to decreases of $27 million (4%) in GDS and $16 million (23%) in GTA and incremental intersegment cost of revenue eliminations of $9 million offset by a $24 million increase at Orbtiz Worldwide. The Company realized $56 million of cost savings initiatives for the year ended December 31, 2007.

        GDS cost of revenue increased $118 million (14%), including $145 million of incremental costs from Worldspan. Organic cost of revenue decreased $27 million (3%) resulting from a $58 million (21%) decrease in telecommunications and technology costs offset by a $31 million (5%) increase in support payments and commissions. The $31 million increase in support payments to travel agencies and commissions to distributors was incurred to support our increase in worldwide air booking revenue. Telecommunications and technology savings cost reductions are primarily the result of $56 million of savings realized in connection with restructuring actions implemented in 2006.

        GTA cost of revenue decreased $16 million (23%) primarily as a result of a reduction in commission expense due to the termination of a white-label agreement within the GTA consumer business, partially offset by incremental costs due to an increase in total transaction value.

        Orbitz Worldwide cost of revenue decreased $12 million (5%) between 2006 and 2007. The decrease is due to the deconsolidation of Orbitz Worldwide which contributed $36 million of cost of revenue during November and December 2006, offset by an increase in cost of revenue of $24 million between periods. The cost of revenue increase of $24 million (11%) is primarily due to a 13% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer service costs.

  Selling, General and Administrative Expenses ("SG&A")

        SG&A increased $296 million (30%), including $43 million of incremental expenses from the acquisition of Worldspan, offset by a $68 million reduction in SG&A expenses from the deconsolidation of Orbitz Worldwide effective October 31, 2007 and a $4 million decrease from subsidiaries sold in 2007. Organic SG&A increased $325 million (33%), primarily as a result of increases of $43 million (12%) in Orbitz Worldwide, $20 million (8%) in GDS and $2 million (1%) in GTA. The Company also incurred approximately $260 million of additional expenses within corporate and unallocated. The Company realized $80 million of cost saving initiatives in the twelve months ended December 31, 2007.

        GDS SG&A increased $63 million (25%), including $43 million of incremental expenses incurred by Worldspan. Organic SG&A increased $20 million (8%) primarily due to (i) $36 million of fees and expenses related to the integration of Worldspan and other transactions, (ii) $16 million of incremental administrative costs, including a $2 million increase in charges related to the write-off of surety bond claims and a $5 million one-time write-off of a development expense, partially offset by (iii) $30 million of expense savings realized during 2007 as a result of cost savings activities.

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

        Corporate and unallocated SG&A increased $260 million (286%) primarily as a result of (i) $28 million of incremental costs associated with the Worldspan integration; (ii) $26 million related to other one-time transactions; (iii) $181 million of incremental non-cash equity-based compensation primarily associated with the accelerated vesting of the equity plans; (iv) $11 million of incremental costs related to the Orbitz Worldwide IPO and (v) $44 million of additional expenses primarily related to discretionary bonus costs as a result of over performance. These increases were partially offset by $11 million and $19 million of expense savings realized during the year ended December 31, 2007 as a result of cost saving activities associated with the 2006 and 2007 restructuring plans, respectively.

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

  Impairment of Intangible Assets

        In 2007, as a result of the impairment test performed, the Company recorded an impairment charge of $1 million within Corporate and other related to property and equipment. In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,378 million, including $2,363 million related to goodwill, $1 million related to definite lived intangible assets and $14 million related to long-lived software marketing licenses. Of the $2,378 million in impairment charges, $2,022 million were recorded within the GDS segment and $356 million were recorded in the Orbitz Worldwide segment.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Predecessor	Predecessor	Company	Combined	Change
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2006	$	%
	(dollars in millions)
Net revenue	$2,385	$1,693	$823	$2,516	$131	5%

Costs and expenses
Cost of revenue	997	716	377	1,093	96	10%
Selling, general and administrative	839	645	342	987	148	18%
Separation and restructuring charges	22	92	18	110	88	*
Depreciation and amortization	201	123	77	200	(1)	0%
Impairment of intangible assets	422	2,364	14	2,378	1,956	*
Other income, net	(4)	(7)	—	(7)	(3)	75%

Total costs and expenses	2,477	3,933	828	4,761	2,284	92%

Operating loss	(92)	(2,240)	(5)	(2,245)	(2,153)	*
Interest expense, net	(27)	(39)	(150)	(189)	(162)	*

Loss before income taxes and equity in losses of investments, net	(119)	(2,279)	(155)	(2,434)	(2,315)	*
(Provision) benefit for income taxes	76	116	(3)	113	37	*
Equity in losses of investments, net	(1)	(1)	(1)	(2)	(1)	*

Loss from continuing operations	(44)	(2,164)	(159)	(2,323)	(2,279)	*
Loss from discontinued operations net of tax	(6)	(6)	(2)	(8)	(2)	33%
Income (loss) on disposal of discontinued operations, net of tax	—	(6)	8	2	2	*

Net loss	$(50)	$(2,176)	$(153)	$(2,329)	$(2,279)	*

*
Not meaningful

        The Company's results on a segment basis for the combined year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

	Predecessor	Predecessor	Company	Combined	Change
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2006	$	%
	(dollars in millions)
GDS
Net revenue	$1,515	$1,006	$510	$1,516	$1	0%
Segment EBITDA	500	(1,729)	126	(1,603)	(2,100)	*
GTA
Net revenue	217	203	84	287	70	32%
Segment EBITDA	40	33	(15)	18	(22)	(55)%
Orbitz Worldwide
Net revenue	692	521	248	769	77	11%
Segment EBITDA	(323)	(282)	20	(262)	61	19%
Corporate and other
Segment EBITDA	(108)	(139)	(59)	(198)	(90)	83%
Intersegment Eliminations
Net revenue	(39)	(37)	(19)	(56)	(17)	44%
Combined Totals
Net revenue	$2,385	$1,693	$823	$2,516	$131	5%
EBITDA	$109	$(2,117)	$72	$(2,045)	$(2,151)	*

        Corporate and other consists of the following:

			Company
	Predecessor			Combined
			July 13, 2006 (Formation Date) through December 31, 2006
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006
	(dollars in millions)
Corporate and unallocated expenses	$(86)	$(49)	$(38)	$(87)
Separation costs	—	(74)	(13)	(87)
Restructuring and related activities	(20)	(18)	(3)	(21)
Gain (loss) on foreign currency	(2)	2	(5)	(3)

	$(108)	$(139)	$(59)	$(198)

        Provided below is a reconciliation of EBITDA to loss before income taxes and equity in losses of investments, net:

			Company
	Predecessor			Combined
			July 13, 2006 (Formation Date) through December 31, 2006
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006
	(dollars in millions)
EBITDA	$109	$(2,117)	$72	$(2,045)
Interest expense, net	(27)	(39)	(150)	(189)
Depreciation and amortization	(201)	(123)	(77)	(200)

Loss before income taxes and equity in losses of investments, net	$(119)	$(2,279)	$(155)	$(2,434)

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

  Cost of Revenue

        Cost of revenue increased $96 million (10%) on a combined basis, including $40 million from acquisitions. Organic cost of revenue increased $56 million (5%) primarily as a result of incremental cost of revenue of GDS and Orbitz Worldwide of $44 million (5%) and $33 million (17%), respectively, partially offset by a decrease within GTA of $4 million (11%) and an increase in intersegment cost of revenue of $17 million.

        GDS cost of revenue increased $44 million (5%) due to a $60 million (12%) increase in support payments to travel agencies and commissions to distributors to support the Company's increase in worldwide air booking revenues. Approximately $17 million of the increase is attributable to support payments made to the Company's Orbitz Worldwide segment. This increase in support payments and commissions is partially offset by a $16 million (6%) decrease in telecommunications and technology costs realized primarily as a result of the efforts to improve efficiency in the Company's distribution network.

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

  Impairment of Intangible Assets

        In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,364 million, including $2,363 million related to goodwill and $1 million related to definite lived intangible assets. In preparing the calculation of the impairment, the Predecessor utilized the final purchase price allocation of the buyer to determine the fair value of assets and liabilities, including intangible assets. Of the total goodwill impairment of $2,363 million, $2,008 million and $355 million related to the GDS and Orbitz Worldwide segments, respectively. At the time of testing goodwill for impairment, the Predecessor also tested other intangible assets for impairment. As a result of these tests, the Predecessor recorded an impairment of $1 million which related to definite lived intangible assets related to the Orbitz Worldwide segment. Due to a change in the operations of certain assets after the Acquisition was completed, the Company recorded an additional impairment of $14 million related to long-lived software marketing licenses.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2006	2007	Change
	(dollars in millions)
Current assets	$734	$1,023	$289
Non-current assets	5,404	5,127	(277)

Total assets	$6,138	$6,150	$12

Current liabilities	$1,179	$1,043	$(136)
Non-current liabilities	4,193	4,221	28

Total liabilities	5,372	5,264	(108)
Shareholders' equity	766	886	120

Total liabilities and shareholders' equity	$6,138	$6,150	$12

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

         Non-current assets.    Non-current assets decreased $277 million primarily as a result of (i) the deconsolidation of Orbitz Worldwide, which contributed to a net reduction of $1,600 million, and (ii) the sale of non-core assets which contributed approximately $50 million to a reduction in non-current assets, partially offset by (i) the non-current assets of Worldspan, which contributed net incremental non-current assets of $1,300 million at December 31, 2007 and (ii) an $81 million increase in goodwill as a result of foreign exchange fluctuations.

         Current liabilities.    Current liabilities decreased $136 million primarily as a result of (i) the deconsolidation of Orbitz Worldwide, which contributed to a net reduction of $378 million, partially offset by (ii) the acquisition of Worldspan, which contributed incremental $166 million of current liabilities and (iii) $76 million of incremental accounts payable and accrued expenses resulting from increased one-time transaction costs, including the sponsor monitoring termination fee.

         Non-current liabilities.    Non-current liabilities increased $28 million primarily as a result of $128 million of additional long-term debt resulting from (i) the issuance of $1,040 million in term loans borrowed in connection with the acquisition of Worldspan and (ii) an additional $118 million of long-term debt outstanding under the Company's Euro-denominated debt facilities as a result of foreign exchange fluctuations, partially offset by (iii) $1,097 million of principal payments on long-term debt and (iv) $56 million of capital leases acquired in connection with the Worldspan acquisition. In addition, long term liabilities decreased by $105 million primarily due to the deconsolidation of Orbitz Worldwide and the acquisition of Worldspan.

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

		Company
	Predecessor		Combined	Company
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007	Change $
	(dollars in millions)
Cash provided by (used in):
Operating activities	$268	$—	$268	$224	$(44)
Investing activities	84	(4,310)	(4,226)	(1,141)	3,085
Financing activities	(382)	4,394	4,012	1,137	(2,875)
Effects of exchange rate changes	8	2	10	4	(6)

Net increase (decrease) in cash and cash equivalents of continuing operations	$(22)	$86	$64	$224	$160

         Operating Activities.    For the year ended December 31, 2007, cash flows from operating activities were $224 million, which was $44 million less than the cash flows from operating activities for the combined year ended December 31, 2006. This decrease is primarily the result of $336 million of cash used for interest payments in 2007 compared to $113 million in 2006, offset in part by additional cash generated from changes in our working capital and the impact of cash paid for one-time separation costs during 2006.

         Investing Activities.    The use of cash from investing activities for the year ended December 31, 2007 was driven by (i) the use of $1,074 million of cash for the acquisition of Worldspan and other businesses, (ii) cash used for capital additions of $104 million and (iii) the impact on cash of the deconsolidation of Orbitz Worldwide of $39 million, offset in part by (iv) $93 million generated from the sale of assets in 2007, including non-core subsidiaries and a facility in the United Kingdom and (v) $19 million in relation to the acquisition of Worldspan. The use of cash from investing activities for the combined year ended December 31, 2006 was driven by (i) the use of $4,110 million for the Acquisition, (ii) cash used for capital additions of $166 million and (iii) $125 million loaned to Worldspan, offset in part by (iv) $199 million of intercompany funding from Avis Budget.

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

		Predecessor	Company
	Predecessor			Combined
		January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006
	Year Ended December 31, 2005			Year Ended December 31, 2006	Change $
	(dollars in millions)
Cash provided by (used in):
Operating activities	$546	$268	$—	$268	$(278)
Investing activities	(2,123)	84	(4,310)	(4,226)	(2,103)
Financing activities	1,653	(382)	4,394	4,012	2,359
Effects of exchange rate changes	(36)	8	2	10	46

Net increase (decrease) in cash and cash equivalents of continuing operations	$40	$(22)	$86	$64	$24

        Cash of $69 million as of the date of the Acquisition is included as a reduction in the purchase price and thus, is reflected as a source of cash within cash flow from investing activities of continuing operations for the period from July 13, 2006 (Formation Date) to December 31, 2006.

         Operating Activities.    On a combined basis for the year ended December 31, 2006, cash inflow from operating activities was $268 million, a decrease of $278 million as compared to the year ended December 31, 2005. The decrease is primarily the result of $103 million in incremental interest payments, $58 million in one-time cash separation costs, $20 million of first half employee bonuses paid in 2006 and $13 million of contract termination costs, as well as the impact on operating cash flows from a decrease in the Company's operating results.

        At December 31, 2006 and December 31, 2005, the working capital deficit (defined as current assets net of cash, and intercompany balances to Avis Budget as of December 31, 2005, minus current liabilities) was $529 million and $357 million, respectively. The increase in the working capital deficit was primarily the result of the timing of collections of the Company's accounts receivable, additional accrued travel supplier payments, deferred revenue, customer advances which relate primarily to merchant model transactions and accrued interest expense. Under the merchant model, the Company generally receives cash from consumers at the booking date. Such amounts are recorded within accrued travel supplier payments, deferred revenue and customer advances until the revenue is recognized. Typically, hotel suppliers invoice the Company after the consumer's travel is completed, whereas air carriers invoice the Company shortly after booking.

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

        In connection with the Original Filing, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of December 31, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act.

        Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and filing of Amendment No. 1 on Form 10-K/A on September 26, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

(d)   Management's Annual Report on Internal Control Over Financial Reporting.

        This Annual Report on Form 10-K/A does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

         Executive Relocation.    In connection with the residential relocation of our Chief Financial Officer, Michael E. Rescoe, an independent third party relocation company purchased Mr. Rescoe's home in June 2007, on our behalf, for $1.295 million pursuant to the standard home sale assistance terms utilized by such company in the ordinary course of business.

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

Date: September 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Clarke (Jeff Clarke)	President, Chief Executive Officer and Director	September 26, 2008
/s/ Michael E. Rescoe (Michael E. Rescoe)	Executive Vice President and Chief Financial Officer	September 26, 2008
/s/ Paul C. Schorr IV (Paul C. Schorr IV)	Chairman of the Board and Director	September 26, 2008
/s/ Martin Brand (Martin Brand)	Director	September 26, 2008
/s/ William J.G. Griffith (William J.G. Griffith)	Director	September 26, 2008
/s/ Gregory O‘Hara (Gregory O‘Hara)	Director	September 26, 2008

 TRAVELPORT LIMITED

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Operations for the year ended December 31, 2005, for the period January 1, 2006 to August 22, 2006 (Restated), the period July 13, 2006 (Formation Date) to December 31, 2006 (Restated) and the year ended December 31, 2007 (Restated)

F-3
Balance Sheets as of December 31, 2006 (Restated) and 2007 (Restated)	F-4

Statements of Cash Flows for the year ended December 31, 2005 (Restated), for the period January 1, 2006 to August 22, 2006 (Restated), the period July 13, 2006 (Formation Date) to December 31, 2006 (Restated) and the year ended December 31, 2007 (Restated)

F-5

Statements of Changes in Shareholders' Equity for the year ended December 31, 2005, for the period January 1, 2006 to August 22, 2006 (Restated), the period July 13, 2006 (Formation Date) to December 31, 2006 (Restated) and the year ended December 31, 2007 (Restated)

F-7
Notes to Financial Statements	F-8

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Travelport Limited

        We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the "Company") as of December 31, 2006 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007. We have also audited the combined statements of operations, changes in shareholders' equity and cash flows of the Travelport Business of Avis Budget Group, Inc. (formerly Cendant Corporation) (the "Predecessor") for the year ended December 31, 2005 and the period from January 1, 2006 through August 22, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 3 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 and changed its method of accounting for uncertainty for income taxes. Also as discussed in Note 19 to the financial statements, in 2007 the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans and changed its method of accounting for defined benefit pension and other postretirement plans.

        As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated.

/s/ Deloitte and Touche LLP

Parsippany, New Jersey
March 11, 2008
(September 26, 2008 as to the effects of
the restatement discussed in Note 2)

TRAVELPORT LIMITED

STATEMENTS OF OPERATIONS

(in millions)

		As Restated (See Note 2)
	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Net revenue	$2,385	$1,693	$823	$2,780

Cost and expenses
Cost of revenue	997	716	377	1,174
Selling, general and administrative	839	645	342	1,283
Separation and restructuring charges	22	92	18	90
Depreciation and amortization	201	123	77	248
Impairment of long-lived assets	422	2,364	14	1
Other expense (income), net	(4)	(7)	—	2

Total costs and expenses	2,477	3,933	828	2,798

Operating loss	(92)	(2,240)	(5)	(18)
Interest expense, net	(27)	(39)	(150)	(373)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	(119)	(2,279)	(155)	(391)
(Provision) benefit for income taxes	76	116	(3)	(41)
Minority interest	—	—	—	3
Equity in losses of investments, net	(1)	(1)	(1)	(4)

Loss from continuing operations, net of tax	(44)	(2,164)	(159)	(433)
Loss from discontinued operations, net of tax	(6)	(6)	(2)	(1)
Gain (loss) from disposal of discontinued operations, net of tax	—	(6)	8	(6)

Net loss	$(50)	$(2,176)	$(153)	$(440)

See Notes to Financial Statements

TRAVELPORT LIMITED

BALANCE SHEETS

(in millions, except per share data)

	As Restated (See Note 2)
	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$85	$309
Accounts receivable (net of allowances for doubtful accounts of $27 and $38)	450	417
Deferred income taxes	13	9
Other current assets	160	252
Assets of discontinued operations	26	36

Total current assets	734	1,023
Property and equipment, net	508	532
Goodwill	2,144	1,757
Trademarks and tradenames	705	510
Other intangible assets, net	1,631	1,717
Investment in Orbitz Worldwide	—	366
Non-current deferred income taxes	34	3
Other non-current assets	382	242

Total assets	$6,138	$6,150

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$307	$191
Accrued expenses and other current liabilities	830	827
Current portion of long-term debt	24	17
Deferred income taxes	13	—
Liabilities of discontinued operations	5	8

Total current liabilities	1,179	1,043
Long-term debt	3,623	3,751
Deferred income taxes	244	261
Tax sharing liability	125	—
Other non-current liabilities	201	209

Total liabilities	5,372	5,264

Commitments and contingencies (note 17)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding and outstanding	—	—
Additional paid in capital	908	1,317
Accumulated deficit	(153)	(594)
Accumulated other comprehensive income	11	163

Total shareholders' equity	766	886

Total liabilities and shareholders' equity	$6,138	$6,150

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS

(in millions)

	As Restated (See Note 2)
	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Operating activities of continuing operations
Net loss	$(50)	$(2,176)	$(153)	$(440)
Loss (income) from discontinued operations	6	12	(6)	7

Loss from continuing operations	(44)	(2,164)	(159)	(433)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	201	123	77	248
Impairment of long-lived assets	422	2,364	14	1
Deferred income taxes	(57)	(111)	(5)	(24)
Provision for bad debts	(10)	10	1	11
Loss (gain) on sale of assets	(1)	(9)	—	3
Amortization of debt issuance costs	—	—	17	40
Unrealized losses on derivative instruments	—	—	11	—
Non-cash charges related to Orbitz Worldwide tax sharing liability	16	14	5	12
Non-cash stock based equity compensation	—	—	6	191
Equity in losses of investments	1	1	1	4
Minority interest	—	—	—	(3)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(22)	(89)	87	56
Other current assets	1	8	36	(12)
Accounts payable, accrued expenses and other current liabilities	18	153	(98)	97
Other	21	(32)	7	33

Net cash provided by operating activities of continuing operations	546	268	—	224

Investing activities of continuing operations
Property and equipment additions	(152)	(100)	(66)	(104)
Businesses acquired, net of cash acquired and acquisition related payments	(1,503)	(20)	(4,110)	(1,074)
Loan to Worldspan	—	—	(125)	—
Net intercompany funding with Avis Budget	(482)	199	—	—
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	—	(39)
Proceeds from asset sales	10	10	—	93
Other	4	(5)	(9)	(17)

Net cash (used in) provided by investing activities of continuing operations	(2,123)	84	(4,310)	(1,141)

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS (Continued)

(in millions)

	Predecessor (Combined)		Company (Consolidated)
	As Restated (See Note 2)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
Financing activities of continuing operations
Proceeds from borrowings	350	1,900	3,603	1,647
Principal payments on borrowings	(50)	(467)	(1,789)	(1,097)
Repayment from (advance to) Avis Budget	—	(1,783)	1,783	—
Proceeds from Orbitz Worldwide IPO	—	—	—	477
Capital contribution from Parent	—	—	—	135
Capital contribution from Avis Budget	1,703	—	—	—
Issuance of common stock	—	—	902	5
Dividends paid	(350)	—	—	—
Payment for settlement of tax sharing liability	—	(32)	—	—
Debt issuance costs	—	—	(105)	(30)

Net cash provided by (used in) financing activities of continuing operations	1,653	(382)	4,394	1,137

Effect of changes in exchange rates on cash and cash equivalents	(36)	8	2	4

Net increase (decrease) in cash and cash equivalents of continuing operations	40	(22)	86	224

Cash provided by (used in) discontinued operations
Operating activities	(4)	(10)	3	5
Investing activities	5	3	(2)	(3)
Effects of exchange rate changes	(2)	—	—	—

Cash (used in) provided by discontinued operations	(1)	(7)	1	2

Cash and cash equivalents at beginning of period	49	88	—	87

Cash and cash equivalents at end of period	88	59	87	313
Less cash of discontinued operations	(7)	—	(2)	(4)

Cash and cash equivalents of continuing operations	$81	$59	$85	$309

Supplemental disclosure of cash flow information
Income tax payments, net	$18	$19	$14	$41
Interest payments	$10	$25	$88	$336
Non-cash forgiveness of debt	$—	$916	$—	$—

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Avis Budget's Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Predecessor
Balance as of January 1, 2005	$—	$—	$—	$4,975	$37	$5,012
Comprehensive loss:
Net loss	—	—	—	(50)	—
Currency translation adjustment, net of tax of $(49)	—	—	—	—	(124)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2
Minimum pension liability adjustment, net of tax of $(4)	—	—	—	—	(8)
Total comprehensive loss						(180)
Capital contribution from Avis Budget	—	—	—	1,703	—	1,703
Dividends paid to Avis Budget	—	—	—	(350)	—	(350)

Balance as of December 31, 2005	—	—	—	6,278	(93)	6,185
Comprehensive loss:
Net loss (as restated, see note 2)	—	—	—	(2,176)	—
Currency translation adjustment, net of tax of $46	—	—	—	—	135
Unrealized losses on available for sale securities, net of tax	—	—	—	—	6
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(1)
Total comprehensive loss (as restated, see note 2)						(2,036)
Non-cash contribution of assets from Avis Budget	—	—	—	45	—	45
Non-cash forgiveness of inter-company debt with Avis Budget	—	—	—	(916)	—	(916)

Balance as of August 22, 2006 (as restated, see note 2)	$—	$—	$—	$3,231	$47	$3,278

Company
Issuance of common stock	$—	$902	$—	$—	$—	$902
Equity-based compensation	—	6	—	—	—	6
Comprehensive loss:
Net loss (as restated, see note 2)	—	—	(153)	—	—
Currency translation adjustment, net of tax of $3	—	—	—	—	20
Unrealized loss on cash flow hedges, net of tax of $(6)	—	—	—	—	(9)
Total comprehensive loss (as restated, see note 2)						(142)

Balance as of December 31, 2006 (as restated, see note 2)	—	908	(153)	—	11	766
Cumulative effect of adoption of an accounting principle—FIN 48	—	—	(1)	—	—	(1)

Balance as of January 1, 2007 (as restated, see note 2)	—	908	(154)	—	11	765
Issuance of common stock	—	5	—	—	—	5
Equity-based compensation	—	187	—	—	—	187
Capital contribution from Parent	—	135	—	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	188	—	—	—	188
Dividend of Orbitz Worldwide shares	—	(106)	—	—	—	(106)
Impact of adoption of SFAS 158, net of tax of $0	—	—	—	—	34	34
Comprehensive loss:
Net loss (as restated, see note 2)	—	—	(440)	—	—
Currency translation adjustment, net of tax of $0	—	—	—	—	143
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(13)
Unrealized loss on equity investment					(11)
Unrealized loss on available for sale securities, net of tax of $0	—	—	—	—	(1)
Total comprehensive loss (as restated, see note 2)						(322)

Balance as of December 31, 2007 (as restated, see note 2)	$—	$1,317	$(594)	$—	$163	$886

See Notes to Financial Statements

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)

1.    Basis of Presentation

        Travelport Limited (hereafter "Travelport" or "the Company") is a Bermuda company formed on July 13, 2006 for the purpose of acquiring the Travelport businesses of Avis Budget Group, Inc. (formerly Cendant Corporation). Travelport is one of the world's largest services companies serving the travel industry. It operates 20 leading brands including Galileo and Worldspan global distribution systems ("GDS") and Gulliver's Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 6,000 employees and operates in 145 countries. Travelport is a closely-held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        On August 21, 2007, the Company acquired 100% of Worldspan Technologies Inc. ("Worldspan") for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers in more than 60 countries worldwide and its results are included as part of the Company's GDS segment from the acquisition date forward. Refer to Note 6—Acquisitions for additional information.

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

        Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated by Avis Budget to the Predecessor based on forecasted revenue. Management believes such allocations are reasonable. However, the associated expenses recorded by the Predecessor in the accompanying combined statements of operations may not be indicative of the actual expenses that would have been incurred had the Predecessor been operating as a separate, standalone entity. Subsequent to the Acquisition, the Company performs these functions using internal resources or purchased services, although certain of these services are provided by Avis Budget during a transitional period pursuant to a transition services agreement. Refer to Note 22—Related Party Transactions for a detailed description of the transactions with Avis Budget.

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

        As a result of these errors, the Company's Board of Directors and management determined to restate the Company's previously issued financial statements as of December 31, 2007 and 2006 and for the period July 13, 2006 (Formation Date) through December 31, 2006 and for the predecessor period January 1, 2006 through August 22, 22, 2006. In addition, the Company corrected previously identified insignificant errors related to (1) the purchase price allocation related to the Worldspan acquisition;

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Restatement (Continued)

(2) the accounting for certain liabilities and additional paid in capital related to its investment in Orbitz Worldwide; and (3) other insignificant items.

        The following tables present the effect of correcting these errors on previously issued financial statements.

	Year Ended December 31, 2007
	As Previously Reported	As Restated
Net revenue	$2,780	$2,780

Costs and expenses
Cost of revenue	1,167	1,174
Selling, general and administrative	1,286	1,283
Separation and restructuring charges	90	90
Depreciation and amortization	248	248
Impairment of long-lived assets	1	1
Other expense, net	2	2

Total costs and expenses	2,794	2,798

Operating loss	(14)	(18)
Interest expense, net	(373)	(373)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	(387)	(391)
Provision for income taxes	(41)	(41)
Minority interest	3	3
Equity in losses of investments, net	(4)	(4)

Loss from continuing operations, net of tax	(429)	(433)
Loss from discontinued operations	(1)	(1)
Loss from disposal of discontinued operations, net of tax	(6)	(6)

Net loss	$(436)	$(440)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Restatement (Continued)

STATEMENT OF OPERATIONS

	Predecessor (Combined)		Company (Consolidated)
	January 1, 2006 through August 22, 2006		July 13, 2006 (Formation Date) through December 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$1,693	$1,693	$823	$823

Costs and expenses
Cost of revenue	715	716	374	377
Selling, general and administrative	645	645	342	342
Separation and restructuring charges	92	92	18	18
Depreciation and amortization	123	123	77	77
Impairment of long-lived assets	2,365	2,364	14	14
Other income, net	(7)	(7)	—	—

Total costs and expenses	3,933	3,933	825	828

Operating loss	(2,240)	(2,240)	(2)	(5)
Interest expense, net	(39)	(39)	(150)	(150)

Loss from continuing operations before income taxes and equity in losses of investments, net	(2,279)	(2,279)	(152)	(155)
Benefit (provision) for income taxes	116	116	(3)	(3)
Equity in losses of investments, net	(1)	(1)	(1)	(1)

Loss from continuing operations, net of tax	(2,164)	(2,164)	(156)	(159)
Loss from discontinued operations	(6)	(6)	(2)	(2)
Gain (loss) from disposal of discontinued operations, net of tax	(6)	(6)	8	8

Net loss	$(2,176)	$(2,176)	$(150)	$(153)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Restatement (Continued)

BALANCE SHEET

	December 31, 2006		December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$95	$85	$309	$309
Accounts receivable, net	440	450	416	417
Deferred income taxes	13	13	9	9
Other current assets	160	160	253	252
Assets of discontinued operations	26	26	36	36

Total current assets	734	734	1,023	1,023
Property and equipment, net	508	508	541	532
Goodwill	2,143	2,144	1,746	1,757
Trademarks and tradenames	705	705	510	510
Other intangible assets, net	1,631	1,631	1,717	1,717
Investment in Orbitz Worldwide	—	—	364	366
Non-current deferred income taxes	34	34	3	3
Other non-current assets	381	382	236	242

Total assets	$6,136	$6,138	$6,140	$6,150

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$307	$307	$191	$191
Accrued expenses and other current liabilities	826	830	821	827
Current portion of long-term debt	24	24	17	17
Deferred income taxes	13	13	—	—
Liabilities of discontinued operations	5	5	8	8

Total current liabilities	1,175	1,179	1,037	1,043
Long-term debt	3,623	3,623	3,751	3,751
Deferred income taxes	244	244	261	261
Tax sharing liability	125	125	—	—
Other non-current liabilities	200	201	203	209

Total liabilities	5,367	5,372	5,252	5,264

Commitments and contingencies
Minority interest in consolidated subsidiaries			—	—
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding			—	—
Additional paid in capital	908	908	1,311	1,317
Accumulated deficit	(150)	(153)	(587)	(594)
Accumulated other comprehensive income	11	11	164	163

Total shareholders' equity	769	766	888	886

Total liabilities and shareholders' equity	$6,136	$6,138	$6,140	$6,150

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Restatement (Continued)

STATEMENT OF CASH FLOWS

	Predecessor (Combined)				Company (Consolidated)
	Year Ended December 31, 2005		January 1, 2006 through August 22, 2006		July 13, 2006 (Formation Date) through December 31, 2006		Year Ended December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating activities of continuing operations
Net loss	$(50)	$(50)	$(2,176)	$(2,176)	$(150)	$(153)	$(436)	$(440)
Loss (income) from discontinued operations	6	6	12	12	(6)	(6)	7	7

Loss from continuing operations	(44)	(44)	(2,164)	(2,164)	(156)	(159)	(429)	(433)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	201	201	123	123	77	77	248	248
Impairment of long-lived assets	422	422	2,365	2,364	14	14	1	1
Deferred income taxes	(57)	(57)	(111)	(111)	(5)	(5)	(24)	(24)
Provision for bad debts	(10)	(10)	10	10	1	1	11	11
Loss (gain) on sale of assets	(1)	(1)	(9)	(9)	—	—	3	3
Amortization of debt issuance costs	—	—	—	—	17	17	40	40
Unrealized losses on derivative instruments	—	—	—	—	11	11	—	—
Non-cash charges related to tax sharing liability	16	16	14	14	5	5	12	12
Equity based compensation	—	—	—	—	6	6	191	191
Equity in losses of investments	1	1	1	1	1	1	4	4
Minority interest	—	—	—	—	—	—	(3)	(3)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(17)	(22)	(84)	(89)	97	87	56	56
Other current assets	1	1	8	8	36	36	(12)	(12)
Accounts payable, accrued expenses and other current liabilities	18	18	152	153	(101)	(98)	93	97
Other	21	21	(32)	(32)	7	7	33	33

Net cash provided by operating activities of continuing operations	551	546	273	268	10	—	224	224

Investing activities of continuing operations
Property and equipment additions	(152)	(152)	(100)	(100)	(66)	(66)	(104)	(104)
Businesses acquired, net of cash and acquisition related payments	(1,503)	(1,503)	(20)	(20)	(4,110)	(4,110)	(1,074)	(1,074)
Loan to Worldspan	—	—	—	—	(125)	(125)	—	—
Net intercompany funding with AvisBudget	(482)	(482)	199	199	—	—	—	—
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	—	—	—	—	(49)	(39)
Proceeds from asset sales	10	10	10	10	—	—	93	93
Other	4	4	(5)	(5)	(9)	(9)	(17)	(17)

Net cash provided by (used in) investing activities of continuing operations	(2,123)	(2,123)	84	84	(4,310)	(4,310)	(1,151)	(1,141)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2.    Restatement (Continued)

STATEMENT OF CASH FLOWS (Continued)

	Predecessor (Combined)				Company (Consolidated)
	Year Ended December 31, 2005		January 1, 2006 through August 22, 2006		July 13, 2006 (Formation Date) through December 31, 2006		Year Ended December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Financing activities of continuing operations
Proceeds from borrowings	350	350	1,900	1,900	3,603	3,603	1,647	1,647
Principal payments on borrowings	(50)	(50)	(467)	(467)	(1,789)	(1,789)	(1,097)	(1,097)
Repayment from (advance to) Avis Budget	—	—	(1,783)	(1,783)	1,783	1,783	—	—
Proceeds from Orbitz Worldwide IPO	—	—	—	—	—	—	477	477
Capital contribution from Parent	—	—	—	—	—	—	135	135
Capital contribution from Avis Budget	1,703	1,703	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	902	902	5	5
Dividends paid	(350)	(350)	—	—	—	—	—	—
Payment for settlement of tax sharing liability	—	—	(32)	(32)	—	—	—	—
Debt issuance costs	—	—	—	—	(105)	(105)	(30)	(30)

Net cash provided by (used in) financing activities of continuing operations	1,653	1,653	(382)	(382)	4,394	4,394	1,137	1,137
Effect of changes in exchange rates on cash and cash equivalents	(36)	(36)	8	8	2	2	4	4

Net increase (decrease) in cash and cash equivalents from continuing operations	45	40	(17)	(22)	96	86	214	224
Cash provided by (used in) discontinued operations
Operating activities	(4)	(4)	(10)	(10)	3	3	5	5
Investing activities	5	5	3	3	(2)	(2)	(3)	(3)
Effects of exchange rate changes	(2)	(2)	—	—	—	—	—	—

Cash provided by (used in) discontinued operations	(1)	(1)	(7)	(7)	1	1	2	2

Cash and cash equivalents at beginning of period	49	49	93	88	—	—	97	87

Cash and cash equivalents at end of period	93	88	69	59	97	87	313	313
Less cash of discontinued operations	(7)	(7)	—	—	(2)	(2)	(4)	(4)

Cash and cash equivalents of continuing operations	$86	$81	$69	$59	$95	$85	$309	$309

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

3.    Summary of Significant Accounting Policies (Continued)

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

3.    Summary of Significant Accounting Policies (Continued)

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

3.    Summary of Significant Accounting Policies (Continued)

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

3.    Summary of Significant Accounting Policies (Continued)

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

3.    Summary of Significant Accounting Policies (Continued)

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

        The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. See Note 7—Impairment of Long Lived Assets for additional information.

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

        As of December 31, 2007, the Company's investment in Orbitz Worldwide is $366 million. Presented below are the summary balance sheet as of December 31, 2007 and summary results of operations for the period November 1 through December 31, 2007 for Orbitz Worldwide. The Company has recorded a $3 million loss related to its investment in Orbitz Worldwide for the period November 1, 2007 through December 31, 2007 within equity in losses of investments, net line item on the statements of operations.

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

6.    Acquisitions

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

6.    Acquisitions (Continued)

        The preliminary allocation of the purchase price is summarized as follows:

Cash consideration	$1,109
Application of PIK loan	135
Transaction costs and expenses	35

Total purchase price	1,279
Less: Historical value of tangible assets acquired in excess of liabilities assumed	261
Less: Fair value adjustments	247

Goodwill	$771

        The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets	$357
Adjustments to deferred income taxes	(63)
Costs associated with exit activities	(25)
Fair value adjustments to:
Tangible assets acquired	49
Founding airlines service agreement liability	(92)
Deferred revenue	9
Other liabilities assumed	12

$247

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Cash	$101
Other current assets	101
Property and equipment	259
Other non-current assets	53
Intangible assets
Trademarks and tradenames	103
Customer relationships	196
Other intangibles	58
Goodwill	771

Total assets	1,642

Current liabilities	147
Founding airlines service agreement liability	92
Non-current liabilities	124

Total liabilities	363

Fair value of net assets acquired	$1,279

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

        The allocation of the purchase price is summarized as follows:

Cash consideration	$4,119
Transaction costs and expenses	60

Total purchase price	4,179
Less: Historical value of tangible assets acquired in excess of liabilities assumed	382
Less: Fair value adjustments	1,672

Goodwill	$2,125

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

6.    Acquisitions (Continued)

        The fair value adjustments included in the allocation of the purchase price above primarily consisted of:

Fair value of identifiable intangible assets	$2,368
Adjustments to deferred income taxes	(724)
Costs associated with exit activities	(25)
Fair value adjustments to:
Tangible assets acquired	(29)
Liabilities assumed	82

$1,672

        The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Acquisition:

Cash	$69
Other current assets	643
Property and equipment	479
Other non-current assets	159
Intangible assets
Trademarks and tradenames	702
Customer relationships	1,596
Vendor relationships and other	70
Goodwill	2,125

Total assets	5,843

Total current liabilities	1,139
Total non-current liabilities	303
Deferred taxes	222

Total liabilities	1,664

Fair value of net assets acquired	$4,179

        Definite lived intangibles consist mainly of customer relationships and other intangibles, each with a weighted average life of 16 years.

        The Company based the purchase price for the Acquisition on historical and forecast performance metrics, which included EBITDA and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry and brand position and growth opportunities in the market. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, and not the identified net assets at the time of the Acquisition. The goodwill was assigned $1,242 million to Orbitz Worldwide, none of which is expected to be tax deductible, $719 million to GTA, none of which is expected to be tax deductible, and $164 million to Galileo, none of which is tax deductible.

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

	Year Ended December 31, 2006
	Historical As Reported
	Predecessor	Company
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Worldspan Adjustments(a)	Worldspan	Travelport(b)	Pro Forma
Net revenue	$1,693	$823	$887	$(40)	$(31)	$3,332
Operating income (loss)	(2,240)	(5)	112	4	2,316	187
Net income (loss)	(2,176)	(153)	10	18	1,983	(318)

	Year Ended December 31, 2007
	Historical As Reported Company	Worldspan	Worldspan Adjustments(a)	Pro Forma
Net revenue	$2,780	$484	$(30)	$3,234
Operating income (loss)	(18)	69	9	60
Net income (loss)	(440)	3	7	(430)

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

(b)
Represents the adjustments to the historical results of Travelport to reflect the Acquisition by the Company, including adjustments to revenue, sponsor fees, and amortization of intangible assets.

7.    Impairment of Long-Lived Assets

        In 2007, as a result of the impairment test performed, the Company recorded an impairment of $1 million for property and equipment within Corporate and Other.

        The purchase price for the Acquisition of the Predecessor by the Company indicated that the carrying value of the Predecessor's goodwill balance may have been impaired. Accordingly, the Predecessor tested the carrying value of the recorded goodwill. The fair value of each reporting unit was based on the purchase price for the Predecessor, as allocated to each reporting unit based on the forecasted cash flows for each. In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,364 million, including $2,363 million related to goodwill and $1 million related to definite lived intangible assets. In preparing the calculation of the impairment, the Predecessor utilized the final

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

7.    Impairment of Long-Lived Assets (Continued)

purchase price allocation of the buyer to determine the fair value of assets and liabilities, including intangible assets. Of the total goodwill impairment of $2,363 million, $2,008 million and $355 million related to reporting units comprising GDS and Orbitz Worldwide, respectively. At the time of testing goodwill for impairment, the Predecessor also tested other intangible assets for impairment. As a result of these tests, the Predecessor recorded an impairment of $1 million which related to definite lived intangible assets related to the Orbitz Worldwide segment. Due to a change in the operations of certain assets after the Acquisition was completed, the Company recorded an additional impairment of $14 million related to long-lived software marketing licenses during the period July 13, 2006 (Formation Date) through December 31, 2006.

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

8.    Intangible Assets

        Intangible assets consisted of:

	Company (Consolidated)
	As of December 31, 2006			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$2,144			$1,757

Trademarks and tradenames	$705			$510

Amortizable Intangible Assets
Customer relationships	$1,606	$45	$1,561	$1,826	$157	$1,669
Vendor relationships and other	71	1	70	52	4	48

	$1,677	$46	$1,631	$1,878	$161	$1,717

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

8.    Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment between December 31, 2006 and December 31, 2007 are as follows:

	Balance January 1, 2007	Goodwill Acquired in 2007	Adjustments to Goodwill Acquired During 2006	Foreign Exchange	Other*	Balance December 31, 2007
GDS	$164	$771	$13	$—	$—	$948
Orbitz Worldwide	1,242	—	(36)	7	(1,213)	—
GTA	738	—	(3)	74	—	809

	$2,144	$771	$(26)	$81	$(1,213)	$1,757

*
Represents the amount of goodwill for Orbitz Worldwide that is not consolidated on the December 31, 2007 balance sheet.

        The changes in the carrying amount of goodwill by segment between July 13, 2006 (Formation Date) and December 31, 2006 are as follows:

	Balance July 13, 2006	Goodwill Acquired	Foreign Exchange	Adjustments to Goodwill Acquired	Balance December 31, 2006
GDS	$—	$164	$—	$—	$164
Orbitz Worldwide	—	1,242	—	—	1,242
GTA	—	719	22	(3)	738

	$—	$2,125	$22	$(3)	$2,144

        The changes in the carrying amount of goodwill by segment for the period January 1, 2006 through August 22, 2006 are as follows:

	Balance January 1, 2006	Adjustments to Goodwill Acquired During 2005	Goodwill Acquired during 2006	Impairment	Foreign Exchange	Balance August 22, 2006
GDS	$2,074	$(75)	$—	$(2,008)	$106	$97
Orbitz Worldwide	1,222	2	—	(355)	(54)	815
GTA	744	(8)	43	—	86	865

	$4,040	$(81)	$43	$(2,363)	$138	$1,777

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

9.    Separation and Restructuring Charges

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

10.    Income Taxes

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

        Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net for U.S. and non-U.S operations consisted of:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
United States	$(16)	$(2,407)	$(90)	$(256)
Non-U.S.	(103)	128	(65)	(135)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(119)	$(2,279)	$(155)	$(391)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

10.    Income Taxes (Continued)

        Current and non-current deferred income tax assets and liabilities were comprised of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Current deferred income tax assets:
Accrued liabilities and deferred income	$23	$18
Allowance for doubtful accounts	3	3
Stock based compensation	—	19
Valuation allowance(*)	(13)	(31)

Current deferred income tax assets	13	9

Current deferred income tax liabilities:
Prepaid expenses	(4)	—
Accrued liabilities and deferred income	(8)	—
Other	(1)	—

Current deferred income tax liability	(13)	—

Current net deferred income tax (liability) asset	$—	$9

Non-current deferred income tax assets:
Net operating loss carryforwards	$158	$45
Alternative minimum tax credit carryforward	1	1
Accrued liabilities and deferred income	15	18
Depreciation and amortization	262	33
Capital loss carryforward	14	—
Acquisition and integration-related liabilities	31	—
Other reserves	8	—
Accumulated other comprehensive income	3	—
Other	1	—
Valuation allowance(*)	(459)	(94)

Non-current deferred income tax assets	34	3

Non-current deferred income tax liabilities:
Accrued liabilities and deferred income	—	(5)
Depreciation and amortization	(243)	(250)
Accumulated other comprehensive income	—	(5)
Other	(1)	(1)

Non-current deferred income tax liability	(244)	(261)

Non-current net deferred income tax asset (liability)	$(210)	$(258)

(*)
A valuation allowance was recorded on certain deferred tax assets that were recorded during purchase accounting, as well as on additional deferred tax assets that were generated through December 31, 2007. The valuation allowance of $125 million as of December 31, 2007 relates to net operating loss carryforwards for U.S. Federal ($38 million), U.S. State ($3 million), non-U.S. jurisdictions ($4 million), and other items with tax to book basis differences ($80 million).

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

10.    Income Taxes (Continued)

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

        As of December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $110 million, which expire between 2026 and 2027 and non-U.S. net operating losses of $15 million which expire between 5 years and indefinitely. At December 31, 2007, no provision had been made for deferred income taxes on any portion of approximately $513 million of accumulated and undistributed earnings of non-U.S. subsidiaries, since it is the intention of management to reinvest the undistributed earnings indefinitely in those non-U.S. operations. The determination of the amount of unrecognized deferred income tax liability for unremited earnings is not practicable.

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

10.    Income Taxes (Continued)

        The Company's and the Predecessor's effective income tax rate differs from the U.S. federal statutory rate as follows:

	Predecessor (Combined)		Company (Consolidated)
	Year ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefits	(3.7)	0.9	(0.4)	(0.2)
Taxes on non-U.S. operations at alternate rates	33.8	1.3	(12.6)	(21.8)
Tax benefit resulting from non-U.S. rate change	—	—	—	4.8
Non-deductible compensation	—	—	—	(13.0)
Non-deductible interest	—	—	—	(1.1)
Capitalized consulting costs	—	—	—	(3.5)
FIN 48	—	—	—	(6.1)
Taxes on repatriations made to benefit from provisions of the American Jobs Creation Act of 2004, net of credits	(23.2)	—	—	—
Taxes on other repatriated non-U.S. income, net of tax credits	9.5	0.4	(0.9)	—
Tax differential on impairment of intangible assets, including net state and non-U.S. impact	19.2	(32.6)	—	—
Adjustment of estimated income tax accruals	(9.1)	—	—	—
Change in U.S. valuation allowance	—	—	(22.4)	(4.9)
Other	2.4	0.1	(0.6)	0.3

	63.9%	5.1%	(1.9)%	(10.5)%

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

10.    Income Taxes (Continued)

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

10.    Income Taxes (Continued)

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

11.    Other Current Assets

        Other current assets consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Derivative contracts	$59	$101
Prepaid expenses	30	46
Sales and use tax receivables	23	37
Other	48	68

	$160	$252

        Other current assets includes $30 million as of December 31, 2006 for Orbitz Worldwide.

12.    Property and Equipment, Net

        Property and equipment, net, consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Land	$4	$4
Capitalized software	233	402
Furniture, fixtures and equipment	121	141
Building and leasehold improvements	98	45
Construction in progress	84	36

	540	628
Less: Accumulated depreciation and amortization	(32)	(96)

Property and equipment, net	$508	$532

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

12.    Property and Equipment, Net (Continued)

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

13.    Other Non-Current Assets

        Other non-current assets consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Deferred financing costs	$88	$75
Development advances	55	63
Avis Budget tax receivable	53	17
PIK Loan to Worldspan	125	—
Pension assets	—	42
Other	61	45

	$382	$242

        Other non-current assets includes $40 million for Orbitz Worldwide at December 31, 2006.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
Accrued travel supplier payments, deferred revenue and customer advances	$318	$230
Accrued payroll and related	80	100
Accrued commissions and incentives	96	155
Accrued sales and use tax	65	67
Accrued sponsor monitoring fees	—	57
Current portion of Worldspan founding airline service agreement liability	—	33
Accrued interest expense	43	42
Accrued merger and acquisition costs	40	15
Other	142	128
Accrued Orbitz Worldwide advertising and marketing	36	—
Current portion of Orbitz Worldwide tax sharing liability	10	—

	$830	$827

        Accrued expenses includes $226 million for Orbitz Worldwide as of December 31, 2006.

15.    Long-Term Debt

		Company (Consolidated)
	Maturity	As of December 31, 2006	As of December 31, 2007
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,407	$1,723
Euro-denominated	August 2013	816	510
Senior Notes
Dollar-denominated floating rate notes	September 2014	150	150
Euro-denominated floating rate notes	September 2014	310	343
9 7/8% notes	September 2014	450	450
Senior Subordinated Notes
11 7/8% Dollar-denominated notes	September 2016	300	300
10 7/8% Euro-denominated notes	September 2016	211	233
Capital leases and other		3	59

Total debt		3,647	3,768
Less: current portion		24	17

Long-term debt		$3,623	$3,751

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

        The senior notes and senior subordinated notes are guaranteed by the Company's subsidiaries incorporated in the U.S. with the exception of GIT. See Note 23—Guarantor and Non-Guarantor Financial Statements, for the financial statements of the Guarantor and Non-Guarantor subsidiaries.

16.    Financial Instruments

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

17.    Commitments and Contingencies

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

18.    Equity

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18.    Equity (Continued)

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income, net of tax, consisted of:

	Currency Translation Adjustments	Unrealized loss on Available for Sale Securities	Unrealized Loss on Equity Investment	Unrealized Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability/SFAS 158 Adjustment	Accumulated Other Comprehensive Income
Predecessor
Balance, January 1, 2005	$54	$—	$—	$(1)	$(16)	$37
Activity during period, net of tax	(124)	—	—	2	(8)	(130)

Balance, December 31, 2005	(70)	—	—	1	(24)	(93)
Activity during period, net of tax	135	6	—	(1)	—	140

Balance, August 22, 2006	$65	$6	$—	$—	$(24)	$47

Company
Activity during period, net of tax	$20	$—	$—	$(9)	$—	$11

Balance, December 31, 2006	20	—	—	(9)	—	11
Activity during period, net of tax	143	(1)	(11)	(13)	34	152

Balance, December 31, 2007	$163	$(1)	$(11)	$(22)	$34	$163

19.    Equity-Based Compensation

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

        In addition during 2007, Orbitz Worldwide recorded $4 million of compensation expense related to its equity and incentive plan.

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

Equity-Based Compensation Expense Allocated to the Company

        During the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006, Avis Budget allocated pre-tax equity-based compensation expense of $15 million and $38 million, respectively, to the Predecessor. Such compensation expense relates only to the options and RSUs that were granted by Avis Budget to the Predecessor's employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Avis Budget believed it would ultimately provide and the underlying vesting period of the award. As Avis Budget measured its stock-based compensation expense using the intrinsic value method during the periods prior to January 1, 2003, Avis Budget did not recognize compensation expense upon the issuance of equity awards to its employees. Therefore, the Predecessor was not allocated compensation expense for options that were granted by Avis Budget to the Predecessor employees prior to January 1, 2003 (there were no RSUs granted prior to January 1, 2003). See Note 3—Summary of Significant Accounting Policies for more information regarding the accounting policy for stock-based compensation.

20.    Employee Benefit Plans

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

21.    Segment Information

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

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
GDS
Net revenue	$1,515	$1,006	$510	$1,772
Segment EBITDA	500	(1,729)	126	460
GTA
Net revenue	217	203	84	330
Segment EBITDA	40	33	(15)	77
Orbitz Worldwide(c)
Net revenue	692	521	248	743
Segment EBITDA	(323)	(282)	20	102
Corporate and other
Segment EBITDA(a)	(108)	(139)	(59)	(409)
Intersegment eliminations(b)
Net revenue	(39)	(37)	(19)	(65)
Combined Totals
Net revenue	$2,385	$1,693	$823	$2,780
EBITDA	$109	$(2,117)	$72	$230

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

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Predecessor (Combined)		Company (Consolidated)
	Year Ended December 31, 2005	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007
EBITDA	$109	$(2,117)	$72	$230
Interest expense, net	(27)	(39)	(150)	(373)
Depreciation and amortization	(201)	(123)	(77)	(248)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(119)	$(2,279)	$(155)	$(391)

        Provided below is a reconciliation of segment assets to total assets:

	Company (Consolidated)
	As of December 31, 2006	As of December 31, 2007
GDS	$1,826	$3,228
Orbitz Worldwide	2,058	—
GTA	1,935	2,087
Corporate and other	319	835

Total	$6,138	$6,150

        The geographic segment information provided below is classified based on geographic location of the Company's subsidiaries:

	United States	United Kingdom	All Other Countries	Total
Net Revenue
Predecessor
Year ended December 31, 2005	$1,071	$245	$1,069	$2,385
January 1, 2006 through August 22, 2006	721	206	766	1,693
Company
July 13, 2006 (Formation Date) through December 31, 2006	374	66	383	823
Year ended December 31, 2007	1,204	261	1,315	2,780
Non-Current Assets
Non-current assets as of December 31, 2006	2,171	2,077	1,156	5,404
Non-current assets as of December 31, 2007	2,042	1,818	1,267	5,127

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

21.    Segment Information (Continued)

        Net revenue by country is determined by the domicile of the legal entity receiving the revenue for consumer revenue and the location code for the segment booking for distribution revenue.

22.    Related Party Transactions

Capital Transactions with Avis Budget

        In 2005, the Company received a $1,703 million capital contribution from Avis Budget primarily in connection with the acquisitions of Gullivers and ebookers and paid a $350 million dividend to Avis Budget in connection with the repatriation of foreign earnings (See Note 15—Long-Term Debt for additional information).

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

Income Taxes, Net

        As discussed in Note 3—Summary of Significant Accounting Policies, the Predecessor is included in the consolidated federal and state income tax returns of Avis Budget. The income tax payable to Avis Budget was approximately $47 million as of August 22, 2006.

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

Transactions with Entities Related to Owners

        The Blackstone Group is the ultimate majority shareholder in the Company. The Blackstone Group invests in a wide variety of companies operating in many industries. The Company pays an annual monitoring fee to Blackstone, TCV and OEP. During 2006, this management fee was approximately $2 million. In December 2007, the Company received a notice from Blackstone, TCV and OEP terminating the transaction and monitoring fee agreement and electing to receive a lump sum fee in lieu of annual payments of the monitoring fee. The lump sum fee was agreed to be $57 million; accordingly, the Company recorded an expense of $57 million in termination fees (See Note 9—Separation and Restructuring Charges).

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22.    Related Party Transactions (Continued)

        During 2006, the Company recorded $45 million in transaction costs for advisor services provided by companies controlled by Blackstone and TCV.

Executive Relocation

        In connection with the residential relocation of the Company's Chief Financial Officer, Michael E. Rescoe, an independent third party relocation company purchased Mr. Rescoe's home in June 2007, on our behalf, for $1.295 million pursuant to the standard home-sale assistance terms utilized by such company in the ordinary course of business.

23.    Guarantor and Non-Guarantor Financial Statements

        The following consolidating condensed financial statements presents the Company's Consolidating Condensed Balance Sheets as of December 31, 2006 and 2007 and the Consolidating Condensed Statements of Operations and Cash Flows for the period July 13, 2006 (Formation Date) through December 31, 2006 and for the year ended December 31, 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$409	$434	$(20)	$823

Cost and expenses
Cost of revenue	—	—	—	73	324	(20)	377
Selling, general and administrative	—	—	—	219	123	—	342
Separation and restructuring charges	—	—	—	17	1	—	18
Depreciation and amortization	—	—	—	45	32	—	77
Impairment of intangible assets	—	—	—	14	—	—	14

Total costs and expenses	—	—	—	368	480	(20)	828

Operating income (loss)	—	—	—	41	(46)	—	(5)
Interest expense, net	—	—	(139)	(9)	(2)	—	(150)
Equity in earnings (losses) of subsidiaries	(153)	(114)	25	—	—	242	—

Income (loss) before income taxes and equity in losses of investments	(153)	(114)	(114)	32	(48)	242	(155)
(Provision) benefit for income taxes	—	—	—	(7)	4	—	(3)
Equity in losses of investments, net	—	—	—	—	(1)	—	(1)

Income (loss) from continuing operations, net of tax	(153)	(114)	(114)	25	(45)	242	(159)
Loss from discontinued operations, net of tax	—	—	—	—	(2)	—	(2)
Gain on disposal of discontinued operations, net of tax	—	—	—	—	8	—	8

Net Income (loss)	$(153)	$(114)	$(114)	$25	$(39)	$242	$(153)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$1,175	$1,670	$(65)	$2,780

Cost and expenses
Cost of revenue	—	—	—	592	647	(65)	1,174
Selling, general and administrative	—	—	—	454	829	—	1,283
Separation and restructuring charges	—	—	—	90	—	—	90
Depreciation and amortization	—	—	—	150	98	—	248
Impairment of intangible assets	—	—	—	1	—	—	1
Other expense, net	—	—	—	2	—	—	2

Total costs and expenses	—	—	—	1,289	1,574	(65)	2,798

Operating income (loss)	—	—	—	(114)	96	—	(18)
Interest income (expense), net	9	—	(357)	(5)	(20)	—	(373)
Equity in losses of subsidiaries	(449)	(476)	(115)	—	—	1,040	—

Income (loss) before income taxes, minority interest, and equity in losses of investments, net	(440)	(476)	(472)	(119)	76	1,040	(391)
Provision for income taxes	—	—	—	(1)	(40)	—	(41)
Minority interest, net of tax	—	3	—	—	—	—	3
Equity in losses of investments, net	—	(4)	—	—	—	—	(4)

Income (loss) from continuing operations, net of tax	(440)	(477)	(472)	(120)	36	1,040	(433)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	(6)	—	(6)

Net income (loss)	$(440)	$(477)	$(472)	$(120)	$29	$$1,040	$(440)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$19	$66	$—	$85
Accounts receivable, net	—	—	—	78	372	—	450
Deferred income taxes	—	—	—	5	8	—	13
Other current assets	—	—	59	39	62	—	160
Assets of discontinued operations	—	—	—	—	26	—	26

Total current assets	—	—	59	141	534	—	734
Investment in subsidiary/intercompany	766	(1,218)	2,323	—	—	(1,871)	—
Property and equipment, net	—	—	—	362	146	—	508
Goodwill	—	—	—	925	1,219	—	2,144
Trademarks and tradenames	—	—	—	538	167	—	705
Other intangible assets, net	—	—	—	954	677	—	1,631
Non-current deferred income taxes	—	—	—	(4)	38	—	34
Other non-current assets	—	—	125	119	138	—	382

Total assets	$766	$(1,218)	$2,507	$3,035	$2,919	$(1,871)	$6,138

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$71	$236	$—	$307
Accrued expenses and other current liabilities	—	—	55	370	405	—	830
Current portion of long-term debt	—	—	22	1	1	—	24
Deferred income taxes	—	—	—	5	8	—	13
Liabilities of discontinued operations	—	—	—	—	5	—	5

Total current liabilities	—	—	77	447	655	—	1,179
Long-term debt	—	—	3,622	—	1	—	3,623
Deferred income taxes	—	—	—	—	244	—	244
Tax sharing liability	—	—	—	125	—	—	125
Other non-current liabilities	—	—	26	140	35	—	201

Total liabilities	—	—	3,725	712	935	—	5,372
Total shareholders' equity/intercompany	766	(1,218)	(1,218)	2,323	1,984	$(1,871)	766

Total liabilities and shareholders' equity	$766	$(1,218)	$2,507	$3,035	$2,919	$(1,871)	$6,138

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(153)	$(114)	$(114)	$25	$(39)	$242	$(153)
Loss from discontinued operations	—	—	—	—	(6)	—	(6)

Income (loss) from continuing operations	(153)	(114)	(114)	25	(45)	242	(159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	45	32	—	77
Impairment of intangible assets	—	—	—	14	—	—	14
Deferred income taxes	—	—	—	7	(12)	—	(5)
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	17	—	—	—	17
Unrealized losses on derivative instruments	—	—	11	—	—	—	11
Non-cash charges related to tax sharing liability	—	—	—	5	—	—	5
Non-cash Travelport equity grants	—	—	—	6	—	—	6
Equity in losses of investments	—	—	—	1	—	—	1
Equity in (earnings) losses of subsidiaries	153	114	(25)	—	—	(242)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	61	26	—	87
Other current assets	—	—	—	3	33	—	36
Accounts payable, accrued expenses and other current liabilities	—	—	(4)	(90)	(4)	—	(98)
Other	—	—	—	4	3	—	7

Net cash provided by (used in) operating activities of continuing operations	—	—	(115)	81	34	—	—

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS (Continued)
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities of continuing operations
Property and equipment additions	—	—	—	(51)	(15)	—	(66)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	(2,059)	—	(2,051)	—	(4,110)
Loan to Worldspan	(125)	—	—	—	—	—	(125)
Net intercompany funding	(777)	—	(1,318)	—	2,095	—	—
Proceeds from asset sales	—	—	—	—	—	—	—
Other	—	—	—	(11)	2	—	(9)

Net cash provided by (used in) investing activities of continuing operations	(902)	—	(3,377)	(62)	31	—	(4,310)

Financing activities of continuing operations
Proceeds from borrowings	—	—	3,603	—	—	—	3,603
Principal payments on borrowings	—	—	(6)	(1,783)	—	—	(1,789)
Repayment from Avis Budget	—	—	—	1,783	—	—	1,783
Issuance of common stock	902	—	—	—	—	—	902
Debt issuance cost	—	—	(105)	—	—	—	(105)

Net cash provided by financing activities of continuing operations	902	—	3,492	—	—	—	4,394

Effect of changes in exchange rates on cash	—	—	—	—	2	—	2

Net increase in cash and cash equivalents from continuing operations	—	—	—	19	67	—	86

Cash provided by (used in) discontinued operations
Operating activities	—	—	—	—	3	—	3
Investing activities	—	—	—	—	(2)	—	(2)

Net cash provided by discontinued operations	—	—	—	—	1	—	1
Cash and cash equivalents at beginning of period	—	—	—	—	—	—	—

Cash and cash equivalents at end of period	—	—	—	19	68	—	87
Less cash of discontinued operations	—	—	—	—	(2)	—	(2)

Cash and cash equivalents of continuing operations	$—	$—	$—	$19	$66	$—	$85

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(440)	$(477)	$(472)	$(120)	$29	$1,040	$(440)
Loss from discontinued operations	—	—	—	—	7	—	7

Income (loss) from continuing operations	(440)	(477)	(472)	(120)	36	1,040	(433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	150	98		248
Impairment of long-lived assets	—	—	—	—	1	—	1
Loss on sale of assets	—	—	—	3	—	—	3
Deferred income taxes	—	—	—	(4)	(20)		(24)
Provision for bad debts	—	—	—	3	8	—	11
Amortization of debt issuance costs	—	—	40	—	—	—	40
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	—	9	3	—	12
Non-cash Travelport equity grants	—	—	—	189	2	—	191
Equity in losses of investments	—	4	—	—	—	—	4
Minority interest, net of tax	—	(3)	—	—	—	—	(3)
Equity in losses of subsidiaries	449	476	115	—	—	(1,040)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(61)	117	—	56
Other current assets	—	—	—	(47)	35	—	(12)
Accounts payable, accrued expenses and other current liabilities	—	—	—	65	32	—	97
Other	—	—	—	53	(20)	—	33

Net cash provided by (used in) operating activities of continuing operations	9	—	(317)	240	292	—	224

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS (Continued)
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities of continuing operations
Property and equipment additions	—	—	—	(84)	(20)	—	(104)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	—	(1,074)	—	—	(1,074)
Impact on cash from deconsolidation of Orbitz Worldwide	—	—	—	—	(39)	—	(39)
Net intercompany funding	(405)	—	395	880	(870)	—	—
Proceeds from asset sales	—	—	—	36	57	—	93
Other	—	—	—	(19)	2	—	(17)

Net cash provided by (used in) investing activities of continuing operations	(405)	—	395	(261)	(870)	—	(1,141)

Financing activities of continuing operations
Proceeds from borrowings	—	—	1,040	—	607	—	1,647
Principal payments on borrowings	—	—	(1,093)	(4)	—	—	(1,097)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds from Orbitz Worldwide IPO	477	—	—	—	—	—	477
Contribution of paid in kind note from Parent	135	—	—	—	—	—	135
Debt issuance costs	—	—	(25)	—	(5)	—	(30)

Net cash provided by (used in) financing activities of continuing operations	617	—	(78)	(4)	602	—	1,137

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents from continuing operations	221	—	—	(25)	28	—	224

Cash provided by (used in) discontinued operations
Operating activities	—	—	—	—	5	—	5
Investing activities	—	—	—	—	(3)	—	(3)

Cash provided by discontinued operations	—	—	—	—	2	—	2

Cash and cash equivalents at beginning of period	—	—	—	19	68	—	87

Cash and cash equivalents at end of period	221	—	—	(6)	98	—	313
Less cash of discontinued operations	—	—	—	—	(4)	—	(4)

Cash and cash equivalents of continuing operations	$221	$—	$—	$(6)	$94	$—	$309

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

        The following combining condensed Statements of Operations and Cash Flows for the year ended December 31, 2005 and the period January 1, 2006 through August 22, 2006 are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for: (a) Cendant Travel Distribution Service Group, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

TRAVELPORT BUSINESSES OF AVISBUDGET CORPORATION (PREDECESSOR)
COMBINING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$1,154	$1,278	$(47)	$2,385

Cost and expenses
Cost of revenue	—	440	604	(47)	997
Selling, general and administrative	—	422	417	—	839
Restructuring charges	—	22	—	—	22
Depreciation and amortization	—	129	72	—	201
Impairment of intangible assets	—	121	301	—	422
Other income, net	—	(1)	(3)	—	(4)

Total costs and expenses	—	1,133	1,391	(47)	2,477

Operating income (loss)	—	21	(113)	—	(92)
Interest expense, net	—	(17)	(10)	—	(27)
Equity in losses of subsidiaries	(50)	—	—	50	—

Income (loss) before income taxes and equity in losses of investments, net	(50)	4	(123)	50	(119)
Benefit for income taxes	—	66	10	—	76
Equity in losses of investments, net	—	—	(1)	—	(1)

Income (loss) from continuing operations, net of tax	(50)	70	(114)	50	(44)
Loss from discontinued operations	—	—	(6)	—	(6)

Net income (loss)	$(50)	$70	$(120)	$50	$(50)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED STATEMENT OF OPERATIONS
January 1, 2006 through August 22, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$838	$896	$(41)	$1,693

Cost and expenses
Cost of revenue	—	336	421	(41)	716
Selling, general and administrative	—	343	302	—	645
Separation and restructuring charges	—	92	—	—	92
Depreciation and amortization	—	72	51	—	123
Other income, net	—	(7)	—	—	(7)
Impairment of intangible assets	—	2,147	217	—	2,364

Total costs and expenses	—	2,983	991	(41)	3,933

Operating loss	—	(2,145)	(95)	—	(2,240)
Interest expense, net	—	(26)	(13)	—	(39)
Equity in losses of subsidiaries	(2,176)	—	—	2,176	—

Loss before income taxes and equity in losses of investments, net	(2,176)	(2,171)	(108)	2,176	(2,279)
Benefit (provision) for income taxes	—	132	(16)	—	116
Equity in losses of investments, net	—	(1)	—	—	(1)

Loss from continuing operations, net of tax	(2,176)	(2,040)	(124)	2,176	(2,164)
Loss from discontinued operations	—	—	(6)	—	(6)
Loss from disposal of discontinued operations	—	—	(6)	—	(6)

Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED CASH FLOWS
For the Year Ended December 31, 2005

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Operating activities of continuing operations
Net income (loss)	$(50)	$70	$(120)	$50	$(50)
Loss from discontinued operations	—	—	6	—	6

Income (loss) from continuing operations	(50)	70	(114)	50	(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	127	74	—	201
Impairment of intangible assets	—	121	301	—	422
Deferred income taxes	—	(7)	(50)	—	(57)
Provision for bad debts	—	(7)	(3)	—	(10)
Gain on sale of assets	—	—	(1)	—	(1)
Non-cash charges related to tax sharing liability	—	16	—	—	16
Equity in losses of subsidiaries	50	—	—	(50)	—
Equity in losses of investments, net	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(5)	(17)	—	(22)
Other current assets	—	3	(2)	—	1
Accounts payable, accrued expenses and other current liabilities	—	13	5	—	18
Other	—	(14)	35	—	21

Net cash provided by operating activities of continuing operations	—	318	228	—	546

Investing activities of continuing operations
Property and equipment additions	—	(103)	(49)	—	(152)
Net assets acquired, net of cash acquired and acquisition-related payments	—	4	(1,507)	—	(1,503)
Net intercompany funding to Avis Budget	—	(168)	(314)	—	(482)
Proceeds from asset sales	—	1	9	—	10
(Increase) decrease in restricted cash	—	10	(6)	—	4

Net cash used in investing activities of continuing operations	—	(256)	(1,867)	—	(2,123)

Financing activities of continuing operations
Proceeds from borrowings	—	—	350	—	350
Principal payments on borrowings	—	(2)	(48)	—	(50)
Capital contributions from Avis Budget	—	—	1,703	—	1,703
Dividends paid to Avis Budget	—	(45)	(305)	—	(350)

Net cash provided by (used in) financing activities of continuing operations	—	(47)	1,700	—	1,653

Effect of changes in exchange rates on cash and cash equivalents	—	—	(36)	—	(36)

Net increase in cash and cash equivalents from continuing operations	—	15	25	—	40
Cash provided by (used in) discontinued operations
Operating activities	—	—	(4)	—	(4)
Investing activities	—	—	5	—	5
Effects of exchange rate changes	—	—	(2)	—	(2)

Net cash used in discontinued operations	—	—	(1)	—	(1)

Cash and cash equivalents at beginning of year	—	(2)	51	—	49

Cash and cash equivalents at end of year	—	13	75	—	88
Less cash of discontinued operations	—	—	(7)	—	(7)

Cash and cash equivalents of continuing operations	$—	$13	$68	$—	$81

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

23.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED CASH FLOWS
For the period January 1, 2006 to August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Operating activities of continuing operations
Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,176)	(2,040)	(124)	2,176	(2,164)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	51	—	123
Impairment of intangible assets	—	2,147	217	—	2,364
Deferred income taxes	—	(88)	(23)	—	(111)
Provision for bad debts	—	—	10	—	10
Gain on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Equity in losses of investments, net	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	22	—	(89)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	125	28	—	153
Investment in subsidiaries	2,176	—	—	(2,176)	—
Other	—	25	(57)	—	(32)

Net cash provided by operating activities of continuing operations	—	138	130	—	268

Investing activities of continuing operations
Property and equipment additions	—	(76)	(24)	—	(100)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Increase in restricted cash	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	198	—	84

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Payment for settlement of tax sharing liability	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net decrease in cash and cash equivalents from continuing operations	—	(8)	(14)	—	(22)
Cash provided by (used in) discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	3	—	3

Net cash used in discontinued operations	—	—	(7)	—	(7)

Cash and cash equivalents at beginning of period	—	13	75	—	88

Cash and cash equivalents at end of period	$—	$5	$54	$—	$59

 EXHIBIT INDEX

Exhibits No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibits No.	Description
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1	Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, as further amended and restated on May 23, 2007, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 30, 2007 (dated May 23, 2007)).
10.2	Security Agreement dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited. Certain Subsidiaries of Holdings Identified Herein and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.3	Transition Services Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
10.4	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation's Current Report on Form 8-K dated August 1, 2006).
10.5	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.6	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.7	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. and Galileo Nederland B.V. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).*

Exhibits No.	Description
10.9	Employment Agreement of Jeff Clarke, dated as of September 26, 2006 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.10	Service Agreement dated as of March 30, 2007, between Gordon Wilson and Galileo International Limited (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.11	Form of Employment Agreement (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.12	Profit Interest Award Agreement of Gordon Wilson, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.13	Form of Profit Interest Award Agreement (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.14	Restricted Equity Unit Award Agreement for Jeff Clarke, dated as of October 6, 2006 (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.15	Restricted Equity Unit Award Agreement for Gordon Wilson, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.16	Form of Restricted Equity Unit Award Agreement (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.17	Form of Purchased Restricted Equity Units Award Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.18	Form of 2006 Interest Plan (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.19	Amended and Restated Partnership Agreement, dated as of March 26, 2007 (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.20	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.21	Form of Travelport 2007 Supplemental Profit Sharing Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 25, 2007 (dated July 19, 2007)).
10.22	Form of TDS Investor (Cayman) L.P. Fourth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.23	Form of Amendment No. 1 to Management Equity Award Agreement (Restricted Equity Units (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.24	Form of Amendment No. 1 to Management Equity Award Agreement (Profits Interests) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).

Exhibits No.	Description
10.25	Form of Management Equity Award Agreement (Senior Leadership Team) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.26	Form of Management Equity Award Agreement for Gordon Wilson (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.27	TDS Investor (Cayman) L.P. Second Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.28	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.29	TDS Investor (Cayman) L.P. Third Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.30	Letter Agreement between Patrick J. Bourke III and the Company, dated as of July 21, 2006 (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.31	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.32	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.33	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.34	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
12	Statement re: Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

QuickLinks

EXPLANATORY NOTE
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
  ITEM 15(A)(3) EXHIBITS
SIGNATURES
TRAVELPORT LIMITED INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
TRAVELPORT LIMITED STATEMENTS OF OPERATIONS (in millions)
TRAVELPORT LIMITED BALANCE SHEETS (in millions, except per share data)
TRAVELPORT LIMITED STATEMENTS OF CASH FLOWS (in millions)
TRAVELPORT LIMITED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (in millions)
TRAVELPORT LIMITED NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in millions, except for share data)
STATEMENT OF OPERATIONS
BALANCE SHEET
STATEMENT OF CASH FLOWS
STATEMENT OF CASH FLOWS (Continued)
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS For the Year Ended December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED BALANCE SHEET As of December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS (Continued) For the Period July 13, 2006 (Formation Date) through December 31, 2006
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS For the Year Ended December 31, 2007
TRAVELPORT LIMITED CONSOLIDATING CONDENSED CASH FLOWS (Continued) For the Year Ended December 31, 2007
TRAVELPORT BUSINESSES OF AVISBUDGET CORPORATION (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS For the Year Ended December 31, 2005
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED STATEMENT OF OPERATIONS January 1, 2006 through August 22, 2006
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED CASH FLOWS For the Year Ended December 31, 2005
TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR) COMBINING CONDENSED CASH FLOWS For the period January 1, 2006 to August 22, 2006
EXHIBIT INDEX