Form 10-Q/A
period 2008-03-31
Travelport LTD
filed 2008-09-26
CIK 1386355

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

 EXPLANATORY NOTE

OVERVIEW

        Travelport Limited ("Travelport") is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, originally filed on May 14, 2008 (the "Original Filing") to amend and restate our consolidated financial statements as of December 31, 2007 and our condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and March 31, 2007. The restatement is discussed in Note 2 to the consolidated condensed financial statements.

RESTATEMENT

        Subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended March 31, 2008, the Company identified errors at a subsidiary within its GDS segment associated with the estimation of financial assistance expense. The errors resulted in an understatement of cost of revenue and accrued expense.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange

Commission (the "SEC") on September 26, 2008, as well as any other cautionary language in this Quarterly Report on Form 10-Q/A, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net revenue	$666	$666

Costs and expenses
Cost of revenue	280	340
Selling, general and administrative	261	183
Separation and restructuring charges	23	9
Depreciation and amortization	54	67

Total costs and expenses	618	599

Operating income	48	67
Interest expense, net	(85)	(86)
Gain on early extinguishment of debt	—	9

Loss from continuing operations before income taxes and equity in losses of investments, net	(37)	(10)
Benefit (provision) for income taxes	3	(12)
Equity in losses of investments, net	—	(7)

Net loss	$(34)	$(29)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	December 31, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$309	$207
Accounts receivable, net	417	506
Deferred income taxes	9	10
Other current assets	252	331
Assets of discontinued operations	36	—

Total current assets	1,023	1,054
Property and equipment, net	532	513
Goodwill	1,757	1,829
Trademarks and tradenames	510	525
Other intangible assets, net	1,717	1,736
Investment in Orbitz Worldwide	366	361
Non-current deferred income taxes	3	3
Other non-current assets	242	249

Total assets	$6,150	$6,270

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$179
Accrued expenses and other current liabilities	827	864
Current portion of long-term debt	17	18
Deferred income taxes	—	1
Liabilities of discontinued operations	8	—

Total current liabilities	1,043	1,062
Long-term debt	3,751	3,791
Deferred income taxes	261	278
Other non-current liabilities	209	196

Total liabilities	5,264	5,327

Commitments and contingencies (note 11)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,317	1,317
Accumulated deficit	(594)	(623)
Accumulated other comprehensive income	163	249

Total shareholders' equity	886	943

Total liabilities and shareholders' equity	$6,150	$6,270

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	As Restated (See Note 2)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Operating activities of continuing operations
Net loss	$(34)	$(29)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations
Depreciation and amortization	54	67
Deferred income taxes	1	(4)
Provision for bad debts	3	4
Gain on early extinguishment of debt	—	(9)
Gain on sale of property	1	—
Amortization of debt issuance costs	5	5
Non-cash charges related to tax sharing liability	3	—
Equity based compensation	3	—
Equity in losses of investments	—	7
FASA liability	—	(8)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	21	(78)
Other current assets	—	(4)
Accounts payable, accrued expenses and other current liabilities	103	9
Other	1	(11)

Net cash provided by (used in) operating activities of continuing operations	161	(51)

Investing activities of continuing operations
Property and equipment additions	(31)	(13)
Acquisition related payments	(5)	(3)
Other	1	(1)

Net cash used in investing activities of continuing operations	(35)	(17)

Financing activities of continuing operations
Principal payments on borrowings	(6)	(38)
Issuance of common stock	2	—

Net cash used in financing activities of continuing operations	(4)	(38)

Effect of changes in exchange rates on cash and cash equivalents	1	4

Net increase (decrease) in cash and cash equivalents from continuing operations	123	(102)

Cash provided by (used in) discontinued operations
Operating activities	2	—
Investing activities	(1)	—

Cash provided by discontinued operations	1	—

Cash and cash equivalents at beginning of period	87	309

Cash and cash equivalents at end of period	211	207
Less cash of discontinued operations	(3)	—

Cash and cash equivalents of continuing operations	$208	$207

Supplemental disclosure of cash flow information
Interest payments	$118	$108
Income tax payments, net	$4	$7

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of January 1, 2008 (as restated, see note 2)	$—	$1,317	$(594)	$163	$886
Net loss (as restated, see note 2)	—	—	(29)	—
Currency translation adjustment, net of tax of $0	—	—	—	98
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(18)
Unrealized loss on investments, net of tax of $0	—	—	—	6
Total comprehensive income (as restated, see note 2)					57

Balance as of March 31, 2008 (as restated, see note 2)	$—	$1,317	$(623)	$249	$943

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

        As a result of these errors, the Company's Board of Directors and management determined to restate the Company's previously issued consolidated condensed financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 and the consolidated financial statements as of December 31, 2007. In addition the Company corrected previously identified insignificant errors related to (1) the purchase price allocation related to the Worldspan acquisition; (2) accounting for certain liabilities and additional paid in capital related to its investment in Orbitz Worldwide; and (3) other insignificant items.

        The restated amounts included below for the three month period ended March 31, 2007 include the impact of reflecting the results of operations of the Trust business as a discontinued operation. See Note 4—Discontinued Operations for additional information.

        The following tables present the effect of correcting these errors on previously issued financial statements.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$666	$666	$666	$666

Costs and expenses
Cost of revenue	278	280	339	340
Selling, general and administrative	261	261	182	183
Separation and restructuring charges	23	23	9	9
Depreciation and amortization	54	54	67	67

Total costs and expenses	616	618	597	599

Operating income	50	48	69	67
Interest expense, net	(85)	(85)	(86)	(86)
Gain on early extinguishment of debt	—	—	9	9

Loss from continuing operations before income taxes and equity in losses of investments, net	(35)	(37)	(8)	(10)
Benefit (provision) for income taxes	3	3	(12)	(12)
Equity in losses of investments, net	—	—	(7)	(7)

Net loss	$(32)	$(34)	$(27)	$(29)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Restatement (Continued)

BALANCE SHEET

	December 31, 2007		March 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$309	$309	$207	$207
Accounts receivable, net	416	417	506	506
Deferred income taxes	9	9	10	10
Other current assets	253	252	330	331
Assets of discontinued operations	36	36	—	—

Total current assets	1,023	1,023	1,053	1,054
Property and equipment, net	541	532	522	513
Goodwill	1,746	1,757	1,820	1,829
Trademarks and tradenames	510	510	525	525
Other intangible assets, net	1,717	1,717	1,736	1,736
Investment in Orbitz Worldwide	364	366	358	361
Non-current deferred income taxes	3	3	3	3
Other non-current assets	236	242	244	249

Total assets	$6,140	$6,150	$6,261	$6,270

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$191	$178	$179
Accrued expenses and other current liabilities	821	827	859	864
Current portion of long-term debt	17	17	18	18
Deferred income taxes	—	—	1	1
Liabilities of discontinued operations	8	8	—	—

Total current liabilities	1,037	1,043	1,056	1,062
Long-term debt	3,751	3,751	3,791	3,791
Deferred income taxes	261	261	278	278
Other non-current liabilities	203	209	190	196

Total liabilities	5,252	5,264	5,315	5,327

Commitments and contingencies
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—	—	—
Additional paid in capital	1,311	1,317	1,311	1,317
Accumulated deficit	(587)	(594)	(614)	(623)
Accumulated other comprehensive income	164	163	249	249

Total shareholders' equity	888	886	946	943

Total liabilities and shareholders' equity	$6,140	$6,150	$6,261	$6,270

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Restatement (Continued)

STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating activities of continuing operations
Net loss	$(32)	$(34)	$(27)	$(29)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations
Depreciation and amortization	54	54	67	67
Deferred income taxes	1	1	(4)	(4)
Provision for bad debts	3	3	4	4
Gain on early extinguishment of debt	—	—	(9)	(9)
Gain on sale of property	1	1	—	—
Amortization of debt issuance costs	5	5	5	5
Non-cash charges related to the sharing liability	3	3	—	—
Equity based compensation	3	3	—	—
Equity in losses of investments	—	—	7	7
Payment of FASA liability	—	—	(8)	(8)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	21	21	(78)	(78)
Other current assets	—	—	(4)	(4)
Accounts payable, accrued expenses and other current liabilities	101	103	7	9
Other	1	1	(11)	(11)

Net cash provided by (used in) operating activities of continuing operations	161	161	(51)	(51)

Investing activities of continuing operations
Property and equipment additions	(31)	(31)	(13)	(13)
Acquisition related payments	(5)	(5)	(3)	(3)
Other	1	1	(1)	(1)

Net cash used in investing activities of continuing operations	(35)	(35)	(17)	(17)

Financing activities of continuing operations
Principal payments on borrowings	(6)	(6)	(38)	(38)
Issuance of common stock	2	2	—	—

Net cash used in financing activities of continuing operations	(4)	(4)	(38)	(38)

Effect of changes in exchange rates on cash and cash equivalents	1	1	4	4

Net increase (decrease) in cash and cash equivalents from continuing operations	123	123	(102)	(102)

Cash provided by (used in) discontinued operations
Operating activities	2	2	—	—
Investing activities	(1)	(1)	—	—

Cash provided by discontinued operations	1	1	—	—

Cash and cash equivalents at beginning of period	97	87	309	309

Cash and cash equivalents at end of period	221	211	207	207
Less cash of discontinued operations	(3)	(3)	—	—

Cash and cash equivalents of continuing operations	$218	$208	$207	$207

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

        The Company adopted the provisions of SFAS No. 157 "Fair Value Measurement" ("SFAS No. 157"), effective January 1, 2008 for financial assets and liabilities. Under this standard, the financial assets and liabilities on the Company's balance sheet that are required to be recorded at fair value on a recurring basis are marketable securities and assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's estimates about the assumptions market participants would use in the pricing the asset or liability developed based on the best information available.

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

        The adoption of SFAS No. 157 has not had a significant impact on the Company's results of operations or balance sheet as of March 31, 2008. See Note 10, Fair Value Disclosures for additional information.

4. Discontinued Operations

        As of December 31, 2007, the Company reached a definitive agreement to sell its TRUST business, a non-core business within its GTA segment. The Company completed the sale of this business in January 2008.

        Summarized statement of operations data for discontinued operations is as follows:

Three Months Ended March 31, 2007
Net revenue	$7

Costs and expenses
Cost of revenue	3
Selling, general and administrative	3
Depreciation and amortization	1

Total costs and expenses	7

Loss before income taxes	—
Benefit for income taxes	—

Loss from discontinued operations, net of tax	$—

5. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Separation costs	$2	$—
Restructuring charges	21	9

	$23	$9

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

6. Other Current Assets

        Other current assets consisted of:

	As of December 31, 2007	As of March 31, 2008
Derivative contracts	$101	$172
Prepaid expenses	46	49
Sales and use tax receivables	37	41
Other	68	69

	$252	$331

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Intangible Assets

        Intangible assets consisted of:

	As of December 31, 2007			As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,757			$1,829

Trademarks and tradenames	$510			$525

Amortizable Intangible Assets
Customer relationships	$1,826	$157	$1,669	$1,881	$197	$1,684
Vendor relationships and other	52	4	48	56	4	52

	$1,878	$161	$1,717	$1,937	$201	$1,736

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the Company between December 31, 2007 and March 31, 2008 were as follows:

	Balance as of December 31, 2007	Adjustments to Goodwill Acquired in 2007	Foreign Exchange	Balance as of March 31, 2008
GDS	$948	$6	$—	$954
GTA	809	—	66	875

	$1,757	$6	$66	$1,829

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

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended March 31,
	2007	2008
Customer relationships	$30	$35
Vendor relationships and other	1	—

Total	$31	$35

        The Company expects amortization expense relating to intangible assets to be approximately $99 million for the remainder of 2008 and $134 million, $135 million, $130 million, $125 million and $123 million for each of the five succeeding fiscal years, respectively.

8. Orbitz Worldwide

        Prior to October 31, 2007, Orbitz Worldwide, Inc. ("Orbitz Worldwide") was a consolidated subsidiary of the Company. As a result of certain transactions, effective October 31, 2007, the Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. As of March 31, 2008, the Company's investment in Orbitz Worldwide was $361 million. The Company has recorded a $7 million loss related to its investment in Orbitz Worldwide for the three months ended March 31, 2008 within the equity in losses of investments, net line item on the Consolidated Condensed

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

8. Orbitz Worldwide (Continued)

Statements of Operations. Presented below are the summary results of operations for the three months ended March 31, 2008 for Orbitz Worldwide.

Statement of Operations	Three Months Ended March 31, 2008
Net revenue	$219
Operating expenses	220

Operating loss	(1)
Interest expense, net	(16)

Loss before income taxes	(17)
Income tax benefit	2

Net loss	$(15)

        During the three months ended March 31, 2008, approximately $28 million of net revenue was earned by Orbitz Worldwide through transactions with the Company. As of March 31, 2008, the Company had a balance payable to Orbitz Worldwide of approximately $14 million related to such transactions, which is included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

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

        During the three months ended March 31, 2008, the Company repurchased approximately $44 million aggregate principal amount of notes at a discount resulting in $9 million of gain from early

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

9. Long-Term Debt (Continued)

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

10. Fair Value Disclosures

        The Company's financial assets and liabilities recorded at fair value consist of marketable securities and derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, and are included within the Level 1 and Level 2 categories. See Note 3 for a discussion of the Company's polices regarding this hierarchy.

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

11. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2007 Financial Statements included in its Annual Report on Form 10-K/A filed with the SEC on September 26, 2008.

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

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
GDS
Net revenue	$414	$592
Segment EBITDA	115	166
GTA
Net revenue	57	74
Segment EBITDA	(1)	9
Orbitz Worldwide
Net revenue	212	—
Segment EBITDA	23	—
Corporate and other
EBITDA(a)	(35)	(32)
Intersegment eliminations(b)
Net revenue	(17)	—
Combined Totals
Net revenue	$666	$666
EBITDA	$102	$143

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

12. Segment Information (Continued)

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investments, net:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
EBITDA	$102	$143
Interest expense, net	(85)	(86)
Depreciation and amortization	(54)	(67)

Loss from continuing operations before income taxes and equity in losses of investments, net	$(37)	$(10)

        Provided below is a reconciliation of segment assets to total assets:

	As of December 31, 2007	As of March 31, 2008
GDS	$3,228	$3,254
GTA	2,087	2,226
Corporate and other	835	790

Total	$6,150	$6,270

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$325	$356	$(15)	$666

Cost and expenses
Cost of revenue	—	—	—	108	187	(15)	280
Selling, general and administrative	—	—	—	100	161	—	261
Separation and restructuring charges	—	—	—	23	—	—	23
Depreciation and amortization	—	—	—	35	19	—	54
Other expense (income), net	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	267	366	(15)	618

Operating income (loss)	—	—	—	58	(10)	—	48
Interest (expense) income, net	—	—	(83)	(4)	2	—	(85)
Equity in earnings (losses) of subsidiaries	(34)	(30)	53	—	—	11	—

Income (loss) from continuing operations before income taxes	(34)	(30)	(30)	54	(8)	11	(37)
(Provision) benefit for income taxes	—	—	—	(1)	4	—	3

Net income (loss)	$(34)	$(30)	$(30)	$53	$(4)	$11	$(34)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$289	$377	$—	$666

Cost and expenses
Cost of revenue	—	—	—	172	168	—	340
Selling, general and administrative	(2)	—	4	10	171	—	183
Separation and restructuring charges	—	—	—	4	5	—	9
Depreciation and amortization	—	—	—	47	20	—	67

Total costs and expenses	(2)	—	4	233	364	—	599

Operating income (loss)	2	—	(4)	56	13	—	67
Interest expense, net	—	—	(82)	(4)	—	—	(86)
Gain on early extinguishment of debt	—	—	9	—	—	—	9
Equity in earnings (losses) of subsidiaries	(31)	(27)	50	—	—	8	—

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(29)	(27)	(27)	52	13	8	(10)
Provision for income taxes	—	—	—	(2)	(10)	—	(12)
Equity in losses of investments, net	—	(7)	—	—	—	—	(7)

Net income (loss)	$(29)	$(34)	$(27)	$50	$3	$8	$(29)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$109	$—	$—	$5	$93	$—	$207
Accounts receivable, net	—	—	—	119	387	—	506
Deferred income taxes	—	—	—	4	6	—	10
Other current assets	6	—	166	67	92	—	331

Total current assets	115	—	166	195	578	—	1,054
Investment in subsidiary/intercompany	826	(938)	2,614	—	—	(2,502)	—
Property and equipment, net	—	—	—	420	93	—	513
Goodwill	—	—	—	980	849	—	1,829
Trademarks and tradenames	—	—	—	313	212	—	525
Other intangible assets, net	—	—	—	1,008	728	—	1,736
Investment in Orbitz Worldwide	—	361	—	—	—	—	361
Non-current deferred income taxes	—	—	—	—	3	—	3
Other non-current assets	8	—	45	134	62	—	249

Total assets	$949	$(577)	$2,825	$3,050	$2,525	$(2,502)	$6,270

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$38	$141	$—	$179
Accrued expenses and other current liabilities	6	49	14	161	634	—	864
Current portion of long-term debt	—	—	10	8	—	—	18
Deferred income taxes	—	—	—	—	1	—	1

Total current liabilities	6	49	24	207	776	—	1,062
Long-term debt	—	—	3,739	52	—	—	3,791
Deferred income taxes	—	—	—	28	250	—	278
Other non-current liabilities	—	2	—	149	45	—	196

Total liabilities	6	51	3,763	436	1,071	—	5,327
Total shareholders' equity/intercompany	943	(628)	(938)	2,614	1,454	(2,502)	943

Total liabilities and shareholders' equity	$949	$(577)	$2,825	$3,050	$2,525	$(2,502)	$6,270

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(34)	$(30)	$(30)	$53	$(4)	$11	$(34)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	35	19	—	54
Deferred income taxes	—	—	—	1	—	—	1
Provision for bad debts	—	—	—	—	3	—	3
Gain on sale of property	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	5	—	—	—	5
Non-cash charges related to tax sharing liability	—	—	—	3	—	—	3
Equity based compensation	—	—	—	3	—	—	3
Equity in losses of subsidiaries	34	30	(53)	—	—	(11)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(4)	25	—	21
Other current assets	—	—	—	(9)	9	—	—
Accounts payable, accrued expenses and other current liabilities	—	—	—	(20)	123	—	103
Other	—	—	—	—	1	—	1

Net cash provided by (used in) operating activities of continuing operations	—	—	(78)	62	177	—	161

Investing activities of continuing operations
Property and equipment additions	—	—	—	(26)	(5)	—	(31)
Acquisition-related payments	—	—	—	(7)	2	—	(5)
Net intercompany funding	(2)	—	84	(1)	(81)	—	—
Other	—	—	—	—	1	—	1

Net cash provided by (used in) investing activities of continuing operations	(2)	—	84	(34)	(83)	—	(35)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(6)	—	—	—	(6)
Issuance of common stock	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities of continuing operations	2	—	(6)	—	—		(4)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	1	—	1

Net increase in cash and cash equivalents from continuing operations	—	—	—	28	95	—	123

Cash provided by (used in) discontinued operations
Operating activities	—	—	—	—	2	—	2
Investing activities	—	—	—	—	(1)	—	(1)

Cash provided by discontinued operations	—	—	—	—	1		1

Cash and cash equivalents at beginning of period	—	—	—	19	68	—	87

Cash and cash equivalents at end of period	—	—	—	47	164	—	211
Less cash of discontinued operations	—	—	—	—	(3)	—	(3)

Cash and cash equivalents of continuing operations	$—	$—	$—	$47	$161	$—	$208

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(29)	$(34)	$(27)	$50	$3	$8	$(29)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	47	20	—	67
Deferred income taxes	—	—	—	(2)	(2)	—	(4)
Provision for bad debts	—	—	—	2	2	—	4
Gain on early extinguishment of debt	—	—	(9)	—	—	—	(9)
Amortization of debt issuance costs	—	—	5	—	—	—	5
Equity in losses of investments	—	7	—	—	—	—	7
FASA liability	—	—	—	(8)	—	—	(8)
Equity in losses of subsidiaries	31	27	(50)	—	—	(8)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(21)	(57)	—	(78)
Other current assets	—	—	—	3	(7)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	—	(24)	(10)	43	—	9
Other	(2)	—	3	(7)	(5)	—	(11)

Net cash provided by (used in) operating activities of continuing operations	—	—	(102)	54	(3)	—	(51)

Investing activities of continuing operations
Property and equipment additions	—	—	—	(8)	(5)	—	(13)
Acquisition related payments	—	—	—	(3)	—	—	(3)
Net intercompany funding	(112)	(3)	140	(32)	7	—	—
Other	—	3	—	—	(4)	—	(1)

Net cash provided by (used in) investing activities of continuing operations	(112)	—	140	(43)	(2)	—	(17)

Financing activities of continuing operations
Principal payments on borrowings	—	—	(38)	—	—	—	(38)

Net used in financing activities of continuing operations	—	—	(38)	—	—	—	(38)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents from continuing operations	(112)	—		11	(1)	—	(102)

Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$109	$—	$—	$5	$93	$—	$207

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and with our 2007 consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on September 26, 2008. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" beginning on page 2 of this Form 10-Q/A. The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement as described in Note 2—Restatement to the consolidated condensed financial statements. Unless otherwise noted, all dollar amounts are in millions.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,		Change
	2007	2008	$	%
Net revenue	$666	$666	$—	—

Costs and expenses
Cost of revenue	280	340	60	21
Selling, general and administrative	261	183	(78)	(30)
Separation and restructuring charges	23	9	(14)	(61)
Depreciation and amortization	54	67	13	24

Total costs and expenses	618	599	(19)	(3)

Operating income	48	67	19	40
Interest expense, net	(85)	(86)	(1)	(1)
Gain on early extinguishment of debt	—	9	9	*

Loss from continuing operations before income taxes and equity in losses of investments, net	(37)	(10)	27	73
Benefit (provision) for income taxes	3	(12)	(15)	*
Equity in losses of investments, net	—	(7)	(7)	*

Net loss	$(34)	$(29)	$5	15

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

        Our results on a segment basis for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 are as follows:

	Three Months Ended March 31,				Change
	2007		2008		$	%
GDS
Net revenue	$414	(a)	$592	(c)	$178	43
Segment EBITDA	115	(b)	166	(d)	51	44
GTA
Net revenue	57	(e)	74		17	30
Segment EBITDA	(1)	(f)	9	(g)	10	*
Orbitz Worldwide
Net revenue	212	(h)	—		(212)	100
Segment EBITDA	23	(i)	—		(23)	100
Corporate and other(j)
EBITDA	(35)		(32)		3	9
Intersegment Eliminations(k)
Net revenue	(17)		—		17	*
Combined Totals
Net revenue	$666		$666		$—	—
EBITDA	$102		$143		$41	40

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

(j)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below.

	Three Months Ended March 31,
	2007	2008
Corporate and unallocated expenses	$(23)	$(25)
Gain on early extinguishment of debt	—	9
Restructuring and related activities	(1)	(2)
Separation costs	(2)	—
Equity compensation	(3)	—
Transaction and integration costs	(7)	(12)
Sponsor monitoring	(2)	—
Other, including gain (loss) on foreign currency	3	(2)

	$(35)	$(32)

(k)
Consists primarily of eliminations related to the inducements paid by Galileo to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investments, net:

	Three Months Ended March 31,
	2007	2008
EBITDA	$102	$143
Interest expense, net	(85)	(86)
Depreciation and amortization	(54)	(67)

Loss from continuing operations before income taxes and equity in losses of investments, net	$(37)	$(10)

Net Revenue

        Net revenue remained unchanged and included (i) a $212 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) incremental net revenue of $180 million from the acquisition of Worldspan, (iii) a reduction of our intersegment eliminations of $17 million as a result of the deconsolidation of Orbitz Worldwide and (iv) growth of $15 million resulting from a $17 million increase in revenue from GTA, partially offset by a decline in revenue of $2 million from our GDS segment excluding the results of Worldspan.

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

Cost of Revenue

        Cost of revenue increased $60 million (21%) primarily due to (i) a $65 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $114 million of incremental costs from the acquisition of Worldspan, (iii) a $17 million reduction of our intersegment eliminations as a result of the deconsolidation of Orbitz Worldwide and (iv) an organic decrease of $6 million resulting from a decrease within GDS of $7 million and an increase within GTA of $1 million.

        GDS cost of revenue increased $107 million, which included the costs of Worldspan, which contributed $114 million of costs for the three months ended March 31, 2008. Excluding the Worldspan costs, GDS cost of revenue declined $7 million, primarily as a result of (i) a $14 million (24%) decrease in telecommunications and technology costs, partially offset by (ii) a $7 million (4%) increase in support payments and commissions. The telecommunications and technology cost reductions reflect the restructuring actions implemented during 2006. The cost savings initiatives have contributed to a reduction in costs of approximately $20 million in 2008 compared to approximately $9 million in 2007. The $8 million increase in support payments and commissions is due primarily to segment and yield growth and the impact of foreign exchange fluctuations.

        GTA cost of revenue increased $1 million primarily as a result of incremental costs incurred as a result of an increase in TTV, partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer businesses.

Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $78 million (30%) primarily due to (i) a $123 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $35 million of incremental costs from the acquisition of Worldspan and (iii) an organic increase of $10 million resulting from increases of $6 million and $6 million from GTA and Corporate and other, respectively, partially offset by a decrease of $2 million within GDS.

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

        Corporate and other SG&A increased $7 million primarily as a result of (i) $5 million of incremental transaction and integration costs and (ii) $5 million of incremental foreign exchange losses, partially offset by (i) a $3 million reduction in equity compensation expense and (ii) a $2 million reduction in sponsor monitoring fees. The increase in Corporate and other SG&A included the impact of our cost savings initiatives, which resulted in savings of $9 million in 2008 compared to $4 million in 2007.

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

Benefit (provision) for Income Taxes

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

Contractual Obligations

        Our future contractual obligations have not changed significantly from the amounts reported within our 2007 financial statements included in our Annual Report on Form 10-K/A filed with the SEC on September 26, 2008. Any changes to our obligations related to our indebtedness are presented above within the section entitled "Debt and Financing Arrangements."

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

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

  In connection with the Original Filing, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of March 31, 2008. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act.

  Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and filing of Amendment No. 1 on Form 10-Q/A on September 26, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2008 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

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
EXPLANATORY NOTE
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