Form 10-Q
period 2008-09-30
Travelport LTD
filed 2008-11-14
CIK 1386355

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

        As of November 14, 2008, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward- looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned "Risk Factors" in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Net revenue	$754	$634	$2,135	$2,003

Costs and expenses
Cost of revenue	298	308	863	1,010
Selling, general and administrative	297	162	859	503
Separation and restructuring charges	—	5	29	19
Depreciation and amortization	70	65	175	194
Other expense, net	—	1	2	1

Total costs and expenses	665	541	1,928	1,727

Operating income	89	93	207	276
Interest expense, net	(113)	(84)	(281)	(222)
Other expense, net	(1)	—	(1)	—
Gain on early extinguishment of debt	—	11	—	29

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(25)	20	(75)	83
Provision for income taxes	(26)	(10)	(31)	(33)
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	1	—
Equity in losses of investments, net	—	(138)	—	(148)

Loss from continuing operations, net of tax	(50)	(128)	(105)	(98)
Loss from discontinued operations	—	—	(1)	—

Net loss	$(50)	$(128)	$(106)	$(98)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in millions, except share data)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$309	$268
Accounts receivable, net	417	496
Deferred income taxes	9	9
Other current assets	252	223
Assets of discontinued operations	36	—

Total current assets	1,023	996
Property and equipment, net	532	501
Goodwill	1,757	1,742
Trademarks and tradenames	510	502
Other intangible assets, net	1,717	1,592
Investment in Orbitz Worldwide	366	215
Non-current deferred income taxes	3	1
Other non-current assets	242	211

Total assets	$6,150	$5,760

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$213
Accrued expenses and other current liabilities	827	815
Current portion of long-term debt and revolver borrowings	17	132
Deferred income taxes	—	1
Liabilities of discontinued operations	8	—

Total current liabilities	1,043	1,161
Long-term debt	3,751	3,533
Deferred income taxes	261	240
Other non-current liabilities	209	166

Total liabilities	5,264	5,100

Commitments and contingencies (note 10)
Shareholders' equity:
Common stock $1.00 par value; 12,000 shares authorized, 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,317	1,257
Accumulated deficit	(594)	(692)
Accumulated other comprehensive income	163	95

Total shareholders' equity	886	660

Total liabilities and shareholders' equity	$6,150	$5,760

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Operating activities of continuing operations
Net loss	$(106)	$(98)
Loss from discontinued operations	1	—

Loss from continuing operations	(105)	(98)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations
Depreciation and amortization	175	194
Deferred income taxes	(1)	(8)
Provision for bad debts	6	6
FASA liability	—	(25)
Amortization of debt issuance costs	34	16
Non-cash charges related to tax sharing liability	11	—
Gain on early extinguishment of debt	—	(29)
Unrealized gains on interest rate derivatives	—	(17)
Equity based compensation	23	—
Equity in losses of investments, net	—	148
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(69)	(100)
Other current assets	(19)	(8)
Accounts payable, accrued expenses and other current liabilities	214	74
Other	(32)	(13)

Net cash provided by operating activities of continuing operations	237	140

Investing activities of continuing operations
Property and equipment additions	(80)	(71)
Businesses acquired, net of cash and acquisition related payments	(1,058)	4
Proceeds from asset sales	55	7
Other	(25)	(4)

Net cash used in investing activities of continuing operations	(1,108)	(64)

Financing activities of continuing operations
Proceeds from borrowings	1,640	113
Principal payments on borrowings	(1,091)	(165)
Issuance of common stock	5	—
Distribution to a parent company	—	(60)
Proceeds from Orbitz Worldwide IPO	477	—
Contribution from Parent	135	—
Debt issuance costs	(25)	—

Net cash provided by (used in) financing activities of continuing operations	1,141	(112)

Effect of changes in exchange rates on cash and cash equivalents	5	(5)

Net increase (decrease) in cash and cash equivalents from continuing operations	275	(41)
Cash provided by (used in) discontinued operations
Operating activities	2	—
Investing activities	(2)	—

Cash and cash equivalents at beginning of period	87	309

Cash and cash equivalents at end of period	362	268
Less cash of discontinued operations	(2)	—

Cash and cash equivalents of continuing operations	$360	$268

Supplemental disclosure of cash flow information
Interest payments	$272	$235
Income tax payments, net	$18	$19

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance as of January 1, 2008	$—	$1,317	$(594)	$163	$886
Distribution to a parent company	—	(60)	—	—	(60)
Net loss	—	—	(98)	—
Currency translation adjustment, net of tax of $0	—	—	—	(63)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(3)
Unrealized gain on investments, net of tax of $0	—	—	—	(2)
Total comprehensive income					(166)

Balance as of September 30, 2008	$—	$1,257	$(692)	$95	$660

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

        In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company's amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on September 26, 2008.

2. Recently Issued Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 establishes enhanced disclosure requirements for derivatives instruments and hedging activities. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

        The Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has elected not to apply the fair value option to its financial assets and liabilities.

        The Company adopted the provisions of SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"), effective January 1, 2008. Under this standard, the financial assets and liabilities on the Company's balance sheet that are required to be recorded at fair value on a recurring basis are marketable securities and assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Recently Issued Accounting Pronouncements (Continued)

between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available.

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

        The Company's marketable securities are classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are included within other current assets on the Company's Consolidated Condensed Balance Sheet. These securities are actively traded on exchanges and have price quotes for identical assets to the securities held by the Company, and as such, the valuations are considered within Level 1 of the fair value hierarchy.

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments that do not entail significant judgment. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk. These pricing models are categorized within Level 2 of the fair value hierarchy.

        The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations or balance sheet as of January 1, 2008. At September 30, 2008, the fair value of the derivative contracts in an asset position reflected an adjustment of approximately $5 million due to the credit assessment of the counterparty, while the fair value of derivative contracts in a liability position reflected adjustments of less than $1 million due to the credit assessment of the Company. See Note 9, Fair Value Disclosures, for additional information.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which established principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of (i) the identifiable assets acquired, (ii) the liabilities assumed, (iii) any non-controlling interest in the acquiree,

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

2. Recently Issued Accounting Pronouncements (Continued)

(iv) goodwill or a gain from a bargain purchase and (v) adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are to be recorded as adjusted income. This statement also established disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; however, the guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to December 31, 2008. The impact that the adoption of this statement will have on the Company's results of operations or financial condition will depend on future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. SFAS No. 160 also calls for consistency in reporting changes in the parent's ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and is currently evaluating the impact of such adoption on its financial statements.

3. Discontinued Operations

        As of December 31, 2007, the Company reached a definitive agreement to sell its TRUST business, a non-core business within its GTA segment. The Company completed the sale of this business in January 2008.

        Summarized statement of operations data for discontinued operations is as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net revenue	$7	$22

Costs and expenses
Cost of revenue	3	9
Selling general and administrative	4	12
Depreciation and amortization	—	2

Total costs and expenses	7	23

Loss before income taxes	—	(1)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$—	$(1)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

4. Separation and Restructuring Charges

        Separation and restructuring charges consisted of:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Separation costs	$1	$—	$5	$—
Restructuring charges	(1)	5	24	19

	$—	$5	$29	$19

Separation Costs

        The Company incurred separation costs of $1 million for the three months ended September 30, 2007 primarily related to employee retention plans. For the nine months ended September 30, 2007, separation costs of $5 million consisted of $2 million related to employee retention plans and $3 million of professional fees.

Restructuring Charges

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into the Company's GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. The recognition of the restructuring charges and the corresponding utilization during the nine months ended September 30, 2008 are summarized as follows:

Balance at January 1, 2008	$8
Restructuring charges	19
Cash payments	(20)

Balance at September 30, 2008	$7

        Included within the $19 million of restructuring charges incurred during the nine months ended September 30, 2008 are $17 million related to the Worldspan restructuring plan and $2 million related to the 2006 restructuring plan.

        Approximately $3 million and $2 million of the restructuring charges incurred during the three months ended September 30, 2008 have been recorded within the GDS segment and Corporate and other, respectively. For the nine months ended September 30, 2008, approximately $12 million and $2 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively, and approximately $5 million has been recorded within Corporate and other. The Company expects to incur additional restructuring charges of approximately $2 million during 2008, primarily within Corporate and other.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

4. Separation and Restructuring Charges (Continued)

        For the nine months ended September 30, 2007, approximately $20 million, $2 million and $1 million of the restructuring charges have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million has been recorded within Corporate and other. These restructuring charges relate to the 2006 restructuring plan. During the three months ended September 30, 2007, there was a $1 million reduction in restructuring expense in the GDS segment.

5. Other Current Assets

        Other current assets consisted of:

	As of December 31, 2007	As of September 30, 2008
Derivative contracts	$101	$87
Prepaid expenses	46	43
Sales and use tax receivables	37	42
Other	68	51

	$252	$223

6. Intangible Assets

        Intangible assets consisted of:

	As of December 31, 2007			As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,757			$1,742

Trademarks and tradenames	$510			$502

Amortizable Intangible Assets
Customer relationships	$1,826	$157	$1,669	$1,803	$257	$1,546
Vendor relationships and other	52	4	48	51	5	46

	$1,878	$161	$1,717	$1,854	$262	$1,592

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

6. Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the Company between December 31, 2007 and September 30, 2008 were as follows:

	Balance as of December 31, 2007	Goodwill Acquired in 2008	Adjustments to Goodwill Acquired in 2007	Foreign Exchange	Balance as of September 30, 2008
GDS	$948	$1	$14	$—	$963
GTA	809	—	—	(30)	779

	$1,757	$1	$14	$(30)	$1,742

        The adjustments to goodwill acquired in 2007 are primarily the result of a $10 million adjustment to the purchase price of Worldspan. During the three months ended September 30, 2008, the Company corrected an immaterial error in the purchase price allocation related to the Worldspan acquisition. This adjustment decreased property, plant and equipment by approximately $2 million and increased goodwill by approximately $2 million.

        The purchase price allocation related to the Worldspan acquisition was completed during the three months ended June 30, 2008.

        Amortization expense relating to all intangible assets was:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Customer relationships	$32	$36	$95	$106
Vendor relationships and other	4	1	4	2

Total	$36	$37	$99	$108

        The Company expects amortization expense relating to intangible assets to be approximately $34 million for the remainder of 2008 and $140 million, $140 million, $136 million, $130 million and $128 million for each of the five succeeding fiscal years, respectively.

7. Orbitz Worldwide

        Prior to October 31, 2007, Orbitz Worldwide, Inc. ("Orbitz Worldwide") was a consolidated subsidiary of the Company. As a result of certain transactions, effective October 31, 2007, the Company accounts for its investment in Orbitz Worldwide under the equity method of accounting and regularly reviews the carrying value of this investment. As of September 30, 2008, the Company's investment in Orbitz Worldwide was $215 million. The Company has recorded losses of $138 million and $148 million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2008, respectively, within equity in losses of investments, net on the Consolidated Condensed Statements of Operations. These losses are primarily the result of a non-cash impairment charge of

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Orbitz Worldwide (Continued)

$297 million recorded by Orbitz Worldwide discussed in further detail below. Presented below are the summary results of operations for the three and nine months ended September 30, 2008 for Orbitz Worldwide.

Statement of Operations	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net revenue	$240	$690
Operating expenses	219	655

Operating income	21	35
Impairment of long-lived assets	(297)	(297)
Interest expense, net	(16)	(47)

Loss before income taxes	(292)	(309)
Income tax benefit	5	2

Net loss	$(287)	$(307)

        During the three and nine months ended September 30, 2008, approximately $27 million and $91 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company. As of September 30, 2008, the Company had a balance payable to Orbitz Worldwide of approximately $14 million related to such transactions, which is included on the Consolidated Condensed Balance Sheets within accrued expenses and other current liabilities.

  Impairment

        In connection with the preparation of its financial statements for the three months ended September 30, 2008, Orbitz Worldwide performed an interim impairment test of its goodwill, trademarks and tradenames. As a result of these tests, Orbitz Worldwide concluded that the goodwill, trademarks and tradenames and customer relationships related to its domestic and international subsidiaries were impaired. As a result, Orbitz Worldwide recorded a non-cash impairment charge of $297 million during the three months ended September 30, 2008, of which $210 million related to goodwill, $74 million related to trademarks and tradenames and $13 million related to customer relationships.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

8. Long-Term Debt

        Long-term debt consisted of:

	Maturity	As of December 31, 2007	As of September 30, 2008
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,723	$1,715
Euro-denominated	August 2013	510	493
Senior notes
Dollar-denominated floating rate notes	September 2014	150	144
Euro-denominated floating rate notes	September 2014	343	245
9 7/8% notes	September 2014	450	443
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	300	247
10 7/8% Euro-denominated notes	September 2016	233	207
Revolver borrowings		—	113
Capital leases and other		59	58

Total debt		3,768	3,665
Less: current portion and revolver borrowings		17	132

Long-term debt		$3,751	$3,533

        During the nine months ended September 30, 2008, the Company repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated term loan facility and Euro-denominated notes decreased by approximately $27 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the Consolidated Condensed Balance Sheet. During the nine months ended September 30, 2008, the Company repaid approximately $8 million of debt under its senior secured credit facility as required under the senior secured credit agreement and approximately $6 million as required under its capital leases.

        As of September 30, 2008, there were $113 million of borrowings outstanding under the Company's revolving credit facility, approximately $145 million of commitments outstanding under the Company's synthetic letter of credit facility and approximately $10 million of non-U.S. dollar letter of credit commitments outstanding under the Company's revolving credit facility. Included in these amounts are commitments of approximately $75 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Separation Agreement with Orbitz Worldwide.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

8. Long-Term Debt (Continued)

        The senior notes and senior subordinated notes are guaranteed by the Company's subsidiaries incorporated in the U.S. with the exception of Galileo International Technology, LLC. See Note 15—Guarantor and Non-Guarantor Consolidating Condensed Financial Statements.

        On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Company has an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of September 15, 2008, LCPI's total commitment within the Company's credit facility was $30 million. The Company also currently has $10 million of outstanding letter of credit commitments under its revolving credit facility, none of which were issued by LCPI. On September 18, 2008, the Company attempted to borrow $125 million under the revolving credit facility; however, LCPI failed to fund its pro-rata commitment of $12 million. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $113 million of net funds received by the Company. In October 2008, the Company attempted to borrow $75 million and €66.0 million, respectively, under the revolving credit facility; however LCPI failed to fund its pro-rata commitments of $7 million and €7 million, respectively. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $68 million and €59 million of net funds received by the Company. The Company has no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While the Company is exploring options to replace Lehman's commitment within the facility, it cannot guarantee that it will be able to obtain such replacement loan commitments from other banks. However, the Company believes that it has sufficient liquidity to conduct its normal operations and does not believe that the reduction in available capacity under its revolving credit facility will have a material impact on its short-term or long-term liquidity requirements.

9. Fair Value Disclosures

        The Company's assets and liabilities recorded at fair value consist of marketable securities and derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, and are included within the Level 1 and Level 2 categories. See Note 2, Recently Issued Accounting Pronouncements, for a discussion of the Company's polices regarding this hierarchy.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

9. Fair Value Disclosures (Continued)

        The following fair value table presents information about the Company's assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2007	As of September 30, 2008
Marketable Securities—Leve1 1—Quoted Prices in Active Markets	$4	$4
Derivatives—Level 2—Significant Other Observable Inputs
Unrealized foreign exchange gains on foreign currency interest rate swaps	133	82
Foreign exchange forwards—assets	1	1
Foreign exchange forwards—liabilities	(5)	(6)
Unrealized loss on interest rate swaps	(37)	(17)

        The unrealized foreign exchange gains on foreign currency interest rate swaps include a non-cash gain of $17 million resulting from the Company's interest rate hedging programs and has been recorded as a reduction to interest expense.

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

        In connection with the Company's existing NDC arrangements in the Middle East, the Company is involved in a dispute with one of its existing NDC partners regarding the payment of certain fees. The Company intends to defend vigorously any claims brought against the Company and to pursue vigorously appropriate cross-claims. While no assurances can be provided, the Company does not believe the outcome of this dispute will have a material adverse effect on the Company's results of operations or its liquidity condition.

        Other than as disclosed above, there are no new significant claims, legal proceedings or inquiries from those previously disclosed as of December 31, 2007.

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

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Equity-Based Compensation

Travelport Equity-Based Long Term Incentive Program

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to approximately 120 million restricted equity units. In December 2007, the equity award program was amended and resulted in the conversion of all profit interests at fair market value into Class A-2 Units, which, along with all outstanding restricted equity units except those granted under the Supplemental Profit Sharing Plan were vested immediately. In July 2008, the board of directors of the partnership approved the grant of 1.3 million restricted equity units, of which approximately 0.8 million vest in one year and approximately 0.5 million vest over four years.

        The activity of the Company's equity award program is presented below:

	Restricted Equity Units
	Class A-2
	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2007	110,001,463	$2.10
Granted at fair market value	1,334,438	$1.96

Balance, September 30, 2008.	111,335,901	$2.10

        The Company recorded non-cash equity compensation expense related to the Supplemental Profit Sharing Plan of less than $1 million for both the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company recorded $8 million and $15 million of non-cash equity compensation expense, respectively. In addition, the Company recorded $2 million and $8 million of non-cash equity compensation expense, for the three and nine months ended September 30, 2007, respectively, under the Travelport 2007 Supplemental Profit Sharing Plan.

12. Equity

        During the three months ended September 30, 2008, the Company made $60 million of cash distributions to its parent company.

13. Segment Information

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

        The Company's presentation of segment EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
GDS
Net revenue	$449	$531	$1,271	$1,715
Segment EBITDA	122	146	357	474
GTA
Net revenue	103	103	248	288
Segment EBITDA	38	47	63	92
Orbitz Worldwide
Net revenue	225	—	672	—
Segment EBITDA	38	—	87	—
Corporate and other
EBITDA(a)	(40)	(24)	(126)	(67)
Intersegment eliminations(b)
Net revenue	(23)	—	(56)	—
Consolidated Totals
Net revenue	$754	$634	$2,135	$2,003
EBITDA	$158	$169	$381	$499

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(b)
Consists primarily of eliminations related to the inducements paid by the Company's GDSs to Orbitz Worldwide.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

13. Segment Information (Continued)

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
EBITDA	$158	$169	$381	$499
Interest expense, net	(113)	(84)	(281)	(222)
Depreciation and amortization	(70)	(65)	(175)	(194)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(25)	$20	$(75)	$83

        Provided below is a reconciliation of segment assets to total assets:

	As of December 31, 2007	As of September 30, 2008
GDS	$3,228	$3,141
GTA	2,087	2,025
Corporate and other	835	594

Total	$6,150	$5,760

14. Related Party Transactions

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

        In connection with the new Transaction and Monitoring Fee Agreement, the Company recorded approximately $2 million and $5 million of expense during the three and nine months ended September 30, 2008, respectively.

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following unaudited consolidating condensed financial information presents the Company's Consolidating Condensed Balance Sheet as of September 30, 2008 and December 31, 2007 and the Consolidating Condensed Statements of Operations for the three and nine months ended

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

September 30, 2008 and 2007 and Consolidating Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor and the Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$281	$502	$(29)	$754

Cost and expenses
Cost of revenue	—	—	—	154	173	(29)	298
Selling, general and administrative	—	—	—	48	249	—	297
Depreciation and amortization	—	—	—	37	33	—	70
Other expense (income), net	—	—	—	1	(1)	—	—

Total costs and expenses	—	—	—	240	454	(29)	665

Operating income	—	—	—	41	48	—	89
Interest income (expense), net	2	—	(102)	1	(14)	—	(113)
Other expense, net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries, net	(52)	(62)	39	—	—	75	—

Income (loss) before income taxes and minority interest	(50)	(62)	(63)	42	33	75	(25)
Minority interest in losses of consolidated subsidiaries, net of tax	—	1	—	—	—	—	1
Provision for income taxes	—	—	—	(1)	(25)	—	(26)

Income (loss) from continuing operations, net of tax	(50)	(61)	(63)	41	8	75	(50)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—

Net income (loss)	$(50)	$(61)	$(63)	$41	$8	$75	$(50)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$948	$1,243	$(56)	$2,135

Cost and expenses
Cost of revenue	—	—	—	451	468	(56)	863
Selling, general and administrative	—	—	—	208	651	—	859
Separation and restructuring charges	—	—	—	29	—	—	29
Depreciation and amortization	—	—	—	103	72	—	175
Other expense, net	—	—	—	2	—	—	2

Total costs and expenses	—	—	—	793	1,191	(56)	1,928

Operating income	—	—	—	155	52	—	207
Interest income (expense), net	9	—	(275)	(1)	(14)	—	(281)
Other expense, net	—	—	—	—	(1)	—	(1)
Equity in earnings (losses) of subsidiaries, net	(115)	(126)	154	—	—	87	—

Income (loss) before income taxes and minority interest	(106)	(126)	(121)	154	37	87	(75)
Minority interest in earnings of consolidated subsidiaries, net of tax	—	1	—	—	—	—	1
Provision for income taxes	—	—	—	(4)	(27)	—	(31)

Income (loss) from continuing operations, net of tax	(106)	(125)	(121)	150	10	87	(105)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)

Net income (loss)	$(106)	$(125)	$(121)	$150	$9	$87	$(106)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$282	$352	$—	$634

Cost and expenses
Cost of revenue	—	—	—	146	162	—	308
Selling, general and administrative	7	—	(4)	49	110	—	162
Separation and restructuring charges	—	—	—	3	2	—	5
Depreciation and amortization	—	—	—	48	17	—	65
Other expense, net	—	—	—	—	1	—	1

Total costs and expenses	7	—	(4)	246	292	—	541

Operating income (loss)	(7)	—	4	36	60	—	93
Interest expense, net	—	—	(79)	(5)	—	—	(84)
Gain on early extinguishment of debt	—	—	11	—	—	—	11
Equity in earnings (losses) of subsidiaries, net	(121)	(11)	53	—	—	79	—

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(128)	(11)	(11)	31	60	79	20
(Provision) benefit for income taxes	—	—	—	22	(32)	—	(10)
Equity in losses of investments, net	—	(138)	—	—	—	—	(138)

Net income (loss)	$(128)	$(149)	$(11)	$53	$28	$79	$(128)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$870	$1,133	$—	$2,003

Cost and expenses
Cost of revenue	—	—	—	482	528	—	1,010
Selling, general and administrative	2	—	—	65	436	—	503
Separation and restructuring charges	—	—	—	12	7	—	19
Depreciation and amortization	—	—	—	136	58	—	194
Other expense, net	—	—	—	—	1	—	1

Total costs and expenses	2	—	—	695	1,030	—	1,727

Operating income (loss)	(2)	—	—	175	103	—	276
Interest expense, net	—	—	(209)	(13)	—	—	(222)
Gain on early extinguishment of debt	—	—	29	—	—	—	29
Equity in earnings (losses) of subsidiaries, net	(96)	1	181	—	—	(86)	—

Income (loss) from continuing operations before income taxes and equity in losses of investments, net	(98)	1	1	162	103	(86)	83
(Provision) benefit for income taxes	—	—	—	19	(52)	—	(33)
Equity in losses of investments, net	—	(148)	—	—	—	—	(148)

Net income (loss)	$(98)	$(147)	$1	$181	$51	$(86)	$(98)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

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

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$116	$—	$—	$72	$80	$—	$268
Accounts receivable, net	—	—	—	90	406	—	496
Deferred income taxes	—	—	—	4	5	—	9
Other current assets	2	—	86	37	98	—	223

Total current assets	118	—	86	203	589	—	996
Investment in subsidiary/intercompany	542	(839)	2,661	—	—	(2,364)	—
Property and equipment, net	—	—	—	419	82	—	501
Goodwill	—	—	—	987	755	—	1,742
Trademarks and tradenames	—	—	—	313	189	—	502
Other intangible assets, net	—	—	—	967	625	—	1,592
Investment in Orbitz Worldwide	—	215	—	—	—	—	215
Non-current deferred income taxes	—	—	—	1	—	—	1
Other non-current assets	6	—	35	123	47	—	211

Total assets	$666	$(624)	$2,782	$3,013	$2,287	$(2,364)	$5,760

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$29	$184	$—	$213
Accrued expenses and other current liabilities	6	43	14	143	609	—	815
Current portion of long-term debt and revolver borrowings	—	—	123	9	—	—	132
Deferred income taxes	—	—	—	—	1	—	1

Total current liabilities	6	43	137	181	794	—	1,161
Long-term debt	—	—	3,484	49	—	—	3,533
Deferred income taxes	—	—	—	28	212	—	240
Other non-current liabilities	—	—	—	94	72	—	166

Total liabilities	6	43	3,621	352	1,078	—	5,100
Total shareholders' equity/intercompany	660	(667)	(839)	2,661	1,209	(2,364)	660

Total liabilities and shareholders' equity	$666	$(624)	$2,782	$3,013	$2,287	$(2,364)	$5,760

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(106)	$(125)	$(121)	$150	$9	$87	$(106)
Loss from discontinued operations	—	—	—	—	1	—	1

Income (loss) from continuing operations	(106)	(125)	(121)	150	10	87	(105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	103	72	—	175
Deferred income taxes	—	—	—	2	(3)	—	(1)
Provision for bad debts	—	—	—	1	5	—	6
Amortization of debt issuance costs	—	—	34	—	—	—	34
Non-cash charges related to tax sharing liability	—	—	—	9	2	—	11
Equity based compensation	—	—	—	23	—	—	23
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable	—	—	—	(86)	17	—	(69)
Other current assets	—	—	—	5	(24)	—	(19)
Accounts payable, accrued expenses and other current liabilities	—	—	—	(20)	234	—	214
Investment in subsidiaries	115	126	(154)	—	—	(87)	—
Other	—	(1)	3	(47)	13	—	(32)

Net cash provided by (used in) operating activities of continuing operations	9	—	(238)	140	326	—	237

Investing activities of continuing operations
Property and equipment additions	—	—	—	(62)	(18)	—	(80)
Acquisition related payments	—	—	—	(1,058)	—	—	(1,058)
Proceeds from asset sales	—	—	—	—	55	—	55
Net intercompany funding	(626)	—	289	1,218	(881)	—	—
Other	—	—	—	(25)	—	—	(25)

Net cash provided by (used in) investing activities of continuing operations	(626)	—	289	73	(844)	—	(1,108)

Financing activities on continuing operations
Proceeds from borrowing	—	—	1,040	—	600	—	1,640
Principal payments on borrowings	—	—	(1,091)	—	—	—	(1,091)
Issuance of common stock	5	—	—	—	—	—	5
Proceeds from Orbitz Worldwide IPO	477	—	—	—	—	—	477
Contribution from parent	135	—	—	—	—	—	135
Debt issuance costs	—	—	—	—	(25)	—	(25)

Net cash provided by (used in) financing activities of continuing operations	617	—	(51)	—	575	—	1,141

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase in cash and cash equivalents from continuing operations	—	—	—	213	62	—	275
Cash provided by (used in) discontinued operations
Operating activities	—	—	—	—	2	—	2
Investing activities	—	—	—	—	(2)	—	(2)

Cash and cash equivalents at beginning of period	—	—	—	19	68	—	87

Cash and cash equivalents at end of period	—	—	—	232	130	—	362
Less cash of discontinued operations	—	—	—	—	(2)	—	(2)

Cash and cash equivalents of continuing operations	$—	$—	$—	$232	$128	$—	$360

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(98)	$(147)	$1	$181	$51	$(86)	$(98)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	136	58	—	194
Deferred income taxes	—	—	—	2	(10)	—	(8)
Provision for bad debts	—	—	—	4	2	—	6
FASA liability	—	—	—	(25)	—	—	(25)
Amortization of debt issuance costs	2	—	11	3	—	—	16
Equity in losses of investments, net	—	148	—	—	—	—	148
Equity in losses of subsidiaries	96	(1)	(181)	—	—	86	—
Gain on early extinguishment of debt	—	—	(29)	—	—	—	(29)
Unrealized gain on interest rate derivatives	—	—	(17)	—	—	—	(17)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	8	(108)	—	(100)
Other current assets	—	—	—	24	(32)	—	(8)
Accounts payable, accrued expenses and other current liabilities	—	—	(23)	(33)	130	—	74
Other	4	—	7	(53)	29	—	(13)

Net cash provided by (used in) operating activities of continuing operations	4	—	(231)	247	120	—	140

Investing activities of continuing operations
Property and equipment additions	—	—	—	(59)	(12)	—	(71)
Acquisition related payments	—	—	—	4	—	—	4
Proceeds from asset sales	—	—	—	7	—	—	7
Net intercompany funding	(49)	—	277	(115)	(113)	—	—
Other	—	—	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities of continuing operations	(49)	—	277	(163)	(129)	—	(64)

Financing activities of continuing operations
Proceeds from borrowing	—	—	113	—	—	—	113
Principal payments on borrowings	—	—	(159)	(6)	—	—	(165)
Distribution to a parent company	(60)	—	—	—	—	—	(60)

Net cash used in financing activities of continuing operations	(60)	—	(46)	(6)	—	—	(112)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents from continuing operations	(105)	—	—	78	(14)	—	(41)
Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$116	$—	$—	$72	$80	$—	$268

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

Segments

         GDS.    The GDS businesses primarily focus on electronic travel distribution services that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, the GDS businesses offer transaction processing solutions for travel suppliers and other travel industry customers. The GDS businesses consist principally of:

  •
  Global Distribution System ("GDS") business, consisting of Galileo and Worldspan GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds, and Business Intelligence Services, a data analysis business.

  •
  IT services and software business, which hosts mission critical applications and provides business solutions for major airlines.

         GTA.    Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, and Octopus Travel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,		Change
	2007	2008	$	%
Net revenue	$754	$634	$(120)	16

Costs and expenses
Cost of revenue	298	308	10	3
Selling, general and administrative	297	162	(135)	(45)
Separation and restructuring charges	—	5	5	*
Depreciation and amortization	70	65	(5)	(7)
Other expenses, net	—	1	1	*

Total costs and expenses	665	541	(124)	(19)

Operating income	89	93	4	4
Interest expense, net	(113)	(84)	29	26
Other expense, net	(1)	—	1	100
Gain on early extinguishment of debt	—	11	11	*

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(25)	20	45	180
Provision for income taxes	(26)	(10)	16	*
Minority interest in losses of consolidated subsidiaries, net of tax	1	—	(1)	(100)
Equity in losses of investments, net	—	(138)	(138)	*

Loss from continuing operations, net of tax	(50)	(128)	(78)	156
Loss from discontinued operations, net of tax	—	—	—	—

Net loss	$(50)	$(128)	$(78)	156

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

        Our results on a segment basis for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are as follows:

	Three Months Ended September 30,				Change
	2007		2008		$	%
GDS
Net revenue	$449	(a)	$531	(c)	$82	18
Segment EBITDA	122	(b)	146	(d)	24	20
GTA
Net revenue	103		103		—	—
Segment EBITDA	38	(e)	47	(f)	9	24
Orbitz Worldwide
Net revenue	225	(g)	—		(225)	*
Segment EBITDA	38	(h)	—		(38)	*
Corporate and other(i)
EBITDA	(40)		(24)		16	40
Intersegment Eliminations(j)
Net revenue	(23)		—		23	*
Consolidated Totals
Net revenue	$754		$634		$(120)	16
EBITDA	$158		$169		$11	7

(a)
Includes $68 million of net revenue from Worldspan and acquisition and related adjustments of $1 million.

(b)
Includes $10 million of EBITDA from Worldspan, cost savings of $25 million, $10 million of transaction costs, $2 million benefit from restructuring, and acquisition and related adjustments of $1 million.

(c)
Includes $172 million of net revenue from Worldspan and $1 million of acquisition and related adjustments.

(d)
Includes $39 million of EBITDA from Worldspan, cost savings of $34 million, $14 million of integration and transaction costs related to the acquisition of Worldspan, $4 million of restructuring costs and $1 million of acquisition and related adjustments.

(e)
Includes $3 million of costs associated with the acquisition of GTA by the predecessor in 2005 and $2 million of cost savings.

(f)
Includes $3 million of cost savings and $1 million gain on sale of assets.

(g)
Includes acquisition and related adjustments of $2 million and $1 million from a subsidiary sold in 2007.

(h)
Includes $2 million of acquisition and related adjustments, $2 million of costs related to the migration of technology to a single platform across all the consumer brands and $1 million of transaction costs.

(i)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below:

	Three Months Ended September 30,
	2007	2008
Corporate and unallocated expenses	$(22)	$(20)
Gain on early extinguishment of debt	—	11
Restructuring and related activities	—	(2)
Impairment of long-lived assets	—	(1)
Separation costs	(1)	—
Equity compensation and related	(8)	(2)
Transaction and integration costs	(6)	(3)
Sponsor monitoring	(2)	(2)
Loss on foreign currency	(1)	(5)

	$(40)	$(24)

(j)
Consists primarily of eliminations related to the inducements paid by our GDSs to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Three Months Ended September 30,
	2007	2008
EBITDA	$158	$169
Interest expense, net	(113)	(84)
Depreciation and amortization	(70)	(65)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(25)	$20

  Net Revenue

        Net revenue decreased $120 million (16%) and included (i) a $225 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $104 million of incremental revenue from the acquisition of Worldspan, and (iii) a $23 million increase resulting from the reduction of intersegment eliminations offset by a $22 million decrease in organic revenue from our GDS segment.

        GDS net revenue increased $82 million (18%), including $104 million of incremental revenue from the Worldspan acquisition. Excluding the incremental net revenue from Worldspan, GDS net revenue decreased $22 million primarily due to a $19 million decrease in GDS revenue, and a $3 million decrease in IT services revenue. The GDS revenue decrease is due to a $18 million decrease in booking fees and a $1 million decrease in other GDS revenue. Americas booking fees decreased $9 million (9%) due to an approximate 10% decrease in segments offset by a 3% increase in yield. EMEA booking fees decreased $5 million (3%) due to an approximate 10% decrease in segments partially offset by a 9% increase in yield. Asia Pacific booking fees decreased $5 million (8%) due to an approximate 10% decrease in segments partially offset by a 4% increase in yield.

        The decline in segments booked through the GDSs is primarily due to reduced global demand for travel that is attributable to the current global economic conditions, including lowered consumer confidence, a reduction in airline capacity, reduced business travel and higher ticket prices in response to rising fuel costs.

        GTA net revenue remained constant primarily as a result of a 2% increase in total transaction value ("TTV"), offset by lower margins within the GTA consumer business.

  Cost of Revenue

        Cost of revenue increased $10 million (3%) primarily due to (i) $64 million of incremental costs from the acquisition of Worldspan, (ii) a $62 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $23 million increase from the reduction of intersegment eliminations, and (iv) a $3 million increase at GTA offset by a $18 million decrease in organic cost from our GDS segment.

        GDS cost of revenue increased $46 million (19%) due to $64 million of incremental costs as a result of the Worldspan acquisition. Excluding the incremental Worldspan cost of revenue, GDS cost of revenue decreased $18 million primarily due to a $3 million (2%) decrease in support payments and commissions and a $15 million (31%) decrease in telecommunications and technology costs. Telecommunications and technology cost reductions reflect restructuring actions initiated in 2006 and synergies realized following the Worldspan acquisition. These cost saving initiatives resulted in savings of $20 million in 2008 compared to $13 million in 2007 and we have realized $11 million in Worldspan synergies across the GDS segment in 2008.

        GTA cost of revenue increased $3 million (23%) primarily as a result of incremental costs incurred as a result of an increase in TTV and an increase in transactions for which we take inventory risk, resulting in increased cost of sales and net revenue. These increases are partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer business.

  Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $135 million (45%) primarily due to (i) $9 million of incremental costs from the acquisition of Worldspan, (ii) a $125 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $13 million decrease at GTA, (iv) a $6 million decrease in Corporate and other while the GDS segment's SG&A remained constant.

        GDS SG&A increased $9 million (11%), including the $9 million of incremental expenses as a result of the Worldspan acquisition. Excluding the incremental Worldspan expenses, GDS SG&A remained constant primarily due to Worldspan synergies and incremental cost savings realized in 2008, offset by $4 million of incremental integration costs relating to the Worldspan acquisition. In 2008, we realized $13 million in Worldspan synergies across the GDS segment and $14 million in cost savings as compared to $12 million in 2007.

        GTA SG&A decreased $13 million (25%) primarily as a result of an $11 million reduction in expenses resulting from foreign exchange fluctuations and $1 million of incremental cost savings initiatives realized in 2008. Our cost savings initiatives have resulted in savings of $3 million in 2008 compared to $2 million in 2007.

        Corporate and other SG&A decreased $6 million (15%) primarily as a result of (i) a $3 million decrease in general corporate and unallocated expenses, (ii) a $6 million decrease in non-cash equity-based compensation, and (iii) a $3 million decrease project related expenses, partially offset by (iv) $4 million of incremental foreign exchange losses. The decrease in Corporate and unallocated SG&A includes the impact of our cost savings initiatives, which resulted in savings of $10 million in 2008 compared to $8 million in 2007.

  Separation and Restructuring Charges

        Separation and restructuring costs increased $5 million primarily due to a $4 million increase in restructuring charges in our GDS segment, including $2 million of incremental costs from the acquisition of Worldspan.

        During 2007, we recorded an adjustment to reduce restructuring expense by $1 million within our GDS segment. Subsequent to our acquisition by Blackstone, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2008 and have incurred $5 million in additional charges in 2008. Approximately $3 million and $2 million of the restructuring costs have been recorded within the GDS and Corporate and other segments, respectively.

  Depreciation and Amortization

        Depreciation and amortization decreased $5 million (7%) primarily due to $13 million of incremental depreciation and amortization from the acquisition of Worldspan offset by a $16 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide.

  Other Expenses, Net

        Other expenses, net increased $1 million primarily due to a loss on a sale of assets in 2008.

  Interest Expense, Net

        Interest expense, net decreased $29 million (26%) primarily due to (i) a $19 million reduction in debt issuance costs as a result of the acceleration of the amortization of our deferred financing costs in 2007 associated with the refinancing of our senior secured credit facilities, (ii) $13 million of interest expense in 2007 related to Orbitz Worldwide, (iii) a $11 million reduction in expense primarily due to lower interest rates in 2008, and (iv) a $3 million reduction in interest expense in 2008 as a result of our bond repurchases during the period. These reductions are partially offset by a $9 million increase in net interest expense related to the assets acquired and liabilities assumed in connection with the acquisition of Worldspan and $8 million of expense related to a derivative that did not qualify for hedge accounting.

  Equity in Losses of Investments, Net

        We account for our investment in Orbitz Worldwide under the equity method of accounting. As a result of losses incurred by Orbitz Worldwide during 2008, we have recorded a loss of $138 million related to our investment. The losses reported by Orbitz Worldwide include a $297 million charge related to an impairment of its goodwill and intangible assets.

  Provision for Income Taxes

        We have an income tax provision of $10 million for the three months ended September 30, 2008 primarily for taxes in foreign jurisdictions which cannot be offset with the losses in the United States. We recorded an income tax provision of $26 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Change
	2007	2008	$	%
Net revenue	$2,135	$2,003	$(132)	(6)

Costs and expenses
Cost of revenue	863	1,010	147	17
Selling, general and administrative	859	503	(356)	(41)
Separation and restructuring charges	29	19	(10)	(34)
Depreciation and amortization	175	194	19	11
Other expenses, net	2	1	(1)	(50)

Total costs and expenses	1,928	1,727	(201)	(10)

Operating income	207	276	69	33
Interest expense, net	(281)	(222)	59	21
Other expense, net	(1)	—	1	100
Gain on early extinguishment of debt	—	29	29	*

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(75)	83	158	211
Provision for income taxes	(31)	(33)	(2)	6
Minority interest in loss of consolidated subsidiaries, net of tax	1	—	(1)	100
Equity in losses of investments, net	—	(148)	(148)	*

Loss from continuing operations, net of tax	(105)	(98)	7	7
Loss from discontinued operations, net of tax	(1)	—	1	100

Net loss	$(106)	$(98)	$8	8

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

        Our results on a segment basis for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 are as follows:

	Nine Months Ended September 30,				Change
	2007		2008		$	%
GDS
Net revenue	$1,271	(a)	$1,715	(c)	$444	35
Segment EBITDA	357	(b)	474	(d)	117	33
GTA
Net revenue	248	(e)	288		40	16
Segment EBITDA	63	(f)	92	(g)	29	46
Orbitz Worldwide
Net revenue	672	(h)	—		(672)	(100)
Segment EBITDA	87	(i)	—		(87)	(100)
Corporate and other(j)
EBITDA	(126)		(67)		59	47
Intersegment Eliminations(k)
Net revenue	(56)		—		56	100
Consolidated Totals
Net revenue	$2,135		$2,003		$(132)	(6)
EBITDA	$381		$499		$118	31

(a)
Includes $68 million of net revenue from Worldspan and acquisition and related adjustments of $4 million.

(b)
Includes $10 million of EBITDA from Worldspan, cost savings of $59 million, $20 million of restructuring costs, $11 million of integration costs related to the acquisition of Worldspan, $4 million of acquisition and related adjustments and $2 million of transaction costs.

(c)
Includes $537 million of net revenue from Worldspan and acquisition and related adjustments of $2 million.

(d)
Includes $111 million of EBITDA from Worldspan, cost savings of $95 million, $43 million of integration and transaction costs related to the acquisition of Worldspan, $12 million of restructuring costs and acquisition and related adjustments of $2 million.

(e)
Includes acquisition and related adjustments of $2 million.

(f)
Includes $2 million of acquisition and related adjustments, $9 million of costs associated with the acquisition of GTA by the predecessor in 2005, $4 million of cost savings and $2 million of restructuring costs.

(g)
Includes cost savings of $8 million and $2 million of restructuring costs.

(h)
Includes acquisition and related adjustments of $10 million and $14 million from a subsidiary sold in 2007.

(i)
Includes a one-time unfavorable contract termination cost of $13 million, acquisition and related adjustments of $10 million, $7 million of costs related to the migration of technology to a single platform across all the consumer brands, $4 million from a subsidiary sold in 2007, $2 million of transaction costs and $1 million of restructuring costs.

(j)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below:

	Nine Months Ended September 30,
	2007	2008
Corporate and unallocated expenses	$(73)	$(61)
Gain on early extinguishment of debt	—	29
Impairment in long-lived assets	—	(1)
Restructuring and related activities	(1)	(5)
Separation costs	(5)	—
Equity compensation and related	(20)	(2)
Transaction and integration costs	(24)	(17)
Sponsor monitoring	(5)	(5)
Gain (loss) on foreign currency	2	(5)

	$(126)	$(67)

(k)
Consists primarily of eliminations related to the inducements paid by our GDSs to Orbitz Worldwide.

        Provided below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Nine Months Ended September 30,
	2007	2008
EBITDA	$381	$499
Interest expense, net	(281)	(222)
Depreciation and amortization	(175)	(194)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(75)	$83

  Net Revenue

        Net revenue decreased $132 million (6%) and included (i) a $672 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $469 million of incremental revenue from the acquisition of Worldspan, (iii) a $40 million increase at GTA, and (iv) a $56 million increase resulting from the reduction of intersegment eliminations offset by a $25 million decrease in organic revenue from our GDS segment.

        GDS net revenue increased $444 million (35%), including $469 million of incremental revenue as a result of the Worldspan acquisition. Excluding the net revenue from Worldspan, GDS net revenue decreased $25 million primarily due to a $20 million decrease in GDS revenue and a $5 million decrease in IT services revenue. The GDS revenue decrease is due to a $16 million decrease in booking fees, while other GDS revenue decreased $4 million (4%). Americas booking fees decreased $23 million (7%) primarily due to a 8% decrease in segments partially offset by a 1% increase in yield. EMEA booking fees increased $8 million (1%) due to a 7% increase in yield partially offset by a 5% decrease in segments. Asia Pacific booking fees decreased $1 million (1%) due to a 5% decrease in segments partially offset by 4% increase in yield. IT services revenue decreased $5 million primarily due to a decrease in fares, pricing and eticketing products revenue.

        The decline in segments booked through the GDSs is primarily due to reduced global demand for travel that is attributable to the current global economic conditions, including lowered consumer confidence, a reduction in airline capacity, reduced business travel and higher ticket prices in response to rising fuel costs.

        GTA net revenue increased $40 million (16%) primarily as a result of a 10% increase in total transaction value ("TTV") and higher margins on overall sales, partially offset by lower margins within the GTA consumer business.

  Cost of Revenue

        Cost of revenue increased $147 million (17%) primarily due to (i) $294 million of incremental costs from the acquisition of Worldspan, (ii) a $196 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $56 million increase from the reduction of intersegment eliminations and (iv) a $15 million increase at GTA offset by a $22 million decrease from our GDS segment.

        GDS cost of revenue increased $272 million (40%) including $294 million of incremental costs as a result of the Worldspan acquisition. Excluding the incremental Worldspan cost of revenue, GDS cost of revenue declined $22 million (3%) primarily due to a $31 million (19%) decrease in telecommunications and technology costs offset by an $9 million (2%) increase in support payments and commissions. The telecommunications and technology cost reductions are primarily the result of restructuring actions initiated in 2006 and synergies realized following the Worldspan acquisition. These cost saving initiatives resulted in savings of $54 million in 2008 compared to $32 million in 2007 and we have realized $19 million in Worldspan synergies across the GDS segment in 2008.

        GTA cost of revenue increased $15 million (40%) primarily as a result of incremental costs incurred as a result of an increase in TTV and an increase in transactions for which we take inventory risk, resulting in increased cost of sales and net revenue. These increases are partially offset by a reduction in commissions expense as a result of the termination of a white-label agreement within the GTA consumer businesses.

  Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $356 million (41%) primarily due to (i) $70 million of incremental costs from the acquisition of Worldspan, (ii) a $388 million reduction resulting from the deconsolidation of Orbitz Worldwide, (iii) a $4 million decrease at GTA, (iv) a $6 million decrease from our GDS segment and (v) a $28 million decrease in Corporate and other.

        GDS SG&A increased $64 million (31%), including the $70 million of incremental costs as a result of the Worldspan acquisition. Excluding the incremental Worldspan expenses, GDS SG&A decreased $6 million (3%) primarily as a result of incremental cost saving initiatives and Worldspan synergies realized in 2008 partially offset by $30 million of incremental integration and transaction costs relating to the Worldspan acquisition. In 2008, we realized $41 million in cost savings as compared to $27 million in 2007, and we realized $29 million in Worldspan synergies across the GDS segment in 2008.

        GTA SG&A decreased $4 million (3%) primarily as a result of a $7 million reduction in expense resulting from the impact of foreign exchange fluctuations and $4 million of incremental cost savings initiatives realized during the period partially offset by a $7 million increase in various general administrative and overhead cost incurred to support the growth in business. Our cost savings initiatives have resulted in savings of $8 million in 2008 compared to $4 million in 2007.

        Corporate and other SG&A decreased $28 million (23%) primarily as a result of (i) an $18 million decrease in non-cash equity-based compensation, (ii) a $12 million decrease in general corporate and unallocated expense and (iii) a $7 million decrease in transaction and integrations costs, partially offset by (iv) $7 million in incremental expenses resulting from the impact of foreign exchange fluctuations.

SG&A includes the impact of our cost savings initiatives, which resulted in savings of $29 million in 2008 compared to $19 million in 2007.

  Separation and Restructuring Charges

        Separation and restructuring charges decreased $10 million primarily as a result of a $5 million decrease in separation costs and a $5 million decrease in restructuring costs, including $4 million of incremental costs from the acquisition of Worldspan. The decrease in restructuring costs is attributable to decreases of $8 million and $1 million in our GDS and Orbitz Worldwide segments, respectively, offset by an increase of $4 million in Corporate and other.

        During the nine months ended September 30, 2007, we incurred $24 million in restructuring charges as we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities. The GDS segment recorded $20 million, the GTA segment recorded $2 million and the Orbtiz Worldwide segment and Corporate and other segments each recorded $1 million during 2007. Subsequent to the acquisition by Blackstone, we committed to additional restructuring actions in the form of global headcount reductions and facility consolidations. Though we began to implement these actions during the fourth quarter of 2006, we continue to take restructuring actions in 2008 and have incurred $19 million in additional charges during the first nine months of 2008, approximately $12 million and $2 million of the restructuring costs have been recorded within the GDS and GTA segments, respectively, and approximately $5 million has been recorded within Corporate and other.

  Depreciation and Amortization

        Depreciation and amortization increased $19 million (11%) due to $47 million of incremental depreciation and amortization from the acquisition of Worldspan offset by a $41 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide. On an organic basis, depreciation and amortization increased $13 million as a result of accelerated depreciation on certain assets in 2008 relating to the integration of the GDS data center.

  Interest Expense, Net

        Interest expense, net decreased $59 million (21%) primarily due to (i) a $21 million reduction in expense due to lower interest rates in 2008, (ii) $20 million of interest expense in 2007 related to Orbitz Worldwide, (iii) a non-cash gain of approximately $17 million resulting from our interest rate hedging programs, (iv) a $19 million reduction in debt issuance costs as a result of the acceleration of the amortization of our deferred financing costs in 2007 associated with the refinancing of our senior secured credit facilities, and (v) a reduction in interest expense of $8 million resulting from our bond repurchases during 2008. These decreases are partially offset by an increase in interest expense of $27 million, net related to the assets acquired and liabilities assumed in connection with the acquisition of Worldspan.

  Equity in Losses of Investments, Net

        We account for our investment in Orbitz Worldwide under the equity method of accounting. As a result of losses incurred by Orbitz Worldwide during 2008, we have recorded a loss of $148 million related to our investment. The losses reported by Orbitz Worldwide include a $297 million charge related to an impairment of its goodwill and intangible assets.

  Provision for Income Taxes

        We have an income tax provision of $33 million for the nine months ended September 30, 2008 primarily for taxes in foreign jurisdictions which cannot be offset with the losses in the United States. We recorded an income tax provision of $31 million for the nine months ended September 30, 2007.

  Liquidity and Capital Resources

        Our principal source of liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on our outstanding indebtedness and any mandatory or discretionary principal payments of a portion of our outstanding indebtedness. As of September 30, 2008, our financing needs were supported by $147 million of available capacity under our revolving credit facility, reflecting the available capacity of $270 million less outstanding borrowings of $113 million and $10 million of foreign currency denominated letter of credit commitments outstanding.

        On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We have an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of September 15, 2008, LCPI's total commitment within our credit facility was $30 million. We also currently have $10 million of outstanding letter of credit commitments under our revolving credit facility, none of which were issued by LCPI. On September 18, 2008, we attempted to borrow $125 million under the revolving credit facility; however, LCPI failed to fund its pro-rata commitment of $12 million. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $113 million of net funds received by us. In October 2008, we attempted to borrow $75 million and €66.0 million, under the revolving credit facility, however LCPI failed to fund its pro-rata commitments of $7 million and €7 million, respectively. Each of the remaining banks within the revolving credit facility did fund their pro-rata commitment, resulting in $68 million and €59 million, of net funds received by us. We have no assurances that LCPI will participate in any future funding requests under the revolving credit facility. While we are exploring options to replace Lehman's commitment within the facility, we cannot guarantee that the Company will be able to obtain such replacement loan commitments from other banks. However, we believe that we have sufficient liquidity to conduct our normal operations and we do not believe that the reduction in available capacity under our revolving credit facility will have a material impact on our its short-term or long-term liquidity requirements.

Cash Flows

        At September 30, 2008, we had $268 million of cash and cash equivalents, which is a decrease of $41 million as compared to December 31, 2007. The following table summarizes the components:

	Nine Months Ended September 30,		Change
	2007	2008	$
Cash provided by (used in):
Operating activities	$237	$140	$(97)
Investing activities	(1,108)	(64)	1,044
Financing activities	1,141	(112)	(1,253)
Effects of exchange rate changes	5	(5)	(10)

Net change in cash and cash equivalents from continuing operations	$275	$(41)	$(316)

         Operating Activities.    For the nine months ended September 30, 2008, our cash provided by operations was $140 million, a decrease of $97 million as compared to the nine months ended September 30, 2007. The decrease primarily is due to the deconsolidation of Orbitz Worldwide, which generated approximately $65 million of cash from operating activities during the nine months ended September 30, 2007, and changes in our working capital as a result of $30 million of interest payments and $23 million of bonus payments due to the timing of the payments, and $14 million related to the termination of our arrangement with IBM at our Denver data center, as well as various other differences.

         Investing Activities.    The use of cash from investing activities for the nine months ended September 30, 2008 was driven by $71 million of capital expenditures and $4 million of acquisition related payments. The use of cash from investing activities for the nine months ended September 30, 2007 was driven by $1,058 million of net cash used to acquire Worldspan and $80 million of capital expenditures, including $36 million used by Orbitz Worldwide, partially offset by $55 million received from asset sales.

         Financing Activities.    The use of cash from financing activities for the nine months ended September 30, 2008 was due to $159 million in cash used to repurchase debt in 2008, $60 million in cash distributions to our parent company and $6 million of capital lease payments, partially offset by $113 million of borrowings on our revolving credit facility. The source of cash from financing activities for the nine months ended September 30, 2007 was due to $1,040 million borrowed in connection with the acquisition of Worldspan, $600 million from the Orbitz Worldwide term loan, $477 million of net proceeds generated from the Orbitz Worldwide IPO, a $135 million contribution from our parent and $5 million from the issuance of capital stock, partially offset by $1,091 million in repayment of term loans with the proceeds of the Orbitz Worldwide IPO and borrowing under its credit facilities and $25 million of debt issuance costs.

Debt and Financing Arrangements

        During the nine months ended September 30, 2008, we repurchased approximately $180 million in aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated facility and Euro-denominated notes increased by approximately $27 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instrument contracts. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on our Consolidated Condensed Balance Sheet. We repaid approximately $8 million of debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $6 million as required under our capital leases. As of September 30, 2008, there were $113 million of borrowings outstanding under our revolving credit facility, approximately $145 million of commitments outstanding under the synthetic letter of credit facility and approximately $10 million of non-U.S. dollar letter of credit commitments outstanding under our revolving credit facility. Included in these amounts are commitments of approximately $75 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide.

        As of September 30, 2008, we were in compliance with all restrictive and financial covenants related to our long-term debt.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, Euro-denominated term loan facility and notes and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts we utilize do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at September 30, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2008 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

Item 4.    Controls and Procedures

(a)
Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are not effective as a result of the material weakness in internal control over financial reporting related to our financial close and reporting process described previously in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC on September 26, 2008 and below.

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

  During 2008, we commenced efforts to remediate the material weakness described above. While the remediation activities are ongoing, certain procedures already implemented did result in the identification of an error at a subsidiary within our GDS segment associated with the estimation of financial assistance expense. As a result of this error, we restated our previously issued interim and annual financial statements for the periods ended March 31, 2008, September 30, 2007, June 30, 2007 and March 31, 2007 and for the year ended December 31, 2007. We expect the remediation efforts to be complete by year-end.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no material changes from the description of our legal proceedings disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 filed with the SEC on September 26, 2008.

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

TRAVELPORT LIMITED
Date: November 14, 2008	/s/ MICHAEL E. RESCOE Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: November 14, 2008	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
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