Form 10-K
period 2008-12-31
Travelport LTD
filed 2009-03-12
CIK 1386355

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

         As of March 12, 2009, 12,000 shares of the Registrant's common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

        The forward-looking statements contained herein are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various facts and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," "may increase," "may fluctuate" and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  factors affecting the level of travel activity, particularly air travel volume, including security concerns, natural disasters, the current crisis in the global credit and financial markets and other disruptions;

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

  •
  our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers;

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

Overview

        Travelport is a broad-based business services provider to companies operating in the global travel industry. We provide critical business services to travel and travel-related businesses through our comprehensive global portfolio of businesses that span the full spectrum of travel distribution channels. We believe that we are one of the most diversified travel distribution companies in the world both geographically and in the scope of services we provide.

        Travelport is comprised of two businesses:

    •
    Global Distribution System ("GDS") business, consisting of the Galileo, Apollo and Worldspan GDSs (the "Travelport GDSs"), which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates across approximately 160 countries to provide travel agencies with robust booking technology and access to considerable supplier inventory that Travelport aggregates from airlines, hotels, car rental companies, tour operators, cruise lines, rail companies and other travel suppliers. Our GDS business provides travel distribution services to more than 950 travel suppliers and approximately 60,000 travel agencies who in turn serve millions of end consumers globally.

    Within our GDS business, our Information Technology ("IT") Services and Software business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs. Our IT services and software business manages the mission critical reservations and related systems for three of the leading global airlines (Delta, Northwest and United) as well as 10 other airlines. Our IT services and software business also provides an array of leading-edge IT software subscription services, developed through our hosting arrangements, directly and indirectly, to approximately 215 airlines around the world.

    Within our GDS business, Travelport Business Intelligence provides data analysis services to airlines, hotels, car rental companies and other travel companies to enable them to optimize their sales, operations and revenue management functions. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary market intelligence data sets.

    •
    GTA business, which sources net rate accommodations, ground travel, sightseeing and other destination services from travel suppliers and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators and travel agents, and directly to consumers via its affiliate channels. GTA has relationships with approximately 22,000 hotels worldwide, the substantial majority of which are independent, and an inventory of over 36 million hotel rooms annually, and accommodates travel products and services in over 130 countries.

Company History

        Galileo, the cornerstone of the Travelport GDS business, began as the United Airlines Apollo system in 1971 in the United States. In 1997, Galileo International became a publicly listed company on the New York and Chicago Stock Exchanges. In October 2001, Galileo was acquired by Cendant Corporation ("Cendant"), now known as Avis Budget Group, Inc. As part of Cendant from 2001 to 2006, we completed a series of acquisitions, including Orbitz, Inc. in November 2004 and Gullivers Travel Associates (which forms the base of our GTA business) in April 2005.

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

GDS

        We are the only global GDS provider that has the number two position in each of the three major world travel regions: Europe, Middle East and Africa ("EMEA"): North, Central and South America ("the Americas"); and Asia Pacific ("APAC"). In 2008, our GDS business processed over 327 million air segments, 19.3 million car bookings, 23.6 million hotel bookings and 1.7 million rail bookings, capturing approximately 30% of the global share of GDS-processed air segments. In 2008, our GDS business earned approximately $1.8 billion in booking fees from air, hotel and car transactions, with $1.6 billion from airlines, $100 million from hotels and $84 million from car rental companies.

        Our GDS business is headquartered in the United Kingdom and is balanced across the three major travel regions, which means that we are well positioned to take advantage of market-driven growth in each major travel region. This geographic balance also helps insulate us from downturns related to specific regional economies. In 2008, our balanced share of GDS-processed air segments was 40%, 44% and 16% in EMEA, Americas and APAC, respectively, based on global distribution of GDS-processed air segments of 41%, 43% and 15%, respectively, in each region.

        Travel Suppliers.    Our relationships with travel suppliers extend to airlines, hotels, car rental companies, tour operators, cruise lines, rail companies and other travel suppliers. Travel suppliers process, store, display, manage and distribute their products and services to travel agencies primarily through GDSs. Through participating carrier agreements (for airlines) and various agreements for other travel suppliers, airlines and other travel suppliers are offered varying levels of services and functionality at which they can participate in our GDSs. These levels of functionality generally depend upon the functionality selected by the travel suppliers as well as the type of communications and real-time access allowed with respect to the particular travel supplier's host reservations systems.

        We operate across approximately 160 countries distributing supplier inventory that is aggregated from approximately 430 airlines, approximately 280 hotel chains covering over 87,000 hotel properties, 25 car rental companies, more than 400 cruise and tour operators and 13 major rail networks worldwide.

        Our top ten travel suppliers for our GDS business, all of which are airlines, represented approximately 34% of our revenue for the year ended December 31, 2008. The table below lists alphabetically our five largest airline suppliers in EMEA, the Americas and APAC for the year ended December 31, 2008, based on revenue.

EMEA	Americas	APAC
Alitalia Airlines	American Airlines	Cathay Pacific
British Airways	Delta Airlines	Emirates Airlines
Emirates Airlines	Northwest Airlines	Qantas Airways
Lufthansa Airlines	United Airlines	Singapore Airlines
Saudi Arabian Airlines	US Airways	Thai Airways

        Our top five hotel suppliers in our GDS business for the year ended December 31, 2008 were Intercontinental Hotel Group, Marriott Hotels, Hilton, Hampton Inns and Hyatt, which together accounted for approximately 35% of our hotel revenue in this period. Our top five car rental companies in the GDS business for the year ended December 31, 2008 were Hertz, Avis, Budget, National and Enterprise, which together accounted for approximately 72% of our car revenue in this period. Our rail customers include 13 major rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Amtrak (United States), Via-Rail (Canada), Eurostar Group (United Kingdom/France) and AccessRail (United States), which together accounted for all of our rail revenue for the year ended December 31, 2008.

        Our standard distribution agreements with travel suppliers are open-ended and roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or bankruptcies. Our top ten travel suppliers (by revenue), all of which are airlines, have been customers for over ten years.

        We have entered into a number of specific term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure "full content" parity with the airline's websites. Full content agreements allow our travel agency customers to have access to the full range of our airline suppliers' content. The average duration of these agreements is three to seven years. We have secured full content agreements with over 100 airlines around the world, including all the major airlines in North America, as well as European and Asian airlines such as British Airways, Iberia, Lufthansa, Swiss, Alitalia, Qantas and Singapore Airlines.

        We have over 70 low cost carriers ("LCCs") participating in our GDS. We believe that our geographic breadth makes us the GDS of choice for most major LCCs, although LCC activity on the GDS remains at an early stage of development in terms of level of booking activity. However, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both JetBlue and Southwest Airlines in the United States, Air Asia and JetStar in APAC and easyJet and AirBerlin in Europe, is indicative of the value that travel suppliers place on the size, scale, and breadth of a GDS's footprint. We believe we are well positioned to capture growth from the LCCs due to our global footprint and strength in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

        We have also developed products that allow airlines to engage in new ways of selling airline tickets. For example, airlines are now able to pre-order meals, pre-select seats and offer discounts to travelers with no baggage.

        Travel Agencies.    Approximately 60,000 travel agencies worldwide depend on us to provide travel information, booking and ticketing capabilities travel purchases and management tools for travel information and travel agency operations. Access to our GDSs enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by travel suppliers. Through our GDSs, travel agencies have access to approximately 430 airlines, approximately 280 hotel chains covering over 87,000 hotel properties, 25 car rental companies, more than 400 cruise and tour operators and 13 major rail networks worldwide.

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

        Travel agencies generally pay a fee for access to our GDSs and for the services provided. However, this fee is often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period. In addition, we provide cash incentives or other inducements to a significant number of travel agencies as a means of encouraging greater use of our GDSs.

        Our travel agency customers comprise on-line travel agencies, off-line travel agencies, long-haul, corporate and leisure travel agencies. Our largest on-line travel agency customers in 2008 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline.com Incorporated and Webjet Marketing Pty. Limited. Our largest corporate travel agency customers in 2008 were American Express, Hogg Robinson Group, BCD Holdings, Carlson Wagonlit Travel and Flight Centre Limited. Our top leisure travel agencies include Thomas Cook, Trailfinders, Kuoni, AAA Travel and Skytours.

        We are completing the development of an integrated travel agency desktop based on the software assets that we acquired from G2 Switchworks in April 2008. This tool will provide travel agencies with a configurable graphical user interface which is expected to enhance travel agent productivity. The desktop will build upon and ultimately replace our current agent point-of-sale products with enhanced technology to support travel supplier merchandising and improved customer service. Full roll-out of this product is anticipated to begin later this year.

        We also offer other innovative travel agency products. Our SecuRate Air Plus web-based product allows customers to input private fare and rule data for a corporation, large agency or e-commerce business, reflecting their exclusive low fare agreements with carriers. Our ViewTrip web-based product allows travelers to view their itineraries on-line and offers us the opportunity to earn additional advertising revenue. We have also released Carbon Tracker by Travelport, a product that enables users to calculate and compare CO2 analyses for information on carbon emissions across air, rail and car travel.

        IT Services and Software.    We have been a pioneer in IT services for the airline industry, being the first GDS to issue an e-ticket in 1995 and the first GDS to offer customer self-service options for airlines (in partnership with Kinetics, Inc.) in 2000. Through our IT Services and Software business, we provide hosting solutions and IT subscription services to airlines and the technology companies that support them.

  •
  Hosting solutions.  These solutions encompass mission critical systems for airlines such as internal reservation system services, inventory management and flight operations technology services. Our internal reservation system services include the operation, maintenance, development and hosting of an airline's internal reservation system and include seat availability, reservations, fares and pricing, ticketing and baggage services. These services are critical to an airline's operations as they are the means by which an airline sells tickets to passengers and also drives all the other key passenger related services and revenue processes and systems within the airline. Flight operations technology services provide operational support to airlines, from pre-flight preparation, through to departure and landing. Some of these services include weight and balance, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Software development services focus on creating innovative software for use in an airline's internal reservation system and flight operations' systems. We host and manage the IT platforms for Delta, United and Northwest, under contracts which expire in 2018, 2013 and 2018, respectively. United has announced its intention to transition its reservation system away from Travelport to another service provider, which could adversely impact our hosting business. Under the terms of our agreement with United, the earliest United can terminate their agreement with us is January 1, 2010. In addition, Delta has acquired Northwest, and the airlines are migrating to a common IT platform. We also provide 10 other smaller airlines around the world with less complex reservation system products through our hosting solutions.

  •
  IT subscription services.  While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed, through our hosting arrangements, an array of leading-edge IT subscription services for mission critical applications in fares, pricing and e-ticketing. We provide these services to 230 airlines, of which 52 are direct customers and 178 are indirect customers that receive our service through an intermediary. These services include:

  •
  Fares and Pricing/e-Pricing/Global Fares.  A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

  •
  Electronic Ticketing.  A database and interchange that enables airlines to outsource electronic ticketing storage, maintenance and exchange to us. We provide electronic ticketing services to more than 220 airlines.

  •
  Rapid Reprice.  An automated solution that enables airlines to recalculate fares when itineraries change.

  •
  Fare Verified.  A comprehensive pre-ticketing fare audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents and incorrectly priced or reissued tickets.

  •
  Interchange.  A system that provides interactive message translation and switching for multiple functions, such as e-ticketing and check-in, between airline partners.

        Business Intelligence.    As part of our GDS business, we also provide data to airlines, travel agencies, hotels, car rental companies and other travel industry players. Our data sets are critical to these businesses in the management of their own operations and the optimization of their industry position and revenue-generating potential. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary market intelligence data sets. We provide market-sensitive data to 94 airlines, supporting processes such as GDS billing, airline revenue accounting and industry settlement. We also supply marketing-oriented raw data sets, data processing services, consulting services and web-based analytical tools to 98 airlines, travel agencies and other travel-related companies worldwide to support their business processes, such as airline network planning, revenue management, pricing, sales and partnership management. This combined offering of data and analytical capabilities delivers market intelligence to businesses that use the information to enhance their industry position. A primary data product supplies "raw" GDS booking data with details of routes, fares and prices. No personally identifiable data is provided.

        Sales and Marketing.    Our sales and marketing teams are responsible for developing existing and initiating new commercial relationships with travel suppliers and travel agencies worldwide.

        We employ a hybrid sales and marketing model consisting of direct sales and marketing organizations ("SMOs") which we directly manage, and indirect, third party national distribution companies ("NDCs"). We market, distribute and support our products and services primarily through SMOs. However, in regions outside the United States not supported directly by SMOs, we provide our products and services through our relationships with NDCs which are typically independently owned and operated by a local travel-related business in that country or region. We typically pay an NDC operator a commission based upon the booking fees generated in the NDC's country or region and the NDC retains all subscriber fees billed in the country. Our SMOs and NDCs are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our distribution system, and account management teams, which service and expand existing business. We also provide global account management services to certain large multi-national customers. In certain regions, smaller customers are managed by telemarketing teams. Our IT Services and Software team includes a dedicated sales and service organization that is responsible for marketing our services to airlines globally.

        Historically, we relied on NDCs owned by national airlines in various countries in EMEA and APAC to distribute our products and services. However, in 1997, following Galileo's listing on the New York Stock Exchange, we acquired many of these NDCs from the airlines, including in the United States, Netherlands and Switzerland and, later, in Hungary, Ireland, Italy, Australia, New Zealand, Malaysia, Denmark, Canada and the United Kingdom. This enabled us to directly control our distribution at a time when the airlines wished to divest and concentrate on their core airline businesses. In less developed regions where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. We have relationships with NDCs in many countries, including Austria, Greece, Turkey, Jordan, Kenya and South Africa, as well as many other countries in Africa. In countries in APAC, such as India, Bangladesh, Sri Lanka, Thailand and South Korea, and in countries in EMEA, such as Kuwait, Saudi Arabia, United Arab Emirates, Egypt, Yemen and Lebanon, we have either established SMOs or identified local third party companies that are not airlines to act as NDCs. We regularly review our network of NDCs and periodically assess individual markets for vertical integration which is an activity which we plan to continue.

        Competition.    The marketplace for travel distribution is large, multi-faceted and highly competitive. Our GDS business competes with many travel distributors, including the other traditional GDSs such as Amadeus Global Travel Distribution S.A. ("Amadeus") and Sabre, Inc. ("Sabre"), as well as with several regional competitors. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd ("Abacus"), which is primarily owned by a group of ten Asian airlines, Axess International Network Inc. and INFINI Travel Information, Inc., which are majority owned by Japan Airlines System and All Nippon Airways, respectively, Topas Co., Ltd., which is majority owned by Korean Air Lines, and TravelSky Technology Limited, which is majority owned by Chinese state-owned enterprises.

        In addition, GDSs compete with travel suppliers that offer information and bookings functionality through their own travel distribution websites (known as "supplier.com" websites), and technology providers offering a direct connection between travel content providers and travel agents bypassing GDSs, although the latter have had limited impact due to the relative efficiency, size, scale and depth of content in GDSs. These technology providers have recently altered their strategy either to focus on travel agency automation tools which complement the GDS or IT subscription services providing airlines with functionalities such as shopping and pricing tools, in competition with our IT subscription services business.

        Each of the other traditional GDSs offers products and services substantially similar to our services. Competition between the GDSs is based on the following criteria:

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

        We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. For example,

US-based ITA Software and Farelogix have announced plans to develop new distribution systems, although these systems currently utilize the functionality of a GDS to provide the more complex components of a complete travel distribution solution for suppliers and travel agencies. Trends indicate that these companies have refocused on competing in the industry segment for IT services to travel suppliers, such as providing internal reservation systems or travel agency automation tools operating in conjunction rather than as an alternative to a GDS. In addition, established and start-up search engine companies, as well as metasearch companies, are attempting to enter the travel marketplace by aggregating travel search results across travel supplier, travel agent and other websites. These alternative travel distribution systems may have the effect of diverting customers from our GDSs.

        The IT services sector of the travel industry is highly fragmented. We compete with airlines that run applications in-house, as well as multiple IT service providers. Competition within the IT services industry is segmented by the type of service offering. For example, internal reservation and other system services competitors include Amadeus, Electronic Data Systems Corporation, Navitaire Inc., Sabre and Unisys Corporation/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines.

        Technology.    We recently consolidated our Galileo and Worldspan data centers into a single location in Atlanta, Georgia to support our GDSs and IT services and software businesses. Our data center offers a state of the art facility that has just completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security to the benefit of all Travelport GDS customers and several major airlines. The facility and the existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a highly secure environment for combined Galileo and Worldspan operations. The network, mainframe and distributed server environments in the facility have been modified since October 2007. The combined data center is comprised of over 3,500 mainframes, open systems servers and storage and network devices, providing over 4 billion fares eligible for processing, with peak message rates of approximately 20,000 messages per second. Peak message days see over approximately 1 billion messages. In its first year of combined operation, the data center will support more than 620 million travel-related bookings and handle approximately 300 billion messages at a lower cost per booking.

        The consolidation of our primary data center operations in Atlanta is an example of the significant competitive advantage created as a result of the ongoing integration of the Galileo, Apollo and Worldspan GDS platforms. By managing all three systems in a state-of-the-art, unified data center environment, our customers benefit from access to one of the industry's most powerful, reliable and responsive travel distribution and hosting platform. Running our GDS business from one state-of-the-art facility will allow us over time to more rapidly rationalize the links required to connect supplier customers to our GDSs and to more readily share technology across the platforms. This will translate to positive outcomes in terms of reduced complexity and cost for supplier customers.

        We now use our Denver data center to offer disaster recovery and co-location services.

GTA

        GTA is a leading global wholesaler of accommodation, ground travel, sightseeing and other destination services. GTA is focused on city center travel rather than beach destinations. GTA has relationships with more than 35,000 travel supplier partners and approximately 22,000 hotels, the substantial majority of which are independent, and an inventory of over 36 million hotel rooms annually, and sells travel products and services in over 130 countries. We believe GTA's inventory depth and breadth on a global scale are more comprehensive than any of its competitors. In 2008, GTA serviced more than 25,000 groups, made over 3.0 million bookings and generated total transaction value ("TTV") of approximately $1.9 billion and net revenue of approximately $356 million. GTA's business is geographically diverse, with no one inbound destination and no one outbound source accounting for more than 15% of GTA's sales as measured by TTV.

        GTA sources net rate accommodations, ground travel, sightseeing and other destination services from travel suppliers and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators and travel agents, and directly to consumers via its affiliate channels, such as airlines, loyalty companies and financial institutions. GTA has arrangements with individual hotel chains and independent hotel properties through which it is given access to the inventory of participating hotels at negotiated rates. The room inventory to which GTA has access under these arrangements is provided to GTA on an allocation basis, which ensures availability of those rooms. GTA then distributes the room inventory under contract to other travel wholesalers, tour operators and travel agents. GTA currently bears inventory risk on less than 0.8% of its supplier contracts, based on room nights, which represents less than 2% of GTA's TTV.

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

        GTA is well-positioned to take advantage of growth in the fast growing Middle East and APAC regions, with more than a dozen offices in the region and significant experience operating in this region.

        OctopusTravel.    OctopusTravel, which includes the brands OctopusTravel.com and Needahotel.com, provides travelers with the ability to book reservations on-line from a large inventory of hotels and apartments, car rentals, bus and limousine transfers and sightseeing services in numerous cities and countries. It offers accommodation in more than 130 countries worldwide and conducts business in 30 different languages. The majority of OctopusTravel's bookings are made through its partners, such as airlines, loyalty companies and financial institutions, who incorporate the booking services and content of OctopusTravel into their own websites. Partners can choose from a variety of branding solutions to market products and services to their customers. OctopusTravel manages content, on-line marketing and customer service functions on behalf of many of these partners. OctopusTravel has more than 1,100 agreements with its partners, including AirMiles, Singapore Airlines and eDreams, and several major airlines in EMEA and APAC.

  Customers.

        Travel Suppliers.    GTA has relationships with more than 35,000 travel supplier partners, including approximately 22,000 hotels, the substantial majority of which are independent. In 2008, GTA's top ten contracted hotels accounted for approximately 2.2% of GTA's room nights.

        Travel Wholesalers, Travel Agencies and Tour Operators.    GTA's customers include travel wholesalers, travel agencies and tour operators in over 130 countries. Orbitz Worldwide is currently GTA's largest customer.

        Sales and Marketing.    GTA has 27 offices globally, including London, New York, Hong Kong, Tokyo and Dubai, which are responsible for maintaining and building relationships with retail travel agents, wholesale tour operators and corporate travel clients in over 130 countries worldwide. GTA develops relationships with its customers using its direct sales force and account managers. The GTA strategy focuses on both attracting new customers and increasing the business of existing customers. Sales and marketing techniques include partnership marketing, preferred product placement, public relations and recommendations in travel guides. GTA also works with the media and country and regional tourism boards to promote destinations. Points of differentiation include technology customized to provide direct access to inventory and rates, inventory allocations, GTA's reputation as a reliable supplier and competitive room rates. GTA has dedicated contractors globally that are tasked with securing local content. These contractors are responsible for negotiating commercial terms for hotels (including rates and allocations) and other ground services (including restaurants, sightseeing, excursions, transfers and long distance coaches).

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

        GTA operates and maintains global websites and on-line interfaces that serve a diverse range of travel sellers. Wholesale customers and corporate "white label" customers may use an XML interface that has been developed in-house. Some of GTA's core operational applications were developed and are maintained by a third party.

        Competition.    The wholesale travel industry is highly fragmented. GTA competes primarily with regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, such as Kuoni Travel Holding Ltd. and TUI AG (Europe), Tourico Holidays, Inc. (United States) and Qantas Holidays Limited (Australia). Unlike GTA, many of these regional competitors often depend on one region for 75% or more of their total transaction value. GTA with its global footprint is uniquely positioned to sell inter- and intra-regional travel worldwide. GTA also competes with global, regional and local on-line hotel retailers in EMEA, the Americas and APAC.

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

        On May 5, 2008, we entered into an amendment to the Separation Agreement with Orbitz Worldwide, Inc., dated as of July 25, 2007, related to the initial public offering of Orbitz Worldwide. A summary description of the amendment is included in our Current Report on Form 8-K filed with the SEC on May 7, 2008. The Separation Agreement was further amended on January 23, 2009.

Financial Data of Segments and Geographic Areas

        Financial data for our segments and geographic areas are reported in Note 21—Segment Information to our Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

        We regard our technology and intellectual property as critical components and assets of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws and trade secret and confidentiality laws and procedures. We own and seek protection on key technology and business processes and rely on trade secret and copyright laws to protect proprietary software and processes. We also use confidentiality procedures and non-disclosure and other contractual provisions to protect our intellectual property assets. Where appropriate, we seek statutory and common law protection of our material trade and service marks, which include TRAVELPORT®, GALILEO®, GULLIVERS TRAVEL ASSOCIATES®, GTA®, OCTOPUSTRAVEL®, WORLDSPAN®, IT SERVICES & SOFTWARE BY TRAVELPORT™ and related logos. The laws of some foreign jurisdictions, however, vary and offer less protection than other jurisdictions for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us, and there is no assurance that our legal remedies would adequately compensate us for the damages caused by such unauthorized use.

        We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, Hitachi, CA, Cisco and Microsoft. Certain agreements with these vendors are subject to renewal or negotiation within the next year. We license our Transaction Processing Facility operation software from IBM under an agreement that expires in June 2013. In addition, we rely on our jointly developed fares and pricing application and share intellectual property rights in this application with Expedia and EDS.

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

GDS Regulations

        Our GDS businesses are subject to specific regulations in the European Union and Canada. Prior to July 31, 2004, our GDS businesses were also subject to regulations in the United States.

        In October 2005, the European Commission announced that it proposed to repeal many regulations, including the Computerised Reservation Systems ("CRS") Regulations. Similar regulations were originally adopted in the United States, Canada and the European Union to guarantee consumers access to competitive information by requiring CRSs (then owned by individual airlines) to provide travel agents with unbiased displays and rankings of flights. On January 14, 2009, following a public consultation, the European Commission adopted new CRS Regulations which will enter into force on March 29, 2009. Under the new CRS Regulations, GDSs and airlines will be free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The new CRS Regulations also include provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agents in MIDT data without their consent. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on its transport services and to accept bookings from another GDS.

        There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include eliminating the "obligated carrier" rule, which required larger airlines in Canada to participate equally in the GDSs, and elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Due to the elimination of the obligated carrier rule in Canada, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDSs after the expiration of its current contract.

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

        A primary source of privacy regulations to which our operations are subject is the EU Data Protection Directive 95/46/EC of the European Parliament and Council (24 October 1995). Pursuant to this directive, individual countries within the European Union have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive requires companies doing business in EU Member States to comply with its standards. It provides for, among other things, specific regulations requiring all non-EU countries doing business with EU Member States to provide adequate data privacy protection when sending personal data from any of the EU Member States. The EU has enabled several means for US-based companies to comply with the EU Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe.

        The new CRS Regulations also incorporate personal data protection provisions that, among other things, classify GDSs as data controllers under the EU Data Protection Directive. The data protection provisions contained in the CRS Regulations are complementary to EU national and international data protection and privacy laws.

        Many other countries have adopted data protection regimes. An example is Canada's Personal Information and Protection of Electronic Documents Act ("PIPEDA"). PIPEDA provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information.

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

        Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The US Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2007. The majority of products and services we offer are already taxed: hotel rooms and car rentals at the local level and air transportation at the federal level with state taxation preempted. In Europe, there are laws and regulations governing e-commerce and distance-selling which require our businesses to act fairly towards customers, for example, by giving customers a cooling-off period during which they can cancel transactions without penalty. There are various exceptions for the leisure and travel industry.

Employees

        As of December 31, 2008, we had approximately 5,700 employees worldwide, with approximately 2,100 employees in EMEA, 2,180 employees in the Americas and 1,420 employees in APAC. None of our employees in the United States are subject to collective bargaining agreements governing their employment with us. In many of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. We believe that our employee relations are good.

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

  •
  general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the current crisis in the global credit and financial markets which has caused significantly diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

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

        Our GDSs compete with other traditional GDSs such as Amadeus and Sabre, and regional participants such as Abacus, as well as with alternative intermediate distribution technologies. We also compete with direct distribution by travel suppliers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own supplier.com websites. Our GDSs also compete with new companies in the travel distribution industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS.

        The IT services sector of the travel industry is highly fragmented. We compete with airlines that run applications in-house and multiple providers of IT services. Competition within the IT services industry is segmented by the type of service offering. For example, internal reservation and other system services competitors include Amadeus, Electronic Data Systems, Navitaire, Sabre and Unisys/SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines.

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

        We acquired Worldspan in August 2007 and believe that this acquisition will enhance our future financial performance by capitalizing on natural operational synergies as well as complementary technology and geographic attributes. However, travel distribution industry is highly regulated and regulatory hurdles may deprive us of the anticipated financial benefits of the Worldspan acquisition.

        Moreover, the Worldspan acquisition presents challenges to management, including the integration of our administrative operations, systems and personnel with those of Worldspan. The Worldspan acquisition also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of the combined companies. As part of the integration process, we recently completed the consolidation of our systems infrastructure and web and database servers for our GDS operations in Atlanta, which was a significant undertaking. Any level of integration that is not successfully achieved could have an adverse effect on our revenue, level of expenses and results of operations. We may also experience operational interruptions, the loss or corruption of data and the loss of key employees, suppliers and customers. As a result, notwithstanding our expectations, we may not realize the anticipated benefits or cost savings of the Worldspan acquisition.

We may not be able to achieve all of our expected cost savings from the Worldspan acquisition and our re-engineering efforts.

        We are benefiting, and expect to continue to benefit, from cost savings to be achieved as a result of the comprehensive reengineering program that commenced at the time of the Acquisition and from synergies to be achieved as a result of the Worldspan acquisition under the Worldspan integration program. In connection with the Worldspan acquisition, we have identified in excess of $150 million of potential annualized synergies from the Worldspan integration program. We also believe that certain other cost saving opportunities exist in connection with our re-engineering efforts. However, we may not be able to achieve our expected cost savings or identify any other cost savings opportunities, and any identified cost savings may not be achieved in a timely manner or unexpected costs may offset or outweigh any savings we do achieve. A variety of factors could cause us to fail to achieve the expected cost savings, including:

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

        In addition, acquisitions may not be accretive to our earnings, to the extent expected or at all, and may negatively impact our results of operations through, among other things, the incurrence of debt to finance an acquisition, non-cash write-offs of goodwill or intangibles or increased amortization expenses in connection with intangible assets. For example, for the period from January 1, 2006 to August 22, 2006, we recorded a $2,364 million pre-tax non-cash impairment charge, primarily relating to the difference between the price at which Travelport was sold to Blackstone and the historical carrying value of Travelport's net assets.

We rely upon information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

        We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of Internet-based products and services, to change our services and infrastructure so they address evolving industry standards, and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. For example, we believe that OctopusTravel is currently being outperformed in the market for a number of reasons, such as the lack of user-friendly features on the OctopusTravel website found on other competitors' sites and the lack of flexible pricing options, options which are available on competitor sites.

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

Our GDS business primarily relies on a single data center to conduct its business.

        Our GDS business relies on computer infrastructure primarily housed in our data center near Atlanta, Georgia to conduct its business. In the event the operations of this data center suffer any significant interruptions or the GDS data center becomes significantly inoperable, such event would have a material adverse impact on our business and reputation and could result in a loss of customers. Although we have taken steps to strengthen physical security and add redundancy to this facility, our GDS data center could be exposed to damage or interruption from fire, natural disaster, power loss, war, acts of terrorism, plane crashes, telecommunications failure, computer malfunctions, unauthorized entry and computer viruses. The steps we have taken and currently are taking to prevent system failure may not be successful. Our selected use of disaster recovery systems may not allow us to fully recover from a system failure, and our property and business insurance may not be adequate to compensate us for all losses that may occur.

We are dependent upon software, equipment and services provided by third parties.

        In the operation of our business, we are dependent upon software, equipment and services provided to us or managed on our behalf by third parties. In the event that the performance of such software, equipment or services deteriorates or our arrangements with any of these third parties related to the provision or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis or on commercially reasonable terms or be able to do so without significant cost. In such event, our businesses and our relationships with our customers may be adversely impacted. For example, during 2007, we experienced system outages arising from services that were provided by one of our key third party providers. In addition, certain agreements with vendors of our core GDS technology are subject to renewal within the next year, and there is no guarantee that we will be able to obtain renewals or new agreements on commercially reasonable terms or at all. The failure to obtain these arrangements may have a material adverse effect on our business, financial condition and/or results of operations.

We rely on third party national distribution companies to market our GDS services in certain regions.

        Our GDSs utilize third party, independently owned and managed national distribution companies ("NDCs") to market GDS products and distribute and provide GDS services in certain countries, including Austria, Greece, India, Jordan, Kuwait, Lebanon, Pakistan, Syria, Turkey and Yemen, as well as many other countries in Africa. In Asia, where many national carriers own one of our competitors, we often use local companies to act as our GDS distributor. In the Middle East, prior to the termination of our NDC agreement on December 31, 2008, we entered into new NDC relationships with third parties and established our own sales and marketing organizations in the United Arab Emirates, Saudi Arabia and Egypt.

        We rely on our NDCs and the manner in which they operate their business to develop and promote our global GDS business. Our top ten NDCs generated approximately $366 million, or approximately 17% of our revenue, for the year ended December 31, 2008. We pay each of our NDCs a commission relative to the number of segments booked in its region. The NDCs are independent business operators, are not our employees, and we do not exercise control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially and sales in those regions could decline significantly. In addition, any interruption in these third party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

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

        We have entered into full content agreements with most major carriers in Europe, the United States and APAC, which provide us with access to the full scope of fares and inventory which the carriers make available through direct channels, such as their own supplier.com websites, with terms generally ranging from three to seven years. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors and our financial results could be adversely impacted. The full content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could have a material adverse effect on our business, financial condition and results of operations. Moreover, as existing full content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our revenue and financial condition.

        In addition, certain GDSs, including Galileo and Worldspan, as well as Sabre and Amadeus, have implemented an alternative business and financial model for GDSs, generally referred to as the "opt-in" model, for travel agencies. Under the "opt-in" model, travel agencies are offered the opportunity of paying a fee to the GDS or agreeing to a reduction in the financial incentives to be paid to them by the GDS to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. The "opt-in" model has been introduced in many countries, and the rate of adoption by travel agencies has been very high. If the "opt-in" model spreads beyond these countries on a global basis and becomes widely adopted, GDSs, including Galileo and Worldspan, could receive lower fees from the airlines. These lower fees would be only partially offset by new fees paid by travel agencies and/or reduced inducement payments to travel agencies which would adversely affect our results of operations.

We depend on our supplier relationships and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

        We rely significantly on our relationships with airlines, hotels and other travel suppliers. Our top ten travel suppliers for our GDS business, all of which are airlines, combined accounted for approximately 34% of our revenue for the year ended December 31, 2008. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDSs, and could negatively impact the availability and competitiveness of travel products offered on our websites. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Our arrangements with travel suppliers may not remain in effect on current or similar terms and the net impact of future pricing options may adversely impact revenue. Travel suppliers are increasingly focused on driving on-line demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future.

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

        Through our IT services and software business, we provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of 13 airlines worldwide, including Delta, Northwest and United, and provide IT subscription services for mission critical applications in fares, pricing and e-ticketing, directly and indirectly, to approximately 215 airlines. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. In addition, our arrangements with our customers may not remain in effect on current or similar terms and this may impact revenue.

        We host and manage the reservations systems of United, among others, and provide related services pursuant to an agreement that expires in 2013. United has announced its intention to transition its reservations systems from us to another service provider, which could adversely impact our hosting business. Under the terms of the agreement with United, the earliest United can terminate their agreement with us is January 1, 2010. We recognized approximately $46 million of revenue from United pursuant to this agreement in 2008.

        In addition, Delta, one of our largest IT services customers, has completed its acquisition of Northwest, another of our largest IT services customers. As part of their integration, Delta and Northwest are migrating to a common IT platform and may terminate one of their two agreements with us. Each of Delta and Northwest may terminate its IT services agreement by providing us twelve months' notice.

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

        Consolidation among travel suppliers, including airline mergers and alliances may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to further lower booking fees and lower commissions. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels which could adversely affect our results of operations.

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

        Our consumer and retail distribution channels are subject to laws and regulations relating to sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to be licensed or bonded in various jurisdictions and to comply with certain disclosure requirements. As a seller of air transportation products in the United States, we are also subject to regulation by the DOT, which has authority to enforce economic regulations and may assess civil penalties.

        In addition, the new CRS Regulations will enter into force on March 29, 2009. These new regulations or interpretations of them increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, establish relationships with travel agencies, airlines, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees. Although regulations governing GDSs have been lifted in the United States, continued regulation of GDSs in the European Union and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.

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

        We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, government agencies in the United States have implemented initiatives to enhance national and aviation security in the United States, including the Transportation Security Administration's Secure Flight program and the Advance Passenger Information System of US Customs and Border Protection. These initiatives primarily affect airlines. However, to the extent that the airlines determine the need to define and implement standards for data that is either not structured in a format we use or is not currently supplied by our businesses, we could be adversely affected. In addition, the European Union and other governments are considering the adoption of passenger screening and advance passenger systems similar to the US programs. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the types and format of data currently supplied by our businesses.

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

        The secure transmission of confidential information over the Internet is essential in maintaining travel supplier and customer confidence in our services. Substantial or ongoing security breaches, whether instigated internally or externally on our system or other Internet-based systems, could significantly harm our business. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

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

        Moreover, public perception concerning security and privacy on the Internet could adversely affect customers' willingness to use websites for travel services. A publicized breach of security, even if it only affects other companies conducting business over the Internet, could inhibit the use of on-line payments and, therefore, our services as a means of conducting commercial transactions.

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

        We operate in approximately 160 countries. The principal risks to which we are subject as a result of having global operations are:

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

        We may become subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings could involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

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

        Our separation from Avis Budget involved a restructuring of our business whereby certain of our non-US subsidiaries were separated independently of our separation from Avis Budget. It is possible that the independent separation of these non-US subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these non-US subsidiaries been separated with us. In order to induce Avis Budget to approve the separation structure, we agreed to indemnify Avis Budget for any increase in Avis Budget's tax liability resulting from the structure. We made a payment to Avis Budget of approximately $6 million under the indemnity during the fourth quarter of 2007. In addition, we have issued a $30 million letter of credit for the benefit of Avis Budget in connection with any such potential liability. We are not able to predict the amount of any future additional tax liability that we may be required to pay. Pursuant to a tax sharing agreement entered into with respect to its initial public offering, Orbitz Worldwide is required to indemnify us for 29% of any such tax-related liability. To the extent that our obligation to indemnify Avis Budget subjects us to additional costs, such costs would be treated as an adjustment to the purchase price that we paid to Avis Budget, increasing tax-deductible goodwill, and could significantly and negatively affect our financial condition.

Risks Related to Our Relationship with Orbitz Worldwide

We may be required to record a significant charge to earnings if our investment in the equity of Orbitz Worldwide becomes impaired.

        We own approximately 48% of the outstanding equity of Orbitz Worldwide. We are required under generally accepted accounting principles to review our investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. We have an equity investment in Orbitz Worldwide that we evaluate quarterly for impairment. This analysis is focused on the market value of Orbitz Worldwide shares as compared to the book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. We may be required in the future to record a charge to earnings if our investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact our results of operations.

Orbitz Worldwide is an important customer of our GDS business.

        Orbitz Worldwide is an important customer of our GDS business pursuant to a long-term subscriber services agreement. In the event Orbitz Worldwide's business is materially impacted as a result of any of the risk factors set forth in the Risk Factors section of Orbitz Worldwide's Annual Report on Form 10-K for the year ended December 31, 2008, and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDSs, our revenue and earnings would be adversely impacted, unless such bookings were replaced through an alternative agency.

Risks Related to Our Indebtedness

We have a substantial level of indebtedness which may have an adverse impact on us.

        We are highly leveraged. As of December 31, 2008, our total indebtedness was approximately $3.8 billion. We have $5 million available for borrowing under our revolving credit facility. In addition, we maintain a $150 million synthetic letter of credit facility under our senior secured credit facilities and the option to raise incremental senior secured credit facilities of up to $500 million. As of December 31, 2008, we had issued approximately $147 million in letters of credit under our synthetic letter of credit facility. Pursuant to our Separation Agreement with Orbitz Worldwide, we maintain letters of credit under our synthetic letter of credit facility on behalf of Orbitz Worldwide. As of December 31, 2008, we had commitments of approximately $67 million in letters of credit outstanding on behalf of Orbitz Worldwide.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures do not fully prohibit us or our subsidiaries from doing so. In addition to the $5 million available for borrowing under the revolving credit facility and the $3 million available for additional letter of credit issuances under our $150 million synthetic letter of credit facility under our senior secured credit facilities, both as of December 31, 2008, we have the right to add incremental term loan facilities or to increase commitments under the revolving credit facility up to an aggregate amount of $500 million. All of those borrowings and any other secured indebtedness permitted under the senior credit agreement and the indentures are effectively senior to our notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries' existing debt levels, the related risks that we now face would increase. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness.

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

        In addition, we have leased facilities in over 40 countries that function as call centers or fulfillment or sales offices. Our GDS product development centers are located in owned space in Denver, Colorado and leased offices in Kansas City, Missouri under a lease expiring in July 2010.

Data Centers

        We operate a data center out of leased facilities in Atlanta, Georgia pursuant to a lease that expires in August 2022. The Atlanta facility is leased from Delta. We recently moved our systems infrastructure and web and database servers for our Galileo GDS operations from our Denver facility to the Atlanta facility, which, prior to the consolidation, supported our Worldspan operations. The Atlanta data center powers travel agency terminals and Internet travel websites and provides access 24 hours a day, seven days a week, 365 days a year. The facility is a hardened building housing two data centers; one used by us and the other used by Delta Technology (a subsidiary of Delta). We each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area. We use our data center in Denver, Colorado, which we own, to offer disaster recovery and co-location services.

        The table below provides a summary of our key facilities.

Location	Purpose	Leased/ Owned
Parsippany, New Jersey	Corporate Headquarters	Leased
New York, New York	Corporate Offices	Leased
Langley, United Kingdom	GDS Global headquarters	Leased
Atlanta, Georgia	GDS US Headquarters	Leased
London, United Kingdom	GTA Global Headquarters	Leased
Atlanta, Georgia	Application Development and Data Center	Leased
Denver, Colorado	Application Development Center and Data Center	Leased/Owned
Kansas City, Missouri	GDS Product Development Center	Leased

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

        In 2008, we made an aggregate of approximately $60.3 million in distributions to Travelport Holdings Limited, our parent company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Financing Arrangements" for a discussion of potential restrictions on our ability to pay dividends in the future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the periods January 1, 2006 through August 22, 2006 and July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008 and the balance sheet data as of December 31, 2007 and 2008 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2004, 2005 and 2006 and the statement of operations data and statement of cash flows data for the years ended December 31, 2004 and 2005 are derived from audited financial statements that are not included in this Annual Report on Form 10-K.

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Cendant Corporation (now known as Avis Budget Group, Inc.) (the "Acquisition"). Prior to the Acquisition, the Company's operations were limited to entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget Group, Inc. are considered a predecessor company (the "Predecessor") to Travelport. The financial statements as of December 31, 2006, 2007 and 2008 and for the period July 13, 2006 (Formation Date) to December 31, 2006 and the years ended December 31, 2007 and 2008 include the financial condition, results of operations and cash flows for Travelport on a successor basis (the "Company").

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

        The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. Our historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Predecessor (Combined)	Company (Consolidated)
Period from July 13, (Formation Date) through December 31,
Period from January 1, through August 22,
Year Ended December 31,	Year Ended December 31,
2006 combined (*)
dollars in millions	2004	2005	2006	2006	2007	2008
Statement of Operations Data:
Net revenue	$1,737	$2,385	$1,693	$823	$2,516	$2,780	$2,527
Total costs and expenses	1,395	2,477	3,933	828	4,761	2,798	2,203

Operating income (loss)	342	(92)	(2,240)	(5)	(2,245)	(18)	324
Interest expense, net	(7)	(27)	(39)	(150)	(189)	(373)	(342)
Gain on early extinguishment of debt	—	—	—	—	—	—	29

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	335	(119)	(2,279)	(155)	(2,434)	(391)	11
(Provision) benefit for income taxes	(85)	76	116	(3)	113	(41)	(43)
Minority interest, net of tax	—	—	—	—	—	3	(3)
Equity in losses of investments, net	—	(1)	(1)	(1)	(2)	(4)	(144)

Income (loss) from continuing operations, net of tax	250	(44)	(2,164)	(159)	(2,323)	(433)	(179)
Loss from discontinued operations, net of tax	(1)	(6)	(6)	(2)	(8)	(1)	—
Gain (loss) on disposal of discontinued operations, net of tax	—	—	(6)	8	2	(6)	—

Net income (loss)	$249	$(50)	$(2,176)	$(153)	$(2,329)	$(440)	$(179)

Balance Sheet Data (at period end):
Total assets	$6,031	$8,020	$6,138	$6,150	$5,564
Long-term debt	—	352	3,623	3,751	3,783
Total liabilities	1,018	1,835	5,372	5,264	5,152
Total shareholders' equity	5,013	6,185	766	886	412
Statement of Cash Flows Data:
Net provided by (used in) continuing operations of:
Operating activities	$381	$546	$268	$—	$268	$224	$124
Investing activities	(1,575)	(2,123)	84	(4,310)	(4,226)	(1,141)	(84)
Financing activities	1,213	1,653	(382)	4,394	4,012	1,137	6
Effect of changes in exchange rates on cash and cash equivalents	—	(36)	8	2	10	4	(10)
Other Financial Data:
Ratio of earnings to fixed charges(1)	17.4	x	n/a	n/a	n/a	n/a	n/a	1.04	x

*
The unaudited combined results of the Company and the Predecessor for the periods in 2006 and that of the Predecessor in 2005 and 2004 are not necessarily comparable due to the change in basis of accounting resulting from the Company's acquisition of the Predecessor and the change in capital structure. The presentation of the 2006 results on this combined basis does not comply with generally accepted accounting principles; however management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include net revenue, separation and restructuring charges, depreciation and amortization, impairment of long-lived assets and interest expense. We have disclosed the impact of the change in the basis of accounting for each of these captions within Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before income taxes plus fixed charges. Fixed charges comprise interest for the period from January 1, 2006 through August 22, 2006 and the period from July 13 (Formation Date) through December 31, 2006 which includes amortization of debt financing costs and the interest portion of rental payments. Due to the losses in fiscal year 2005 and the period from January 1, 2006 to August 22, 2006 and the period July 13, (Formation Date) to December 31, 2006 and the year ended December 31, 2007 earnings would have been insufficient to cover fixed changes by $119 million, $2,279 million, $155 million and $391 million respectively.

Selected Quarterly Financial Data-(unaudited)

        Provided below is selected unaudited quarterly financial data for 2007 and 2008.

	2007
	First	Second	Third	Fourth(1)
Net revenue	$666	$715	$754	$645
Income (loss) from continuing operations before depreciation, amortization, interest, income taxes, minority interest and equity in losses of investments, net	102	121	158	(151)
Net loss	(34)	(22)	(50)	(334)

	2008
	First	Second	Third	Fourth
Net revenue	$666	$703	$634	$524
Income from continuing operations before depreciation, amortization, interest, income taxes, minority interest and equity in losses of investments, net	143	187	169	117
Net income (loss)	(29)	59	(128)	(81)

(1)
During the fourth quarter of 2007, the Company recorded: (i) $144 million of stock based compensation expense, (ii) $53 million related to termination of the sponsor monitoring agreement, and (iii) $30 million of corporate transaction related charges.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our results of operations and financial condition covers periods prior to the consummation of the Acquisition. Accordingly, the discussion and analysis of historical periods does not reflect the significant impact that the Acquisition had on us, including significantly increased leverage and liquidity requirements, new stand-alone costs, as well as cost savings initiatives (and related costs) to be implemented in connection with the transactions. You should read the following discussion of our results of operations and financial condition with the audited financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including those risk factors set forth under "Risks Related to Our Business" included elsewhere in this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise noted, all dollar amounts are in millions.

Overview

        Travelport is a broad-based business services provider to companies operating in the global travel industry. We provide critical business services to travel and travel-related businesses through our comprehensive global portfolio of businesses that span the full spectrum of travel distribution channels. We believe that we are one of the most diversified travel distribution companies in the world both geographically and in the scope of services we provide.

        Our business operations consist primarily of businesses organized under the following two segments:

        GDS—Comprised of Galileo and Worldspan GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds; Travelport Business Intelligence, a data analysis business; and our IT services and software business, which provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs.

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, and OctopusTravel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

        On October 31, 2007, in connection with an internal restructuring, we transferred approximately 9.1 million shares, or approximately 11% of the then outstanding equity, of Orbitz Worldwide out of the Company. No shares of Orbitz Worldwide were sold on the open market. As a result of this transaction, we no longer consolidate Orbitz Worldwide, effective October 31, 2007, and account for our investment in Orbitz Worldwide under the equity method of accounting.

Critical Accounting Policies

        In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions required relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. We believe these accounting policies are applicable to both us and the Predecessor. However, the majority of our businesses operate in environments where a fee is paid for a service performed, and, therefore, the majority of transactions are based on accounting policies that are not particularly subjective, nor complex.

Global Distribution System Revenue Recognition

        Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDSs. Our GDSs record revenue for air travel reservations processed through the Galileo and Worldspan GDSs at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. As a result, we record revenue net of any estimated future cancellation reserve, which is calculated based on the historical cancellation rates. In circumstances where expected cancellation rates increased or booking behavior changed, future cancellation estimates could be increased materially and, as a result, revenue decreased by a corresponding amount. Our GDSs distribute their products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where we do not have our own SMOs to distribute our products. In cases where NDCs are owned by airlines, we may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. The Company accounts for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented on the statement of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

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

        As indicated in "—Trends in Our Business" below, we expect to experience continued pressure on our revenue in 2009 associated with the weakness in the macroeconomic environment. We will continue to monitor the financial condition of our customers and the collectibility of our accounts receivable in order to effectively manage our working capital needs.

Business Combinations and the Recoverability of Goodwill and Indefinite and Definite Long-Lived Intangible Assets

        A component of the Company's growth strategy has been to acquire and integrate businesses that complement the Company's existing operations. The Company has accounted for business combinations in accordance with SFAS No. 141, "Business Combinations," and related literature. Effective for acquisitions occurring after January 1, 2009 the company will apply the provisions of SFAS No. 141(R). Accordingly, the purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods including present value modeling and referenced market values (where available). Further, the Company makes assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management with the assistance of a third party specialist. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

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

        As a result of the impairment test performed during 2006, the Company recorded a pre-tax charge of $2,378 million during 2006, including $2,363 million related to goodwill, $14 million related to long-lived software licenses and $1 million related to definite lived intangible assets. As a result of the impairment tests performed during 2007 and 2008 the Company concluded that the fair value of goodwill and indefinite-lived intangible assets as of December 31, 2007 and 2008 exceeded the carrying value of the assets. The aggregate carrying values of goodwill and other indefinite-lived intangible assets were $2.3 billion and $2.2 billion as of December 31, 2007 and 2008, respectively.

        With regard to definite-lived intangible assets recorded in connection with business combinations, the Company reviews the carrying value if indicators of impairment are present, and determines whether the sum of the estimated undiscounted future cash flows attributable to the long-lived asset is less than its carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. In performing this review, the Company is required to make an assessment of whether indicators of impairment are present, the estimate of future cash flows, and ultimately the fair value of the definite-lived intangible assets. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause the fair value to be less than the respective carrying amount. The aggregate carrying value of definite-lived intangible assets was $1.7 billion and $1.6 billion as of December 31, 2007 and 2008, respectively.

        We are required under generally accepted accounting principles to review our investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. We have an equity investment in Orbitz Worldwide that we evaluate quarterly for impairment. This analysis is focused on the market value of Orbitz Worldwide shares as compared to the book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. We may be required in the future to record a charge to earnings if our investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact our results of operations.

Upfront Inducement Payments

        The Company pays inducements to traditional and online travel agencies for their usage of the Galileo and Worldspan GDSs. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Galileo or Worldspan GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, the Company estimates the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2007 and 2008, the Company recorded upfront inducement payments of $103 million and $94 million, respectively, which are included on the Company's balance sheet.

Derivative Instruments

        We use derivative instruments as part of our overall strategy to manage our exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, we do not use derivatives for trading or speculative purposes. We determine the fair value of our derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgement. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts that we utilize do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $10 million, $47 million and $116 million and $(41) million, for the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008, respectively.

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges. We recorded a $28 million non-cash loss related to the change in fair value of our interest rate swaps that are not classified as cash flow hedges.

Income Taxes

        The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews deferred tax assets by jurisdiction to assess their potential realization and establishes a valuation allowance for portions of such assets that it believes will not be ultimately realized. In performing this review, the Company makes estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased the opening accumulated deficit by approximately $1 million.

        The adoption of FIN 48 requires that the Company recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

  •
  IT services and software business, which provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs.

  •
  Travelport Business Intelligence, which provides data analysis services to airlines, hotels, car rental companies and other travel companies.

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

  Operating Expenses

        Cost of revenue consists of direct costs incurred to generate revenue, including inducements paid to travel agencies who subscribe to the GDSs, commissions and costs incurred for NDCs and costs for call center operations, data processing and related technology costs.

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

  •
  OctopusTravel, which includes the brands OctopusTravel.com and Needahotel.com, an online provider of hotel accommodation services directly to consumers.

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

  Gross Revenue

        For approximately 2% of the hotel reservations that it provides, GTA assumes the inventory risk, resulting in recognition of revenue on a gross basis upon departure.

  Operating Expenses

        Cost of revenue consists of direct costs incurred to generate revenue, including commissions paid to travel agencies and costs for call center operations, the cost of hotel rooms for reservations provided where GTA assumes the inventory risk, data processing and related technology costs.

        Selling, general and administrative, or SG&A, expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Orbitz Worldwide

        Effective October 31, 2007, the Company no longer consolidates Orbitz Worldwide. Orbitz Worldwide provides air, car, hotel, vacation packages, cruise and other travel reservation and fulfillment services to customers primarily through a network of online travel agencies in the U.S. and internationally that cater to different customer segments in the travel industry. Orbitz Worldwide's key consumer brands include Orbitz, Cheaptickets, ebookers and Orbitz for Business.

  Net Revenue

        Orbitz Worldwide generates revenue through multiple sources, including its retail model, merchant model, incentive payments, advertising, and white label and hosting business. Through the retail model, Orbitz Worldwide earns fees and commissions from travel suppliers for airline tickets, hotel rooms, car rentals and other travel products and services booked on its websites. Through the merchant model, Orbitz Worldwide generates revenue based on the difference between the total amount the customer pays for the travel product and the negotiated net rate the supplier charges us for that product. Under both the retail and merchant models, Orbitz Worldwide also earns revenue by charging customers a service fee for booking airline tickets and certain other travel products. In addition, Orbitz Worldwide receives incentive payments for each segment of travel that is processed through a GDS. Orbitz Worldwide generates advertising revenue through its partner marketing programs. These programs provide direct access to its customer base through a combination of display advertising, performance-

based advertising and other marketing programs. Orbitz Worldwide's white label and hosting businesses enable it to earn revenue by licensing its technology platform to, or hosting websites on behalf of, third-party partners.

        In connection with the Company's acquisition of Orbitz, Travelport recorded a deferred credit relating to the below market rate terms of assumed contracts. Such amounts are recognized into net revenue ratably over the life of the respective contracts.

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

Trends in Our Business

        Our businesses are highly dependent on the demand for travel services, particularly airline services. We have experienced pressure on revenue associated with weakness in the macroeconomic environment, particularly in the travel industry. We expect weaker demand for travel services in 2009, which will affect our revenue and profitability into 2009.

GDS

        A GDS creates value within the travel distribution chain by aggregating supply from multiple suppliers and offering travel agencies streamlined capabilities to provide choice, price and ticket itineraries for their customers. GDSs face certain challenges such as increasing use of supplier direct sites, emerging technologies that allow travel agencies to directly connect to suppliers, lower airline booking fees, fewer travel agencies leasing computer equipment from GDSs, continued regulation of the GDS industry in Europe and a recent decline in travel demand as a result of the current economic environment.

        Unlike in the U.S. where deregulation occurred several years ago, and in Canada where certain limited GDS regulations continue, the GDS industry in Europe continues to be regulated, with new CRS Regulations coming into force on March 29, 2009. Among other things, the requirement for airlines who own a GDS (parent carriers) not to discriminate against other GDSs remains in effect, while the ability of GDSs to negotiate fees with airlines has been relaxed, while rules around travel agency data has been tightened.

        In order to provide differentiated services and efficiency for suppliers and travel agencies, GDSs must have broad and competitive access to the content of travel suppliers, including full content from key airline customers. Our GDSs have negotiated long-term contracts with the six largest U.S. airlines, although pricing is set at lower levels under the new contracts. Currently we are evaluating new strategies to enhance the value realized from our existing services and products as well as new products and services in development. We believe these strategies will have an impact on our future operations.

GTA

        A critical aspect of GTA's business model is that it competes successfully both as a wholesale and retail provider of group and independent travel, the two key leisure travel segments. This makes GTA attractive to hotels and other travel suppliers as it helps drive these two fundamentally discrete groups of travelers to their businesses. In return, GTA is able to secure highly competitive and often unique inventory allotments and net rates. GTA's group and independent traveler offerings operate symbiotically and strengthen its offering to both suppliers and customers. GTA's increased profitability has been driven in large part by its revenue growth being substantively from its more automated and profitable independent travel business and well in excess of its cost growth. GTA is expected to face challenges in 2009 as the demand for travel services, including the demand for hotel inventory, remains under pressure as a result of the current macroeconomic environment.

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

Foreign Exchange Movements

        We transact our business primarily in US dollars. While the majority of revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally British pound, Euro, and Australian dollar). Consequently, our operating results are impacted to a certain extent by movements in the underlying exchange rates between these currencies.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The Company's results for the year ended December 31, 2008 compared to the year ended December 31, 2007 are as follows:

			Change
	Year Ended December 31, 2007	Year Ended December 31, 2008
			$	%
	(dollars in millions)
Net revenue	$2,780	$2,527	$(253)	(9)

Costs and expenses
Cost of revenue	1,174	1,267	93	8
Selling, general and administrative	1,283	644	(639)	(50)
Separation and restructuring charges	90	27	(63)	(70)
Depreciation and amortization	248	263	15	6
Impairment of long-lived assets	1	1	—	—
Other expense, net	2	1	(1)	(50)

Total costs and expenses	2,798	2,203	(595)	(21)

Operating income (loss)	(18)	324	342	*
Interest expense, net	(373)	(342)	31	8
Gain on early extinguishment of debt	—	29	29	*

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(391)	11	402	103
Provision for income taxes	(41)	(43)	(2)	5
Minority interest, net of tax	3	(3)	(6)	(200)
Equity in losses of investments, net	(4)	(144)	(140)	*

Loss from continuing operations	(433)	(179)	254	59
Loss from discontinued operations, net of tax	(1)	—	1	100
Loss on disposal of discontinued operations, net of tax	(6)	—	6	100

Net loss	$(440)	$(179)	$261	59

*
Not meaningful.

        The Company's results on a segment basis for the year ended December 31, 2008 as compared to the year ended December 31, 2007 are as follows:

					Change
	Year Ended December 31, 2007		Year Ended December 31, 2008
					$	%
	(dollars in millions)
GDS
Net revenue	$1,772	(b)	$2,171	(a)	$399	23
Segment EBITDA	460	(d)	601	(c)	141	31
GTA
Net revenue	330	(e)	356		26	8
Segment EBITDA	77	(g)	110	(f)	33	43
Orbitz Worldwide
Net revenue	743	(h)	—		(743)	(100)
Segment EBITDA	102	(i)	—		(102)	(100)
Corporate and other (l)
Segment EBITDA	(409	)(j)	(95	)(k)	314	77
Intersegment Eliminations
Net revenue	(65)		—		65	100
Combined Totals
Net revenue	$2,780		$2,527		$(253)	(9)
EBITDA	$230		$616		$386	168

(a)
Includes $687 million of net revenue from Worldspan and acquisition related adjustments of $3 million.

(b)
Includes a reduction of $5 million due to acquisition related adjustments and $220 million of incremental net revenue from Worldspan.

(c)
Includes cost savings of $138 million, synergies related to the acquisition of Worldspan of $71 million, $53 million of integration and transaction costs related to the acquisition of Worldspan, $14 million of restructuring costs and acquisition related adjustments of $3 million.

(d)
Includes cost savings of $86 million, acquisition related adjustments of $5 million, $24 million of restructuring charges, $36 million of integration and transactions costs and $32 million of EBITDA contributed by Worldspan.

(e)
Includes acquisition related adjustments of $2 million and $2 million of sales of a subsidiary sold.

(f)
Includes cost savings of $10 million and $4 million of restructuring costs.

(g)
Includes $10 million of costs associated with the acquisition of GTA, $6 million of cost savings, acquisition related adjustments of $2 million and $2 million of restructuring costs.

(h)
Includes acquisition related adjustments of $11 million and $15 million from a subsidiary sold in 2007.

(i)
Includes $13 million related to a one-time exit penalty related to one of Orbitz Worldwide's online marketing services agreement, $7 million of costs related to the migration technology to a single platform across all the consumer brands, acquisition related adjustments of $11 million, a $3 million loss from a subsidiary sold in 2007, $2 million of transaction costs and $1 million of restructuring costs.

(j)
Includes cost savings of $20 million, $11 million of costs related to the initial public offering of Orbitz Worldwide, $18 million of integration costs related to the acquisition of Worldspan, $187 million in non-cash equity compensation, $36 million related to other one time transactions,

  $57 million of management fees incurred under the Company's new ownership structure, $5 million of separation costs and $1 million of restructuring costs.

(k)
Includes cost savings of $35 million, synergies related to the acquisition of Worldspan of $7 million, $15 million of one time transaction costs, $5 million of integration costs related to the acquisition of Worldspan, $5 million of equity compensation and related, $8 million of sponsor monitoring fees, $9 million of restructuring costs and gain on extinguishment of debt of $29 million.

(l)
Corporate and other includes the following corporate general and administrative costs not allocated to the segments.

	Year Ended December 31, 2007	Year Ended December 31, 2008
	(dollars in millions)
Corporate and unallocated expenses	$(88)	$(72)
Gain on early extinguishment of debt	—	29
Impairment in long-lived assets	(1)	(1)
Separation costs	(5)	—
Restructuring and related activities	(1)	(9)
Equity compensation and related	(187)	(5)
Transaction costs	(65)	(20)
Sponsor monitoring	(57)	(8)
Loss on foreign currency and other	(5)	(9)

	$(409)	$(95)

        Set out below is a reconciliation of EBITDA to income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Year Ended December 31, 2007	Year Ended December 31, 2008
	(dollars in millions)
EBITDA	$230	$616
Interest expense, net	(373)	(342)
Depreciation and amortization	(248)	(263)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(391)	$11

Net Revenue

  Net Revenue

        Net revenue decreased $253 million (9%) and included (i) a $743 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $467 million of incremental revenue from the acquisition of Worldspan, (iii) a $26 million increase at GTA, and (iv) a $65 million increase resulting from the reduction of intersegment eliminations offset by a $68 million decrease in organic revenue from our GDS segment.

        GDS net revenue increased $399 million (23%), including $467 million of incremental revenue as a result of the Worldspan acquisition. Excluding the net revenue from Worldspan, GDS net revenue decreased $68 million (4%) primarily due to a $62 million decrease in GDS revenue and a $6 million decrease in IT services revenue. The GDS revenue decrease is primarily due to a $55 million decrease in booking fees, while other GDS revenue decreased $7 million (6%). Americas booking fees decreased $38 million (9%) primarily due to an 11% decrease in segments partially offset by a 2% increase in yield. EMEA booking fees decreased $6 million (1%) due to a 7% decrease in segments partially offset by a 7% increase in yield. Asia Pacific booking fees decreased $11 million (4%) due to a 9% decrease in segments partially offset by 5% increase in yield. IT services revenue decreased $6 million primarily due to a decrease in fares, pricing and e-ticketing products revenue.

        The decline in segments booked through the GDSs is primarily due to reduced global demand for travel that is attributable to the current global economic conditions, including lowered consumer confidence, a reduction in airline capacity, reduced business travel and higher fuel costs.

        GTA net revenue increased $26 million (8%) primarily as a result of a 3% increase in total transaction value ("TTV"), higher margins on overall sales, an increase in transactions for which we take inventory risk and favorable foreign exchange, resulting in increased net revenue and cost of sales, partially offset by lower margins within the GTA consumer business.

  Cost of Revenue

        Cost of revenue increased $93 million (8%) primarily due to (i) $224 million of incremental costs from our GDS segment, (ii) a $65 million increase from the reduction of intersegment eliminations, (iii) a $19 million increase at GTA partially offset by (iv) a $215 million reduction resulting from the deconsolidation of Orbitz Worldwide.

        GDS cost of revenue increased $224 million (23%), primarily as a result of the incremental costs as a result of consolidating the full year results of Worldspan in 2008, as compared to approximately four months during 2007. These incremental costs were partially offset by telecommunications and technology cost reductions resulting from restructuring actions initiated in 2006 and synergies realized following the Worldspan acquisition. These cost saving initiatives resulted in savings of $74 million in 2008 compared to $56 million in 2007. We also realized $28 million in Worldspan synergies in 2008, primarily due to cost reductions associated with the migration of our data center.

        GTA cost of revenue increased $19 million (35%) primarily as a result of incremental costs incurred as a result of an increase in TTV and an increase in transactions for which we take inventory risk, resulting in increased cost of sales and net revenue.

  Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $639 million (50%) primarily due to (i) a $425 million reduction resulting from the deconsolidation of Orbitz Worldwide (ii) a $231 million decrease in Corporate and other, (iii) a $28 million decrease from our GTA segment, partially offset by (iv) a $45 million of incremental costs from our GDS segment.

        GDS SG&A increased $45 million (14%), primarily as a result of the incremental costs as a result of consolidating the full year results of Worldspan in 2008, as compared to approximately four months during 2007. The incremental costs incurred were partially offset by cost reductions resulting from restructuring actions initiated in 2006 and synergies realized following the Worldspan acquisition. These cost savings initiatives resulted in savings of $64 million in 2008 compared to $30 million in 2007. We also realized $43 million in Worldspan synergies in 2008.

        GTA SG&A decreased $28 million (14%) primarily as a result of a $19 million reduction in expense resulting from the impact of foreign exchange fluctuations, $4 million of incremental cost savings initiatives realized during the period and a $6 million decrease in various general administrative and overhead costs primarily due to a decrease in acquisition related costs of $10 million. Cost savings initiatives within GTA resulted in savings of $10 million in 2008 compared to $6 million in 2007.

        Corporate and other SG&A decreased $231 million (67%) primarily as a result of (i) an $182 million decrease in equity-based compensation and related, (ii) a $45 million decrease in transaction costs primarily due to $13 million decrease in Worldspan integration costs, $21 million reduction in one-time transaction costs and $11 million of costs related to the Orbitz Worldwide initial public offering in 2007, and (iii) a $16 million decrease in corporate and unallocated expenses primarily as a result of the impact of our cost savings initiatives, which resulted in savings of $35 million in 2008 compared to $30 million in 2007 and $7 million of Worldspan synergies during 2008. These decreases are partially offset by the inclusion in 2008 of $8 million of costs from the new transaction and monitoring fee agreement entered into during 2008.

  Separation and Restructuring Charges

        Separation and restructuring charges decreased $63 million (70%) as a result of a $57 million decrease in sponsor monitoring termination costs, a $5 million decrease in separation costs and a $1 million decrease in restructuring costs. Restructuring costs decreased as a result of a decreases of $10 million and $1 million in our GDS and Orbitz Worldwide segments, respectively, offset by an increases of $8 million and $2 million in Corporate and other and our GTA segment, respectively. Included in the GDS restructuring charges in 2008 are $5 million of incremental costs from the acquisition of Worldspan.

        During the year ended December 31, 2007, we incurred $28 million in restructuring charges as we committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, including costs related to global headcount reductions and facility consolidations subsequent to the Acquisition. Approximately $24 million, $2 million and $1 million of the restructuring costs have been recorded in the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million is recorded in Corporate and other.

        During the year ended December 31, 2008, we incurred $27 million in restructuring charges, all of which related to the restructuring actions taken in 2007. Approximately $14 million and $4 million of the restructuring costs is recorded in the GDS and GTA segments, respectively, and approximately $9 million is recorded in Corporate and other.

  Depreciation and Amortization

        Depreciation and amortization increased $15 million (6%) primarily due to (i) $51 million of incremental depreciation and amortization from the consolidation of the full year results of Worldspan in 2008, as compared to approximately four months during 2007, (ii) a $46 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide, (iii) a $10 million increase primarily related to accelerated depreciation on assets in 2008 related to the integration of the GDS data center and the impact of foreign exchange fluctuations in the GTA segment.

  Interest Expense, Net

        Interest expense, net decreased $31 million (8%) primarily due to (i) an approximately $39 million reduction in expense due to lower interest rates in 2008, (ii) $25 million of interest expense in 2007 related to Orbitz Worldwide, and (iii) a $20 million reduction in debt issuance costs as a result of the acceleration of the amortization of our deferred financing costs in 2007 associated with the refinancing of our senior secured credit facilities. These decreases are partially offset by (i) an increase in interest expense of $26 million, net related to the acquisition of Worldspan and (ii) a $28 million non-cash pre-tax loss related to the change in fair value of our interest rate swaps that are not classified as cashflow hedges.

  Equity in Losses of Investments, Net

        Effective October 31, 2007, we account for our investment in Orbitz Worldwide under the equity method of accounting. As a result of losses incurred by Orbitz Worldwide during 2008, we have recorded a loss of $144 million related to our investment. The losses reported by Orbitz Worldwide include a $297 million charge related to an impairment of its goodwill and intangible assets.

  Provision for Income Taxes

        We have an income tax provision of $43 million for the year ended December 31, 2008 primarily for taxes in foreign jurisdictions which cannot be offset with the losses in other jurisdictions, including the United States. We recorded an income tax provision of $41 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

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

        The Company's results for the year ended December 31, 2007 compared to the combined year ended December 31, 2006 are as follows:

	Predecessor (Combined)	Company (Consolidated)		Company (Consolidated)
			Combined
					Change
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2006	Year Ended December 31, 2007
					$	%
	(dollars in millions)
Net revenue	$1,693	$823	$2,516	$2,780	$264	10

Costs and expenses
Cost of revenue	716	377	1,093	1,174	81	7
Selling, general and administrative	645	342	987	1,283	296	30
Separation and restructuring charges	92	18	110	90	(20)	(18)
Depreciation and amortization	123	77	200	248	48	24
Impairment of long-lived assets	2,364	14	2,378	1	(2,377)	*
Other expenses (income), net	(7)	—	(7)	2	9	129

Total costs and expenses	3,933	828	4,761	2,798	(1,963)	41

Operating loss	(2,240)	(5)	(2,245)	(18)	2,227	*
Interest expense, net	(39)	(150)	(189)	(373)	(184)	97

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(2,279)	(155)	(2,434)	(391)	2,043	84
Benefit (provision) for income taxes	116	(3)	113	(41)	(154)	136
Minority interest, net of tax	—	—	—	3	3	*
Equity in losses of investments, net	(1)	(1)	(2)	(4)	(2)	100

Loss from continuing operations	(2,164)	(159)	(2,323)	(433)	1,890	81
Loss from discontinued operations, net of tax	(6)	(2)	(8)	(1)	7	88
Gain (loss) on disposal of discontinued operations, net of tax	(6)	8	2	(6)	(8)	*

Net loss	$(2,176)	$(153)	$(2,329)	$(440)	$1,889	81

*
Not meaningful.

        The Company's results on a segment basis for the year ended December 31, 2007 as compared to the year ended December 31, 2006 are as follows:

		Company (Consolidated)
	Predecessor (Combined)
					Company (Consolidated)
		July 13, 2006 (Formation Date) through December 31, 2006	Combined
	January 1, 2006 through August 22, 2006						Change
			Year Ended December 31, 2006		Year Ended December 31, 2007
							$	%
GDS
Net revenue	$1,006	$510	$1,516	(a)	$1,772	(b)	$256	17
Segment EBITDA	(1,729)	126	(1,603	)(c)	460	(d)	2,063	*
GTA
Net revenue	203	84	287	(i)	330	(j)	43	15
Segment EBITDA	33	(15)	18	(k)	77	(l)	59	327
Orbitz Worldwide
Net revenue	521	248	769	(e)	743	(f)	(26)	(3)
Segment EBITDA	(282)	20	(262	)(g)	102	(h)	364	*
Corporate and other(o)
Segment EBITDA	(139)	(59)	(198	)(m)	(409	)(n)	(211)	107
Intersegment Eliminations
Net revenue	(37)	(19)	(56)		(65)		(9)	16
Combined Totals
Net revenue	$1,693	$823	$2,516		$2,780		$264	10
EBITDA	$(2,117)	$72	$(2,045)		$230		$2,275	*

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

(g)
Includes $356 million for the impairment of goodwill and intangible assets, $24 million of acquisition related adjustments, $1 million from a subsidiary sold in 2007, $6 million of costs related to the migration of technology to a single platform across all the consumer brands and $2 million of transaction costs.

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

(o)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

		Company (Consolidated)
	Predecessor (Combined)			Company (Consolidated)
			Combined
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 Through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
	(dollars in millions)
Corporate and unallocated expenses	$(49)	$(30)	$(79)	$(89)
Separation costs	(74)	(13)	(87)	(5)
Restructuring and related activities	(18)	(3)	(21)	(1)
Equity compensation	—	(6)	(6)	(187)
Transaction costs	—	—	—	(65)
Sponsor monitoring	—	(2)	(2)	(57)
Gain (loss) on foreign currency	2	(5)	(3)	(5)

	$(139)	$(59)	$(198)	$(409)

        Set out below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments, net:

		Company (Consolidated)
	Predecessor (Combined)			Company (Consolidated)
			Combined
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 Through August 22, 2006		Year Ended December 31, 2006	Year Ended December 31, 2007
	(dollars in millions)
EBITDA	$(2,117)	$72	$(2,045)	$230
Interest expense, net	(39)	(150)	(189)	(373)
Depreciation and amortization	(123)	(77)	(200)	(248)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(2,279)	$(155)	$(2,434)	$(391)

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

        Orbitz Worldwide revenue decreased $26 million (3%) due to the deconsolidation of Orbitz Worldwide effective October 31, 2007 which contributed $120 million of net revenue during November and December 2006, offset by an increase in net revenue of $94 million between periods. The net revenue increase of $94 million (13%) includes $13 million of incremental net revenue related to the impact of acquisition related adjustments as a result of a 13% increase in gross bookings across Orbitz Worldwide's online consumer brands. The increase in gross bookings resulted in incremental non-air revenue, air revenue and other revenue of $71 million, $7 million and $3 million, respectively, before the impact of acquisition related adjustments. Increased air bookings were primarily driven by a 10% increase in US gross bookings and a 34% increase in non-US gross bookings, partially offset by lower average commissions on Orbitz Worldwide's air transactions and reduced paper ticket fees as airlines continue to move toward electronic ticketing. Non-air bookings increased primarily due to a shift in mix from retail to merchant bookings, increased domestic average daily rate, and increased volume from dynamic packaging and hotel bookings. Other net revenue increased primarily driven by the growth in insurance and services revenue.

  Cost of Revenue

        Cost of revenue increased $81 million (7%), including $145 million of incremental costs from Worldspan, partially offset by a $36 million reduction in cost of revenue from the deconsolidation of Orbitz Worldwide effective October 31, 2007. Organic cost of revenue decreased $28 million primarily due to decreases of $27 million (4%) in GDS and $16 million (23%) in GTA and incremental intersegment cost of revenue eliminations of $9 million, offset by a $24 million increase at Orbtiz Worldwide. The Company realized $56 million of cost savings initiatives for the year ended December 31, 2007.

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

        Orbitz Worldwide cost of revenue decreased $12 million (5%) due to the deconsolidation of Orbitz Worldwide which contributed $36 million of cost of revenue during November and December 2006, offset by an increase in cost of revenue of $24 million between periods. The cost of revenue increase of $24 million (11%) is primarily due to a 13% increase in gross bookings. The increase in transaction volume resulted in increased costs associated with credit card processing and customer service costs.

  Selling, General and Administrative Expenses ("SG&A")

        SG&A increased $296 million (30%), including $43 million of incremental expenses from the acquisition of Worldspan, offset by a $68 million reduction in SG&A from the deconsolidation of Orbitz Worldwide effective October 31, 2007 and a $4 million decrease from subsidiaries sold in 2007. Organic SG&A increased $325 million (33%), primarily as a result of increases of $43 million (12%) in Orbitz Worldwide, $20 million (8%) in GDS and $2 million (1%) in GTA. The Company also incurred approximately $260 million of additional expenses within corporate and unallocated. The Company realized $80 million from cost saving initiatives in the twelve months ended December 31, 2007.

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

        GTA SG&A decreased $2 million, including a $4 million reduction in costs resulting from a subsidiary sold in 2007. Organic SG&A increased $2 million (1%) primarily driven by $20 million of incremental administrative costs incurred primarily as a result of a segment realignment within the Company and also due to an increase in costs incurred to drive the growth in operations, partially offset by $6 million in cost savings initiatives realized during 2007, a $5 million reduction in salaries and wages due to open positions and a $6 million reduction to marketing expenses within GTA's consumer business.

        Orbitz Worldwide SG&A decreased $25 million (6%) due to the deconsolidation of Orbitz Worldwide effective October 31, 2007 which contributed $68 million of SG&A during November and December 2006, offset by an increase in SG&A of $43 million between periods. The SG&A increase of $43 million includes $36 million of incremental marketing and advertising expenses as a result of expanded advertising campaigns promoting the consumer brands, a $13 million one-time exit penalty related to an Orbitz Worldwide online marketing services agreement, and an $8 million increase in other operating expenses, including wages and benefits, non-cash compensation, professional fees and maintenance. These increases were partially offset by $14 million of expense savings realized during the year ended December 31, 2007 as a result of cost savings activities.

        Corporate and unallocated SG&A increased $260 million (286%) primarily as a result of (i) $28 million of incremental costs associated with the Worldspan integration; (ii) $26 million related to other one-time transactions; (iii) $181 million of incremental non-cash equity-based compensation primarily associated with the accelerated vesting of the equity plans; (iv) $11 million of incremental costs related to the Orbitz Worldwide initial public offering and (v) $44 million of additional expenses primarily related to discretionary bonus costs as a result of over performance. These increases were partially offset by $11 million and $19 million of expense savings realized during the year ended December 31, 2007 as a result of cost saving activities associated with the 2006 and 2007 restructuring plans, respectively.

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

  Other Expense (Income), Net

        Other expense (income), net decreased $9 million primarily due to a one-time benefit of $7 million in 2006 relating to a gain on the sale of a facility and a $3 million loss on the sale of assets in 2007. The Company recorded decreases of $9 million and $2 million within the GDS and Orbitz Worldwide segments, respectively, offset by an increase of $2 million within corporate and other.

  Depreciation and Amortization

        Depreciation and amortization increased $48 million (25%) primarily due to incremental depreciation and amortization expense as a result of the allocation of the fair value of the Company's definite lived intangible assets as a result of the Acquisition and the acquisition of Worldspan.

  Interest Expense, Net

        Interest expense, net increased $184 million primarily as a result of the interest expense on the Company's debt issuances used to finance the Acquisition and the acquisition of Worldspan, including $40 million in amortization of deferred financing fees in 2007 as compared to $17 million in 2006.

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2008 Compared to December 31, 2007

	2007	2008	Change
	(dollars in millions)
Current assets	$1,023	$925	$(98)
Non-current assets	5,127	4,639	(488)

Total assets	$6,150	$5,564	$(586)

Current liabilities	$1,043	$917	$(126)
Non-current liabilities	4,221	4,235	14

Total liabilities	5,264	5,152	(112)
Shareholders' equity	886	412	(474)

Total liabilities and shareholders' equity	$6,150	$5,564	$(586)

        Current assets.    The decrease of $98 million is a result of (i) a $45 million decrease in accounts receivable, including the impact of $31 million of currency translation adjustments, (ii) a $51 million decrease in other current assets primarily due to the decrease in the fair value of current derivative assets and (iii) a $36 million decrease in assets of discontinued operations as reflecting the assets of Trust which was sold in 2008. These amounts are partially offset by an increase in cash of $36 million.

        Non-current assets.    The decrease of $488 million is primarily a result of (i) $165 million decrease in other intangible assets reflecting $141 million of amortization expense during 2008 and $24 million decrease as a result of foreign exchange fluctuations, primarily within our GTA business, (ii) a $152 million decrease in our investment in Orbitz Worldwide reflecting our proportionate share of the net loss recorded during 2008, including an impairment charge of $297 million, (iii) a $41 million decrease in property and equipment, net, reflecting $122 million of depreciation expense during 2008, a $10 million decline as a result of disposals, a $3 million decline as a result of foreign exchange fluctuation, offset by $94 million of additions during 2008, (iv) a $25 million decline in goodwill reflecting a $43 million decline as a result of foreign exchange fluctuations, partially offset by $17 million of current year adjustments related to the acquisition of Worldspan and (v) $91 million decrease in other non-current assets primarily attributed to $20 million amortization of debt issuance costs, $42 million decrease in pension assets as a result of our unfunded net pension obligations increasing during 2008 and approximately $29 million decrease in various non-current assets included restricted cash and advances.

        Current liabilities.    The decrease of $126 million is primarily a result of a $51 million decrease in our accounts payable and a $69 million decrease in our accrued expenses and other current liabilities, reflecting declines in accrued travel supplier payments, payroll and trade payables resulting from a reduction of costs incurred late in 2008 compared to 2007, as well as a reduction of liabilities of $21 million as a result of the termination of a vendor contract in conjunction with our data center migration from Denver to Atlanta, FASA liability payments and, lower interest accruals as a result of the repurchase of debt during 2008, partially offset by an increase in derivatives liabilities of $60 million.

        Non-current liabilities.    The increase of $14 million is primarily a result of (i) a $32 million increase in long-term debt, (ii) a $23 million reduction in deferred income taxes and (iii) a $5 million increase in other non-current liabilities. The increase in long-term debt is due to $263 million of borrowings under the revolving credit facility, partially offset by repurchases of $180 million aggregate principal amount of our notes in 2008, $10 million of required repayments under our senior secured credit facilities, and a reduction due to foreign exchange fluctuations of $36 million on euro-denominated long-term term debt and a $5 million net reduction in long-term capital leases.

Liquidity and Capital Resources

        Our principal source of operating liquidity is cash flow generated from operations, including working capital. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. At December 31, 2008, our financing needs were supported by $5 million of available capacity under our revolving credit facility, reflecting the available capacity of $270 million less outstanding borrowings of $263 million and $2 million of letter of credits commitments outstanding.

        On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We have an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of September 15, 2008, LCPI's total commitment within our credit facility was $30 million; therefore, we do not expect that future borrowing requests will be honored by LCPI.

        On September 18, 2008, we borrowed $113 million, net of LCPI non-funding, under the revolving credit facility. In October 2008, we borrowed an additional $68 million and €59.0 million, net of LCPI non-funding, under the revolving credit facility. The euro-denominated portion of the revolver borrowings amounted to $82 million equivalent at December 31, 2008. We believe that we have sufficient liquidity to conduct our normal operations and we do not believe that the non-funding by LCPI under our revolving credit facility will have a material impact on our short-term or long-term liquidity position.

Cash Flows

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        At December 31, 2008, we had $345 million of cash and cash equivalents, an increase of $36 million as compared to December 31, 2007. The following table summarizes the changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	Year Ended December 31, 2007	Year Ended December 31, 2008	Change $
	(dollars in millions)
Cash provided by (used in):
Operating activities	$224	$124	$(100)
Investing activities	(1,141)	(84)	1,057
Financing activities	1,137	6	(1,131)
Effects of exchange rate changes	4	(10)	(14)

Net increase in cash and cash equivalents of continuing operations	$224	$36	$(188)

        Operating Activities.    For the year ended December 31, 2008, our cash provided by operations was $124 million, a decrease of $100 million as compared to the year ended December 31, 2007. The decrease primarily is due to the change in our working capital accounts which resulted in a use of cash of $109 million during 2008 and a source of cash of $141 million during 2007. The cash used in working capital was partially offset by an increase in our cash generated through earnings. The use of working capital in 2008 reflects the impact of normal operations, as well as uses for several non-recurring events, principally $21 million incurred as a result of the termination of a vendor contract in conjunction with our data center migration from Denver to Atlanta and $10 million in professional fees related to the preparation for certain potential strategic transactions which were expensed in 2007 but paid in 2008. In addition, working capital was impacted by approximately $25 million, principally for lower 2008 year-end accruals for bonuses as a result of operating performance and interest as a result of the repurchase of debt during 2008. The source of working capital in 2007 includes the impact of Orbitz Worldwide for the ten months ended October 31, 2007 of $29 million, the accrual of $21 million for the termination payments related to the data center migration and the accrual of $57 million related to advisor fees. In addition, working capital was positively impacted by approximately $20 million, principally for higher 2007 year-end accruals for bonuses as a result of performance and professional fees as a result of the work performed in preparation of certain potential strategic transactions.

        Investing Activities.    The use of cash from investing activities for the year ended December 31, 2008 was driven by $94 million of capital expenditures, partially offset by $10 million of net cash receipts related to the acquisition of businesses and disposal of assets. During 2008 our capital expenditures included approximately $50 million in investment in our GDS technology infrastructure. Approximately $25 million of the capital expenditures in 2008 were for non-recurring projects. The use of cash from investing activities for the year ended December 31, 2007 was driven by (i) $1,074 million of net cash used to acquire Worldspan and other businesses, (ii) $104 million of capital expenditures, including $37 million used by Orbitz Worldwide, and (iii) the impact on cash of the deconsolidation of Orbitz Worldwide of $39 million, partially offset by $93 million received from asset sales in 2007, including non-core subsidiaries and a facility in the United Kingdom.

        Financing Activities.    Our net cash provided by financing activities was $259 million in 2008 and our net cash used in financing activities was $253 million in 2008. The use of cash from financing activities for the year ended December 31, 2008 was due to $151 million in cash used to repurchase debt in 2008, $60 million in cash distributions to our parent company, $24 million of payments for a net share settlement for participants of our long-term equity plan, $10 million of mandatory term loan payments and $8 million of capital lease payments, offset by $259 million of borrowings on our revolving credit facility. We drew $259 million from our revolving credit facility in 2008 to further enhance our liquidity and cash position as we continue to execute our business plans. The source of cash from financing activities for the year ended December 31, 2007 was due to $1,040 million borrowed in connection with the acquisition of Worldspan, $600 million from term loans borrowed by Orbitz Worldwide, $477 million of net proceeds generated from the Orbitz Worldwide initial public offering, a $135 million contribution from our parent and $5 million from the issuance of capital stock, partially offset by $1,091 million in repayment of term loans with the proceeds of the Orbitz Worldwide initial public offering and borrowing under its credit facilities and $30 million of debt issuance costs.

Future Financing Structure

        As indicated in "Trends in Our Businesses" above, we expect to experience continued pressure on our revenue in 2009 associated with the weakness in the macroeconomic environment. Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, debt service obligations and debt repurchases. We believe our cash and cash equivalents balance as of December 31, 2008 of $345 million in cash and our anticipated 2009 cash flow from operations will be sufficient to fund our working capital needs, capital expenditures and our business requirements for at least the next 12 months.

        If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2009 by taking cost reduction measures or reducing capital expenditures from existing levels. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

        As market conditions warrant, we and our equity holders may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise. During 2008, we repurchased approximately $180 million aggregate principal amount of notes at a discount and made $10 million of mandatory term loan payments.

Debt and Financing Arrangements

Senior Secured Credit Facilities

        Our original senior secured credit facilities provided senior secured financing of $2.6 billion, consisting of (i) a $2.2 billion term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings.

        Travelport LLC is the borrower (the "Borrower") under the senior secured credit facilities. All obligations under the senior secured credit agreement are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited, as intermediate parent guarantor, and, subject to certain exceptions, each of our existing and future domestic wholly owned subsidiaries.

        In May 2007, the Borrower amended its senior secured credit agreement to allow for (i) borrowings of $1.04 billion of additional term loans for the acquisition of Worldspan on August 21, 2007; (ii) an increase of $25 million under the revolving credit facility; (iii) an increase of $25 million in the synthetic letter of credit facility, and (iv) a reduction in the interest rate on the euro-denominated term loans from EURIBOR plus 2.75% to EURIBOR plus 2.5%.

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

        As of December 31, 2008, borrowings under the US term loan facility bear interest at LIBOR plus 2.25% with respect to the dollar-denominated facility, and EURIBOR plus 2.25% with respect to the euro-denominated facility. Borrowings under the $300 million revolving credit facility bear interest at LIBOR plus 2.5%. Under the $150 million synthetic letter of credit facility, the Company must pay a facility fee equal to the applicable margin under the US term loan facility on the amount on deposit. The applicable margin for borrowings under the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted depending on the Company's leverage ratios.

        During the year ended December 31, 2007, we made a $100 million discretionary repayment of amounts outstanding under the term loan portion of our senior secured credit facility and repaid approximately $16 million of the term loan as required under the agreement.

        During the year ended December 31, 2008, we repaid approximately $10 million of debt under our senior secured credit facility as required under the senior secured credit agreement. In addition, the principal amount outstanding under the Euro-denominated term loan facility decreased by approximately $22 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by us.

        At December 31, 2008, there were $263 million of borrowings and approximately $2 million of letter of credit commitments outstanding under our revolving credit facility. Pursuant to our Separation Agreement with Orbitz Worldwide, we maintain letters of credit under our synthetic letter of credit facility on behalf of Orbitz Worldwide. In addition, there were approximately $147 million of commitments outstanding under the synthetic letter of credit facility, including $67 million in letters of credit outstanding on behalf of Orbitz Worldwide.

        In addition to paying interest on outstanding principal under the senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be adjusted depending on our leverage ratios. The Company is also required to pay customary letter of credit fees.

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

        During the year ended December 31, 2008, we repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated notes decreased by approximately $14 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by us.

        The indentures governing the Senior Notes and Senior Subordinated Notes limit our and our subsidiaries' ability to:

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

        As of December 31, 2008, we were in compliance with all restrictive and financial covenants related to our long-term debt.

        Subject to certain exceptions, the indentures governing the Senior Notes and the Senior Subordinated Notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-US operations of Travelport, guarantee the Senior Notes and the Senior Subordinated Notes. As a result, these entities are more restricted than the issuer and the guarantors in their ability to incur indebtedness.

Orbitz Worldwide Initial Public Offering

        On July 25, 2007, Orbitz Worldwide completed an initial public offering of approximately 41% of its equity for net proceeds of approximately $477 million. In addition, Orbitz Worldwide entered into a senior secured credit agreement consisting of a seven-year $600 million senior secured term loan facility and a six-year $85 million senior secured revolving credit facility. Approximately $530 million of the proceeds from borrowings under Orbitz Worldwide's term loan facility were used to repay indebtedness owed to us and to pay us a dividend. We used such proceeds to repay a portion of our senior secured credit facilities.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts that we utilize do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $10 million, $47 million and $116 million and $(41) million, for the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008, respectively.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges. We recorded a $28 million non-cash loss related to the change in fair value of our interest rate swaps that are not classified as cash flow hedges.

Financial Obligations

Contractual Obligations

        The following table summarizes our future contractual obligations as of December 31, 2008. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) payments that may result from the transfer to the Company of certain assets by Avis Budget; (iii) income tax payments related to FIN 48, for which the timing is uncertain; or (iv) the various guarantees described in the notes to the Financial Statements included herein.

	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Debt	$19	$19	$18	$281	$2,164	$1,301	$3,802
Interest payments(a)	264	248	247	226	201	207	1,393
Operating leases (b)	32	23	19	18	16	54	162
Other purchase commitments(c)	84	75	65	55	21	—	300

Total	$399	$365	$349	$580	$2,402	$1,562	$5,657

(a)
Includes the effects of hedging instruments on our variable rate debt.

(b)
Primarily reflects operating leases on facilities and data processing equipment.

(c)
Primarily reflects our agreement with IBM for data center services.

Other Commercial Commitments and Off-Balance Sheet Arrangements

        Purchase Commitments.    In the normal course of business, we make various commitments to purchase goods or services from specific suppliers and for other capital expenditures. As of December 31, 2008, we had approximately $300 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2013.

        Standard Guarantees/Indemnifications.    In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees and indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks or other intellectual property, (iv) access to credit facilities and use of derivatives and (v) issuances of debt securities. The guarantees and indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in credit facility arrangements and derivative contracts and (iv) underwriters in debt security issuances. While some of these guarantees and indemnifications extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees and indemnifications, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees and indemnifications, such as indemnifications of landlords against third party claims for the use of real estate property leased by us, insurance coverage is maintained that mitigates any potential payments to be made.

Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of 'Present Fairly in Conformity with Generally Accepted Accounting Principles". SFAS No. 162 is not expected to have a material impact on our financial statements.

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 establishes enhanced disclosure requirements for derivatives instruments and hedging activities. We adopted the provisions of SFAS No. 161 on January 1, 2009, as required, and are currently evaluating the impact of such adoption on the financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact that the adoption of this statement will have on our results of operations or financial condition will depend on future acquisitions.

        In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also clarifies the accounting and reporting for deconsolidation of a subsidiary. The provisions of this statement are effective for periods beginning January 1, 2009. We are currently evaluating the impact of the adoption of this statement on the financial statements.

        We adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), effective January 1, 2008. SFAS No. 159 provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. We have elected not to apply the fair value option to its financial assets and liabilities.

        We have adopted the provisions of SFAS No. 157, "Fair Value Measurement" ("SFAS No. 157"), effective January 1, 2008. Under this standard, the financial assets and liabilities on the Company's balance sheet that are required to be recorded at fair value on a recurring basis are marketable securities and assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market rates obtained from sources independent of us. Unobservable inputs are inputs that reflect our estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available.

        The hierarchy defined by SFAS No. 157 is broken down into three levels based on the reliability of inputs as follows:

    Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

    Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

    Level 3—Valuations based on inputs that are unobservable and significant to overall fair value measurement.

        Our marketable securities are classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are included within other current assets on our Consolidated Condensed Balance Sheet. These securities are actively traded on exchanges and have price quotes for identical assets to the securities held by us, and as such, the valuations are considered within Level 1 of the fair value hierarchy.

        We use derivative instruments as part of our overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, we do not use derivatives for trading or speculative purposes. We determine the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk. These pricing models are categorized within Level 2 of the fair value hierarchy.

        The adoption of SFAS No. 157 did not have a significant impact on our results of operations or balance sheet as of January 1, 2008. At December 31, 2008, the fair value of the derivative contracts in an asset position reflected an adjustment of less than $1 million due to the credit assessment of the counterparty, while the fair value of derivative contracts in a liability position reflected adjustments of approximately $21 million due to our credit assessment. See Note 15, Financial Instruments, for additional information.

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

        We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 15—Financial Instruments to the financial statements. Our principal market exposures are interest rate and foreign currency rate risks.

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

        The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a current market pricing model to assess the changes in monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates as of December 31, 2007 and 2008.

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

        We used December 31, 2007 and 2008 market rates to perform the sensitivity analyses separately for each of our outstanding financial instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in exchange rates.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

        The consolidated financial statements and related footnotes of Travelport's noncontrolled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Orbitz Worldwide, Inc. with the SEC on March 11, 2009. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) for the year ended December 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

        In connection with the filing of the Form 10-K for the year ended December 31, 2007, the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, respectively, carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, as of December 31, 2007. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in recording and reporting the information required by the Act.

        Subsequent to the evaluation made in connection with the filing of the Form 10-K for the year ended December 31, 2007 and in connection with the restatement and filing of Amendment No. 1 on Form 10-K/A on September 26, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company's disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 because of the identification of the material weakness in its internal control over financial reporting, described below, which the Company views as an integral part of its disclosure controls and procedures.

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

        (b)   Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

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

        As of December 31, 2008, the Company completed its remediation efforts of the material weakness described above.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

        The following table sets forth information about our executive officers and directors:

Name	Age	Position
Jeff Clarke	47	President, Chief Executive Officer and Director
Michael E. Rescoe	56	Executive Vice President and Chief Financial Officer
Gordon A. Wilson	42	President and Chief Executive Officer, GDS Business
Kenneth S. Esterow	44	President and Chief Executive Officer, GTA Business
Eric J. Bock	43	Executive Vice President, Chief Administrative Officer and General Counsel; Chief Compliance Officer
Jo-Anne Kruse	42	Executive Vice President, Human Resources
Paul C. Schorr IV	41	Chairman of the Board of Directors
Martin J. Brand	34	Director
William J.G. Griffith	37	Director
M. Gregory O'Hara	42	Director

        Jeff Clarke.    Mr. Clarke has served as our President and Chief Executive Officer since April 2006. Mr. Clarke has served as a member of our Board of Directors since September 2006. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has 21 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to May 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett- Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq's merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Boards of Directors of UTStarcom, Inc., a Nasdaq company involved in IP-based, end-to-end networking solutions, and Red Hat, Inc., a New York Stock Exchange company that is a leading open source technology solutions provider. Mr. Clarke is also a member of the Board of Directors of the Transatlantic Business Dialogue, an executive committee member of the World Travel and Tourism Council (WTTC) and a member of the Geneseo Foundation Board of Directors (Charitable Foundation for SUNY at Geneseo).

        Michael E. Rescoe.    Mr. Rescoe has served as our Executive Vice President and Chief Financial Officer since November 2006. Mr. Rescoe has 30 years of investment banking and chief financial officer experience with Fortune 100 companies. Most recently, Mr. Rescoe was Chief Financial Officer for Tennessee Valley Authority ("TVA"), which he joined in July 2003. His responsibilities included treasury, accounting, risk management, financial planning, investor relations and retirement services, and he oversaw the development and implementation of all financial strategies for the corporation. Before joining TVA, Mr. Rescoe served as Chief Financial Officer and Executive Vice President of Finance and Planning at 3Com Corporation, a global leader in network technology solutions, in Santa Clara, California. While at 3Com, Mr. Rescoe helped to complete the spin-off of Palm, Inc., the corporation's hand-held computing division. Prior to that, Mr. Rescoe was Chief Financial Officer of PG&E Corporation, one of the nation's largest utility and energy companies, located in San Francisco, California. Mr. Rescoe also served as Executive Vice President and Chief Financial Officer for Dallas-based Enserch Corporation (formerly Lone Star Gas), a diversified energy and utility company that was merged into TXU Inc. Mr. Rescoe has served on the Board of Directors and as Chairman of the Audit Committee of Global Crossing Limited since 2003.

        Gordon A. Wilson.    Mr. Wilson has served as President and Chief Executive Officer of Travelport's GDS business, comprising the GDS business, IT Services and Software and Travelport Business Intelligence, since November 2006. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant's Travel Distribution Services Division from July 2005 to August 2006 and Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2003, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa in Johannesburg, General Manager of Galileo Portugal and Spain in Lisbon, and General Manager of Airline Sales and Marketing. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

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

        Eric J. Bock.    Mr. Bock has served as our Executive Vice President, General Counsel and Chief Compliance Officer since August 2006 and our Chief Administrative Officer since January 2009. Mr. Bock served as our Corporate Secretary from August 2006 to January 2009. Mr. Bock oversees our legal, government relations, communications, compliance, corporate secretarial and corporate strategic development functions. Mr. Bock also serves on the Board of Directors of numerous subsidiaries of Travelport, as well as Travelport's Employee Benefits and Charitable Contribution Committees. From May 2002 to August 2006, Mr. Bock was Executive Vice President, Law and Corporate Secretary of Cendant where he oversaw legal groups in multiple functions, including corporate matters, finance, mergers and acquisitions, corporate secretarial and governance, as well as the Travelport legal function since its inception in 2001. From July 1997 until December 1999, Mr. Bock served as Vice President, Legal and Assistant Secretary of Cendant and was promoted to Senior Vice President in January 2000 and Corporate Secretary in May 2000. Prior to this, Mr. Bock was an associate in the corporate group at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

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

        Paul C. Schorr IV ("Chip").    Mr. Schorr has served as a member of our Board of Directors since July 2006 and as the Chairman of our Board of Directors since September 2006. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for the firm's technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan and NTelos. He had been with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University's School of Foreign Service. Mr. Schorr is a member of the Board of Directors of Freescale Semiconductor, Inc. and Orbitz Worldwide, Inc. Mr. Schorr is also a member of the Board of Jazz at Lincoln Center.

        Martin J. Brand.    Mr. Brand has served as a member of our Board of Directors, Chairman of our Audit Committee and a member of our Compensation Committee since March 2007. Mr. Brand is a Principal in the Corporate Private Equity Group of Blackstone. Mr. Brand joined Blackstone's London office in 2003 and transferred to Blackstone's New York office in 2005. Since joining Blackstone, Mr. Brand has been involved in the execution of the firm's direct investments in SULO, Kabel BW, Primacom, New Skies, CineUK, NHP, Travelport, Vistar, Performance Food Group and OSUM, as well as add-on investments in Cleanaway and Worldspan. Before joining Blackstone, Mr. Brand was a consultant with McKinsey & Company. Prior to that, Mr. Brand was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo. Mr. Brand is a member of the Board of Directors of Performance Food Group Company.

        William J.G. Griffith.    Mr. Griffith has served as a member of our Board of Directors and our Audit Committee and Compensation Committee since September 2006. Mr. Griffith is a General Partner of Technology Crossover Ventures, or TCV, a private equity and venture capital firm. Mr. Griffith joined TCV as a Principal in 2000 and became a General Partner in 2003. Prior to joining TCV, Mr. Griffith was an associate at The Beacon Group, a private equity firm that was acquired by JP Morgan Chase in 1999. Prior to that, Mr. Griffith was an investment banking analyst at Morgan Stanley. Mr. Griffith serves on the Boards of Directors of Orbitz Worldwide, Inc. and several privately-held companies.

        M. Gregory O'Hara.    Mr. O'Hara has served as a member of our Board of Directors since April 2008 and a member of our Audit Committee and Compensation Committee since April 2008. Mr. O'Hara has served as a Managing Director of One Equity Partners (OEP) since January 2006 and has over 20 years of operating experience. Prior to joining OEP, Mr. O'Hara served as Executive Vice President of Worldspan from June 2003 to December 2005 and was a member of its board of directors. Prior to this, Mr. O'Hara was a management partner advising Citicorp Venture Capital and Ontario Teachers Pension Plan, served as Senior Vice President of Sabre, and worked in various capacities for Perot Systems Corporation. Mr. O'Hara holds a M.B.A. from Vanderbilt University.

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

Transition of Certain Corporate Functions

        As part of our ongoing efforts to operate in the most effective manner, we have determined to consolidate many of our corporate financial and human resources functions into our UK based GDS headquarters effective as of the fourth quarter of 2009. Our current financial and human leadership teams will transition their responsibilities over the next several months to executives based in the UK. Our Chief Financial Officer, Michael Rescoe, and our Executive Vice President, Human Resources, Jo-Anne Kruse, have determined that they will not be relocating to the UK and will be departing on October 1, 2009 and October 2, 2009, respectively, following the transition. As part of the transition, Philip Emery, currently Chief Financial Officer, Travelport GDS, will be appointed Deputy Chief Financial Officer of Travelport and will report to Mr. Rescoe. Following the transition period, we expect to appoint Mr. Emery as Chief Financial Officer of Travelport.

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

  Audit Committee

        Our Audit Committee is comprised of Messrs. Schorr, Brand, Griffith and O'Hara. Mr. Brand is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

        As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

  Compensation Committee

        Our Compensation Committee is comprised of Messrs. Schorr, Brand, Griffith and O'Hara. Mr. Schorr is the Chairman of the Compensation Committee. The compensation committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

        Since our separation from Cendant, our executive compensation plans have been designed to attract and retain talented individuals and to link the compensation of those individuals to our performance.

        Following the separation, we adjusted the compensation of our executives to reflect our status as a newly-independent company owned by private equity firms. Specifically, we entered into the equity arrangements described below, and we entered into employment agreements with most of our senior executives, which standardized the employment terms for these individuals and reflected the financial terms, such as the base salary and annual target bonus, in light of their new roles in Travelport. In 2008, we awarded bonuses to our executive officers to reflect our success as a company and our executives' contributions to that success.

        We have, from time to time, used market data provided by Towers Perrin, Frederick W. Cook, Mercer Consulting and Hewitt New Bridge Street Consultants to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to ensure that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 250 and 350 survey data. Compensation data on competitive companies is generally not available because they are privately held.

        The Compensation Committee of our Board of Directors is comprised of Messrs. Schorr (chair), Brand, Griffith and O'Hara. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

        Our Named Executive Officers for the fiscal year ended December 31, 2008 are Jeff Clarke, our President and Chief Executive Officer, Gordon Wilson, our President and Chief Executive Officer, GDS, Kenneth Esterow, our President and Chief Executive Officer, GTA, Eric J. Bock, our Executive Vice President, Chief Administrative Officer and General Counsel, and Michael Rescoe, our Executive Vice President and Chief Financial Officer.

Executive Compensation Objectives and Philosophy

        As a privately-held company, our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and who are leaders in our unique, technology-based industry. As a result of the industry's historical and current developments, cash and other compensation paid to our executive officers are typically highly competitive.

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

Other Considerations

        We also consider individual circumstances related to each executive's retention. For example, when Mr. Clarke was hired by Cendant as our Chief Executive Officer to guide us through either the completion of the sale of the Travelport businesses to a third party or through an initial public offering, he forfeited certain economic incentives associated with his previous employment. As a result, Cendant provided Mr. Clarke with a compensation package designed to compensate Mr. Clarke for the forfeited awards. The level of his compensation was also set by Cendant to be commensurate with the compensation of other similarly situated chief executives in the industry and within Cendant, and to reflect the post-employment non-competition covenant to which Mr. Clarke agreed as part of his employment contract. Likewise, in connection with the separation from Cendant, Mr. Clarke agreed to amend certain terms of his employment agreement in light of the fact that we would be a privately-held company, and we provided Mr. Clarke with a compensation package that was comparable in economic terms to his former compensation package at Cendant and reflected his enhanced responsibility due to our sale by Cendant. The specific terms of Mr. Clarke's employment agreement are set forth below under "—Employment Agreements."

        In addition, the other Named Executive Officers, with the exception of Mr. Rescoe, who joined us following the separation, similarly received compensation packages that reflected their new responsibilities following the separation.

        Salary.    Base salaries for our Named Executive Officers reflect each executive's level of experience, responsibilities and expected future contributions to our success, as well as market competitiveness. Base salaries are specified in each officer's employment agreement, which dictates the individual's base salary for so long as the agreement specifies, as described more fully below under "—Employment Agreements." We review base salaries annually based upon, among other factors, individual and company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

        Bonuses.    We pay two different types of bonuses:

  •
  Discretionary Bonus.  Discretionary bonuses can take the form of signing, retention, sale and other discretionary bonuses, as determined by the Compensation Committee. We paid discretionary bonuses to our Named Executive Officers in 2008, as described in "—Summary Compensation Table" below, and we may elect to pay these types of bonuses again from time to time in the future.

  •
  Annual Incentive Compensation (Bonus).  We have developed an annual bonus program to align executives' goals with our objectives for the applicable year. The target payment for each of our Named Executive Officers is specified in each Named Executive Officer's employment agreement and ranges from 100% to 150% of each officer's base salary (with a maximum of 350% of the target level for Mr. Clarke). As receipt of these bonuses is subject to the attainment of performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. For 2008, these bonuses were based primarily upon achievement as compared to the adjusted EBITDA stretch targets established by our Board of Directors for the first and second halves of the year. The bonuses paid for the first half and the second halves of 2008 pursuant to these arrangements are set forth in the Summary Compensation Table below under the "Non-Equity Incentive Plan Compensation" column. Annual bonuses for 2009 will be similarly structured and will also be based upon the achievement of adjusted EBITDA targets established by our Board of Directors. For 2009, executive officers other than Mr. Clarke will have a maximum potential award of 200% of base salary. The maximum potential award for Mr. Clarke will continue to be 350% of target level.

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

        Pension and Non-Qualified Deferred Compensation.    None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for U.S. executives.

        All Other Compensation.    We have a limited program granting perquisites and other benefits to our executive officers.

Summary Compensation Table

        The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)		Total ($)
Jeff Clarke,	2008	1,000,000	209,688	0	3,375,000	853,648	(5)	5,438,336
President, Chief Executive Officer	2007	1,000,000	0	35,059,616	5,250,000	1,340,271		42,649,887
and Director
Gordon Wilson,	2008	547,238	85,854	0	820,856	140,199	(7)	1,594,147
President and Chief Executive	2007	653,363	0	14,762,136	1,389,430	164,602		16,969,531
Officer, GDS(6)
Kenneth Esterow,	2008	500,000	59,486	0	750,000	156,746	(8)	1,466,231
President and Chief Executive	2007	433,654	0	9,123,789	925,000	326,153		10,808,596
Officer, GTA
Eric J. Bock,	2008	475,000	44,759	0	712,500	385,229	(9)	1,617,488
Executive Vice President, Chief	2007	430,769	0	6,702,443	900,000	214,413		8,247,625
Administrative Officer and
General Counsel
Michael Rescoe,	2008	500,000	67,622	0	750,000	157,107	(10)	1,474,729
Executive Vice President and	2007	500,000	0	11,847,696	1,000,000	531,569		13,879,265
Chief Financial Officer

(1)
Amounts included in this column reflect a special bonus paid to management in May 2008. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus), which are reported separately in the column entitled Non-Equity Incentive Plan Compensation.

(2)
Amounts included in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123R in connection with awards of Restricted Equity Units, Class B Units, Class B-1 Units, Class C Units and Class D Units. The amounts in this column for 2007 reflect vesting of 73.53% of the Restricted Equity Units granted pursuant to the Supplemental Profit Sharing Plan. Such Restricted Equity Units vested based upon our achievement of a certain level of EBITDA in 2007. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Amounts included in this column for 2007 include the incremental value of Class C Units and Class D Units that were granted in 2006 for which the value was adjusted in 2007 pursuant to modifications in vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 18, "Equity-Based Compensation," to the financial statements included in this Form 10-K.

(3)
Amounts included in this column include amounts paid as annual incentive compensation (bonus).

(4)
As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FAS 123R value and, thus, dividends paid to our Named Executive Officers in 2007 and 2008 are not included in All Other Compensation.

(5)
Includes company matching 401(k) contributions of $13,800, bonus deferred compensation match of $292,500, base compensation deferred compensation match of $46,200, housing allowance and related benefits of $153,501, tax assistance on such housing allowance benefits of $153,408, financial planning benefits of $7,810, tax assistance on such financial planning benefits of $8,842, payment of employee FICA on vesting of Restricted Equity Units of $89,149 and tax assistance on such FICA of $88,438.

(6)
All amounts expressed for Mr. Wilson (with the exception of equity awards) were paid in British pounds and have been converted to U.S. dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.4593 U.S. dollars to 1 British pound as of December 31, 2008 and 1.9849 U.S. dollars to 1 British pound as of December 31, 2007.

(7)
Includes company matching pension contributions of $83,837, travel allowance of $4,378, car allowance benefits of $37,292 and financial planning benefits of $14,593.

(8)
Includes company matching 401(k) contributions of $13,800, bonus deferred compensation match of $48,242, base compensation deferred compensation match of $11,539, car allowance benefits of $13,013, tax assistance on such car allowance benefits of $2,508, payment of employee FICA on vesting of Restricted Equity Units of $36,291 and tax assistance on such FICA of $31,353.

(9)
Includes company matching 401(k) contributions of $13,800, bonus deferred compensation match of $41,325, base compensation deferred compensation match of $10,962, relocation benefits of $216,913 (including tax assistance of $81,395), financial planning benefits of $2,435, car allowance benefits of $16,556, tax assistance on financial planning and car allowance benefits of $13,715, payment of employee FICA on vesting of Restricted Equity Units of $36,291 and tax assistance on such FICA of $33,232. For more details on Mr. Bock's relocation, please see Item 13 on Certain Relationships and Related Transactions, and Director Independence.

(10)
Includes company matching 401(k) contributions of $10,205, bonus deferred compensation match of $43,500, car allowance benefits of $16,735, tax assistance on such car allowance benefits of $10,067, payment of employee FICA on vesting of Restricted Equity Units of $41,096 and tax assistance on such FICA of $35,504.

Grants of Plan-Based Awards During 2008

		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Plan Awards
Name	Type of Award	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
Jeff Clarke, President, Chief Executive Officer and Director	Non-Equity Incentive plan	$0	$1,500,000	$5,250,000	n/a	n/a	n/a	n/a	n/a
Gordon Wilson, President and Chief Executive Officer, GDS	Non-Equity Incentive Plan	$0	$547,238	$1,094,475	n/a	n/a	n/a	n/a	n/a
Kenneth Esterow, President and Chief Executive Officer, GTA	Non-Equity Incentive Plan	$0	$500,000	$1,000,000	n/a	n/a	n/a	n/a	n/a
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	Non-Equity Incentive Plan	$0	$475,000	$950,000	n/a	n/a	n/a	n/a	n/a
Michael Rescoe, Executive Vice President and Chief Financial Officer	Non-Equity Incentive Plan	$0	$500,000	$1,000,000	n/a	n/a	n/a	n/a	n/a

Employment Agreements

        We have employment agreements with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. Named Executive Officers also have received equity-based awards in TDS Investor (Cayman) L.P.

Jeff Clarke, President and Chief Executive Officer

        Compensation, Term.    We entered into an amended employment agreement with Jeff Clarke, effective September 26, 2006, pursuant to which he serves as our President and Chief Executive Officer. Mr. Clarke's employment agreement has a three-year term and provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Clarke is entitled to a minimum base salary of $1,000,000, subject to annual increases at the discretion of our Board of Directors, although effective January 31, 2009, Mr. Clarke has voluntarily reduced his salary 5% for the remainder of 2009. Mr. Clarke is eligible for a target annual bonus of 150% of his unreduced base salary upon the achievement of an annual EBITDA target established by our Board (with a maximum potential bonus of 350% of target level).

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

  •
  an amount equal to 299% multiplied by the sum of (i) his unreduced annual base salary and (ii) his target annual bonus; and

  •
  vesting of any equity-based awards to the extent provided for in the applicable award agreements.

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

Gordon Wilson, President and Chief Executive Officer, GDS

        Compensation, Term.    Travelport International Ltd (formerly Galileo International Ltd. and our wholly-owned, indirect subsidiary) entered into a service agreement with Gordon Wilson effective March 30, 2007, which reflects the material terms of the Company's earlier agreements with Mr. Wilson. The service agreement continues until it is terminated by either party giving to the other at least twelve months' prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £325,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 100% of his base salary. Mr. Wilson's period of continuous employment with us commenced on May 13, 1991 and will automatically terminate on his 60th birthday. Mr. Wilson's current base salary is £375,000.

        Severance Terms.    Mr. Wilson's employment agreement requires that if either he or we serve notice to the other to terminate Mr. Wilson's employment with us, in our absolute discretion, we may require him to take "garden leave" for all or part of the remaining period of his employment. If Mr. Wilson is asked to take "garden leave," he:

  •
  has agreed to resign immediately from any offices he holds with us or any affiliate upon our request;

  •
  may be required to carry out none or some of his duties during the remaining period of his employment;

  •
  must return to us all documents and other materials (including copies) belonging to us or any affiliate containing confidential business information;

  •
  may not, without our permission, contact or attempt to contact in a business context any of our employees, clients, suppliers or professional advisers that he reasonably expected to know or have known in the course of his duties with us; and

  •
  may not attend his place of work or any other of our or our affiliates' premises unless requested to do so.

During any period of "garden leave," Mr. Wilson will continue to receive his full salary, other remuneration and benefits.

Messrs. Rescoe (Executive Vice President and Chief Financial Officer), Esterow (President and Chief Executive Officer, GTA), and Bock (Executive Vice President, Chief Administrative Officer and General Counsel)

        Compensation, Term.    The employment agreements for Michael Rescoe, Kenneth Esterow and Eric Bock each have a three-year initial term. They provide for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Each of the agreements also includes provision for the payment of an annual base salary subject to annual review and adjustment, and each of them is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary (and in the case of Mr. Esterow, as calculated prior to the reduction described below). Mr. Rescoe's current base salary is $500,000 and Mr. Esterow's base salary is $500,000, although effective January 31, 2009, Mr. Esterow has voluntarily reduced his salary 5% for the remainder of 2009. Mr. Bock's current base salary is $475,000.

        Severance Terms.    The terms of the employment agreements for each of Messrs. Esterow and Rescoe establish that, if such officer is terminated by us without cause or resigns as a result of constructive termination, he will continue to receive his then annual base salary and target annual bonus in accordance with our normal payroll practices for a period of twenty-four months, subject to his compliance with post-employment restrictive covenants. For Mr. Bock, pursuant to a 2007 amendment to his employment agreement, this period is thirty-six months, subject to his compliance with post-employment restrictive covenants. In addition, each of them will receive his then accrued rights, a pro rata portion of his then annual bonus for the year of termination, payable when otherwise paid to executives for that year, and any vesting of any equity-based awards to the extent provided for in the applicable award agreements.

        As discussed in "Directors, Executive Officers and Corporate Governance—Transition of Certain Corporate Functions" above, Mr. Rescoe will no longer serve as our Chief Financial Officer and will be leaving the Company on October 1, 2009. Subject to the terms of our agreement with Mr. Rescoe, we will be paying Mr. Rescoe the amounts specified in his employment agreement plus certain other specified amounts, as set forth in the Agreement and General Release between us and Mr. Rescoe.

        Constructive Termination.    Constructive termination is defined in the employment agreements for Messrs. Esterow, Rescoe and Bock as:

  •
  any material reduction in annual base salary or target annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

  •
  our failure to pay compensation or benefits when due;

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

Restrictive Covenants

        As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement provides that these restrictions are in place for two years after the termination of employment. In the case of Messrs. Clarke, Rescoe, Esterow and Bock, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Mr. Wilson, the restrictions contained in his employment agreement are effective for a period of 12 months following the termination of his employment. Should we exercise our right to place Mr. Wilson on "garden leave," the period of time that he is on such leave will be subtracted from and thereby reduce the length of time that he is subject to these restrictive covenants in his employment agreement.

        In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, and assignable and sub-licensable license over all intellectual property rights that result from his work while employed with us.

Our Equity Incentive Plan

        Under the terms of the TDS Investor (Cayman) L.P. 2006 Interest Plan, as amended and/or restated, we may grant equity incentive awards in the form of Class A-2 Units or Restricted Equity Units to our current or prospective officers, employees, non-employee directors or consultants.

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

Restricted Equity Awards

        Our Named Executive Officers hold a number of Class A-2 Units. We converted all vested Restricted Equity Units ("REUs") granted before July 1, 2008 to Class A-2 Units on December 10, 2008. In connection with that conversion, the Company gave executives who held such REUs the option of net share settlement (i.e. withholding units equivalent to the taxes to be withheld) or writing a check for the taxes, and the Company forwarded the amount withheld or paid to applicable tax authorities. As a result, none of our Named Executive Officers currently hold any vested or unvested REUs. The Class A-2 Units are interests in a limited partnership and have economic characteristics that are similar to those of shares of common stock in a corporation.

Outstanding Equity Awards at 2008 Fiscal-Year End

Stock Awards
Name	Type of Award	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Jeff Clarke,	n/a	n/a	n/a	n/a	n/a
President, Chief Executive
Officer and Director
Gordon Wilson,	n/a	n/a	n/a	n/a	n/a
President and Chief
Executive Officer, GDS
Kenneth Esterow,	n/a	n/a	n/a	n/a	n/a
President and Chief
Executive Officer, GTA
Eric J. Bock,	n/a	n/a	n/a	n/a	n/a
Executive Vice President,
Chief Administrative
Officer and General
Counsel
Michael Rescoe,	n/a	n/a	n/a	n/a	n/a
Executive Vice President and
Chief Financial Officer

(1)
As noted above, none of the Company's Named Executive Officers held any outstanding equity awards (e.g., REUs) at 2008 fiscal year end.

Option Exercises and Stock Vested in 2008

	Number of Restricted Equity Units Becoming Vested During the Year	Number of Shares/Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Jeff Clarke,	2,170,312	2,170,312	$6,148,184
President, Chief Executive Officer and Director
Gordon Wilson,	1,218,122	1,218,122	$3,450,765
President and Chief Executive Officer, GDS
Kenneth Esterow,	883,495	883,495	$2,502,815
President and Chief Executive Officer, GTA
Eric J. Bock,	883,495	883,495	$2,502,815
Executive Vice President, Chief Administrative
Officer and General Counsel
Michael Rescoe,	1,000,478	1,000,478	$2,834,211
Executive Vice President and Chief Financial
Officer

(1)
Reflects vesting of 73.53% of the Restricted Equity Units (REUs) granted pursuant to the Travelport 2007 Supplemental Profit Sharing Plan.

(2)
Reported values were calculated using the same basis as used in the determination of FICA tax liability for US participants. The unit values were based on the most recent independent valuation of the Company at the vesting date.

Pension Benefits in 2008

        No Named Executive Officers are currently in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2008

        All amounts disclosed in this table relate to our Travelport Americas, LLC Officer Deferred Compensation Plan (the "the Deferred Compensation Plan"). The Deferred Compensation Plan allows certain executives to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2008, this compensation included base salary and semi-annual bonus, and the employer match was up to 6%. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

        In contrast to earlier tables that reflect amounts paid for 2008, the amounts in the table below are only those received in 2008, i.e. they include deferred compensation amounts in 2008 for 2007 but not deferred compensation amounts in 2009 for 2008.

Name	Beginning Balance at Prior FYE (12/31/2007) ($)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2008) ($)
Jeff Clarke, President, Chief Executive Officer and Director	1,065,886	1,123,154	358,889	(871,305)	0	1,676,624
Gordon Wilson, President and Chief Executive Officer, GDS(a)	—	—	—	—	—	—
Kenneth Esterow, President and Chief Executive Officer, GTA	101,090	76,281	76,281	(78,152)	0	175,500
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	0	43,244	43,244	(20,593)	0	65,895
Michael Rescoe, Executive Vice President and Chief Financial Officer	0	30,000	30,000	(21,733)	0	38,267

(a)
Mr. Wilson participates in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and therefore is not included in this table.

Severance Arrangements

Potential Payments Upon Termination of Employment

        The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the Named Executive Officers would be entitled upon termination of employment on December 31, 2008.

  Potential Payments Upon Termination of Employment or Change in Control

Current		Cash Severance Payment($)	Continuation of Certain Benefits (present value)($)	Acceleration and Continuation of Equity Awards (unamortized expense as of 12/31/08)($)	Excise Tax Gross-up($)	Total Termination Benefits($)
Jeff Clarke
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	7,475,000	106,701	0	0	7,581,701
•	Change in Control (CIC)	0	0	0	0	0
•	Involuntary or good reason termination after CIC	7,475,000	106,701	0	0	7,581,701
Gordon Wilson
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,188,950	0	0	0	2,188,950
•	Change in Control (CIC)	0	0	0	0	0
•	Involuntary or good reason termination after CIC	2,188,950	0	0	0	2,188,950
Kenneth Esterow
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,500,000	64,862	0	0	2,564,862
•	Change in Control (CIC)	0	0	0	0	0
•	Involuntary or good reason termination after CIC	2,500,000	64,862	0	0	2,564,862
Eric J. Bock
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	3,325,000	160,275	0	0	3,485,275
•	Change in Control (CIC)	0	0	0	0	0
•	Involuntary or good reason termination after CIC	3,325,000	160,275	0	0	3,485,275
Michael Rescoe
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	2,500,000	78,906	0	0	2,578,906
•	Change in Control (CIC)	0	0	0	0	0
•	Involuntary or good reason termination after CIC	2,500,000	78,906	0	0	2,578,906

        Accrued Pay and Regular Retirement Benefits.    The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to our salaried employees generally upon termination of employment. These include:

  •
  Accrued salary and vacation pay;

  •
  Earned but unpaid bonus; and

  •
  Distributions of plan balances under our 401(k) plan and the Deferred Compensation Plan.

        Deferred Compensation.    The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2008 table above.

        Death and Disability.    A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally.

        Involuntary and Constructive Termination and Change-in-Control Severance Pay Program.    As described above under "—Employment Agreements," the Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Clarke, Rescoe, Esterow and Bock, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Mr. Wilson, a resignation due to fundamental breach of contract. The amounts shown in the table are for such "involuntary or constructive terminations" and are based on the following assumptions and provisions in the employment agreements:

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

  •
  Definitions of Cause and Constructive Termination (only applicable to Messrs. Clarke, Rescoe, Esterow and Bock)

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

  •
  In the case of Mr. Clarke only, if executive purposefully or knowingly makes a false certification to the Company pertaining to its financial statements or by reason or any court or administrative order, arbitration or other ruling, the executive's ability to fully perform his duties as President and Chief Executive Officer or as a member of the Board is materially impaired;

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

    •
    In the case of Mr. Clarke only, the Company's failure to nominate the executive for election to the Board of Directors or failure of the executive to be re-elected to the Board of Directors resulting from the failure of the Company's majority shareholder to vote in favor of the executive;

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

  •
  Cash severance payment.  For Mr. Clarke, the cash severance payment represents 2.99 times the sum of his base salary and target annual bonus plus a pro rata annual bonus for the year of termination. For Mr. Rescoe and Mr. Esterow, this represents the payment of two times the sum of such executive's base salary and target annual bonus plus a pro rata annual bonus for the year of termination. For Mr. Wilson, this represents two times the sum of such executive's base salary and target annual bonus. For Mr. Bock, this represents three times the sum of his base salary and target annual bonus plus a pro rata annual bonus for the year of termination.

  •
  Continuation of health, welfare and other benefits.  Represents the present value of coverage for two years for Messrs. Rescoe and Esterow and three years for Messrs. Clarke and Bock following a covered termination equivalent to employer contribution for medical, dental, life insurance, financial planning (if applicable), executive car program (if applicable) and applicable tax assistance on financial planning and the executive car programs. We anticipate requiring the executive to sign a separation agreement and general release in order to receive these benefits.

  •
  Acceleration and continuation of equity awards.  Currently, there are no REUs or other awards held by our Named Executive Officers that are unvested and, thus, there would be no acceleration upon a termination of employment.

  •
  Payments Upon Change in Control Alone.  The change in control provisions in the employment agreements for our Named Executive Officers are "double trigger" provisions, meaning payments are made only if the executive suffers a covered termination of employment following the change in control.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        All of our shares are beneficial owned by TDS Investor (Cayman) L.P., a Cayman company, through its wholly-owned subsidiaries. The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of TDS Investor (Cayman) L.P. as of March 1, 2009 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units of TDS Investor (Cayman) L.P., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
A-1	Blackstone Funds(1)	818,706,823	72.36%
A-1	TCV Funds(2)	132,049,488	11.35%
A-1	OEP TP Ltd.(3)	132,049,487	11.35%
A-2	Jeff Clarke(4)	17,575,388	1.51%
A-2	Michael E. Rescoe(4)	3,324,726	*
A-2	Gordon Wilson(4)	8,007,083	*
A-2	Kenneth Esterow(4)	4,076,500	*
A-2	Eric J. Bock(4)	2,953,891	*
A-1	Paul C. Schorr IV(5)	818,706,823	72.36%
A-1	Martin Brand(6)	818,706,823	72.36%
A-1	William J.G. Griffith(7)	132,049,488	11.35%
A-1	M. Gregory O'Hara(8)	132,049,487	11.35%
A	All directors and executive officers as a group (10 persons)(9)	38,533,532	3.31%

*
Beneficial owner holds less than 1% of Class A Units.

(1)
Reflects beneficial ownership of 342,838,521 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P., 317,408,916 Class A-1 Units held by Blackstone Capital Partners (Cayman) V-A L.P., 98,340,355 Class A-1 Units held by BCP (Cayman) V-S L.P., 18,930,545 Class A-1 Units held by BCP V Co-Investors (Cayman) L.P., 27,117,854 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P., 11,619,957 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. and 2,450,675 Class A-1 Units held by Blackstone Participation Partnership (Cayman) V L.P. (collectively, the "Blackstone Funds"), as a result of the Blackstone Funds' ownership of interests in TDS Investor (Cayman) L.P., for each of which Blackstone LR Associates (Cayman) V Ltd. is the general partner having voting and investment power over the Class A-1 Units held or controlled by each of the Blackstone Funds. Messrs. Schorr and Brand are directors of Blackstone LR Associates (Cayman) V Ltd. and as such may be deemed to share beneficial ownership of the Class A-1 Units held or controlled by the Blackstone Funds. The address of Blackstone LR Associates (Cayman) V Ltd. and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)
Reflects beneficial ownership of 131,016,216 Class A-1 Units held by TCV VI (Cayman), L.P. and 1,033,272 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the "TCV Funds"), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(3)
The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(4)
The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 1, 2009, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(5)
Mr. Schorr, a director of the Company and TDS Investor (Cayman) L.P., is a Senior Managing Director of The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(6)
Mr. Brand, a director of the Company and TDS Investor (Cayman) L.P., is a Principal of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(7)
Mr. Griffith, a director of the Company and TDS Investor (Cayman) L.P., is a General Partner of Technology Crossover Ventures. Amounts disclosed for Mr. Griffith are also included in the amounts disclosed for the TCV Funds. Mr. Griffith disclaims beneficial ownership of any shares owned directly or indirectly by the TCV Funds.

(8)
Mr. O'Hara, a director of the Company and TDS Investor (Cayman) L.P., is a managing director of One Equity Partners. Amounts disclosed for Mr. O'Hara are also included in the amounts disclosed for OEP TP Ltd. Mr. O'Hara disclaims beneficial ownership of any shares owned directly or indirectly by OEP TP Ltd.

(9)
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

        On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the lump sum fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2008, we paid approximately $8.4 million to Blackstone, TCV and OEP under the new Transaction and Monitoring Fee Agreement. In addition, in 2008, we paid approximately $0.5 million in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

        Investment and Cooperation Agreement.    On December 7, 2006, we entered into an Investment and Cooperation Agreement with an affiliate of OEP. Pursuant to the Investment and Cooperation Agreement, OEP became subject to and entitled to the benefits of the Transaction and Monitoring Fee Agreement so that, to the extent that any transaction or management fee becomes payable to an affiliate of Blackstone or an affiliate of TCV, OEP will be entitled to receive its pro rata portion of any such fee (based on relative equity ownership in the Company). Accordingly, any Monitoring Fees or Lump Sum Fee will be divided among the affiliates of Blackstone, TCV and OEP according to their respective beneficial ownership interests in us at the time any such payment is made.

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

        Blackstone Financial Advisory Letter Agreement.    On August 20, 2007, we entered into a letter agreement with an affiliate of Blackstone pursuant to which Blackstone agreed to provide us financial advisory services in connection with certain of our strategic acquisitions and divestitures. For such services, we agreed to pay Blackstone an initial retainer fee of $1,000,000 on signing of the letter agreement and an additional transaction fee equal to an agreed percentage of the aggregate consideration received or paid by us in the transaction. The transaction fees payable by us are limited to $4 million, of which $3 million and $1 million was paid by us in 2007 and 2008, respectively. In addition, we agreed to reimburse affiliates of Blackstone for out-of-pocket expenses incurred in connection with services provided under the letter agreement and to indemnify affiliates of Blackstone for losses relating to its engagement as a financial advisor under the letter agreement.

        Orbitz Worldwide.    After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $137 million of revenue and recorded approximately $232 million of expense in 2008. We also have a Transition Services Agreement with Orbitz Worldwide under which we provide Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide's initial public offering. We recorded approximately $5 million of cost recovery and incurred approximately $1 million of other net costs under the Transition Services Agreement in 2008. In addition, pursuant to our Separation Agreement with Orbitz Worldwide, we have agreed to issue letters of credit on behalf of Orbitz Worldwide until March 31, 2010 so long as we and our affiliates own at least 50% of Orbitz Worldwide's voting stock, in an aggregate amount not to exceed $75 million. As of December 31, 2008, we had commitments of approximately $67 million in letters of credit outstanding on behalf of Orbitz Worlwide. We recorded approximately $2.5 million of interest income in connection with fees associated with such letters of credit issuances in 2008.

        Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.    Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2008, we recorded revenue of approximately $12.5 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

        Bond Purchase.    In July 2008, Travelport LLC, a wholly owned subsidiary of the Company and issuer of the senior and senior subordinated notes, purchased approximately $48 million of notes from Blackport Capital Fund Ltd., an affiliate of Blackstone.

        Executive Relocation.    In connection with the residential relocation of our Executive Vice President, Chief Administrative Officer and General Counsel, Eric J. Bock, an independent third party relocation company purchased Mr. Bock's home in November 2008, on our behalf, for approximately $4 million pursuant to the standard home sale assistance terms utilized by the company in the ordinary course of business.

        Review, Approval or Ratification of Related Person Transactions.    Our Audit Committee is responsible for the review, approval or ratification of "related—person transactions" between us or our subsidiaries and related persons. "Related person" refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director, or 5% stockholder of us and their immediate family members. Our Audit Committee does not have a written policy regarding the approval of related-person transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee considers:

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Principal Accounting Firm Fees.    Fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") during the years ended December 31, 2008 and 2007 were as follows:

        Audit Fees.    The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $4.8 million and $6.7 million, respectively.

        Audit-Related Fees.    The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2008 and 2007 were approximately $1.2 million and $12.9 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2008 and December 31, 2007.

        Tax Fees.    The aggregate fees billed for tax services during the fiscal years ended December 31, 2008 and 2007 were approximately $5.0 million and $2.9 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and December 31, 2007.

        All Other Fees.    The aggregate fees billed for other fees during the fiscal years ended December 31, 2008 and December 31, 2007 were approximately $0.1 million and $5.5 million, respectively. These fees relate primarily to project management services and due diligence.

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

        All services performed by the independent auditor in 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 13, 2008 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the "Disclosure Categories") that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the "Service List") anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

        The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2008 and 2007 under such provision.

PART IV

ITEM 15.    EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)    (1) FINANCIAL STATEMENTS

        See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

        The consolidated financial statements and related footnotes of Travelport's noncontrolled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by Orbitz Worldwide, Inc. with the SEC on March 11, 2009. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 15(A)    (3) EXHIBITS

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

Date: March 12, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFF CLARKE (Jeff Clarke)	President, Chief Executive Officer and Director	March 12, 2009
/s/ MICHAEL E. RESCOE (Michael E. Rescoe)	Executive Vice President and Chief Financial Officer	March 12, 2009
/s/ PAUL C. SCHORR IV (Paul C. Schorr IV)	Chairman of the Board and Director	March 12, 2009
/s/ MARTIN BRAND (Martin Brand)	Director	March 12, 2009
/s/ WILLIAM J.G. GRIFFITH (William J.G. Griffith)	Director	March 12, 2009
/s/ GREGORY O'HARA (Gregory O'Hara)	Director	March 12, 2009

TRAVELPORT LIMITED
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Operations for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006 and the years ended December 31, 2007 and 2008	F-3
Balance Sheets as of December 31, 2007 and 2008	F-4
Statements of Cash Flows for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006, and the years ended December 31, 2007 and 2008	F-5

Statements of Changes in Shareholders' Equity for the period January 1, 2006 to August 22, 2006, the period July 13, 2006 (Formation Date) to December 31, 2006 and the years ended December 31, 2007 and 2008

F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Travelport Limited

        We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the "Company") as of December 31, 2007 and 2008, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008. We have also audited the combined statements of operations, changes in shareholders' equity and cash flows of the Travelport Business of Avis Budget Group, Inc. (formerly Cendant Corporation) (the "Predecessor") for the period from January 1, 2006 through August 22, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for the period from July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008, and such combined financial statements present fairly, in all material respects, the results of operations and cash flows of the Travelport Businesses of Avis Budget Group, Inc. for the period from January 1, 2006 through August 22, 2006 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the financial statements, in 2008 the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement and changed its method of accounting for certain assets and liabilities on its balance sheet. In 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109 and changed its method of accounting for uncertainty for income taxes. Also as discussed in Note 19 to the financial statements, in 2007 the Company adopted Statement of Financial Accounting Standard No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans and changed its method of accounting for defined benefit pension and other postretirement plans.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 12, 2009

TRAVELPORT LIMITED

STATEMENTS OF OPERATIONS

(in millions)

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Net revenue	$1,693	$823	$2,780	$2,527

Cost and expenses
Cost of revenue	716	377	1,174	1,267
Selling, general and administrative	645	342	1,283	644
Separation and restructuring charges	92	18	90	27
Depreciation and amortization	123	77	248	263
Impairment of long-lived assets	2,364	14	1	1
Other expense (income), net	(7)	—	2	1

Total costs and expenses	3,933	828	2,798	2,203

Operating income (loss)	(2,240)	(5)	(18)	324
Interest expense, net	(39)	(150)	(373)	(342)
Gain on early extinguishment of debt	—	—	—	29

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	(2,279)	(155)	(391)	11
(Provision) benefit for income taxes	116	(3)	(41)	(43)
Minority interest	—	—	3	(3)
Equity in losses of investments, net	(1)	(1)	(4)	(144)

Loss from continuing operations, net of tax	(2,164)	(159)	(433)	(179)
Loss from discontinued operations, net of tax	(6)	(2)	(1)	—
Gain (loss) from disposal of discontinued operations, net of tax	(6)	8	(6)	—

Net loss	$(2,176)	$(153)	$(440)	$(179)

See Notes to Financial Statements

TRAVELPORT LIMITED

BALANCE SHEETS

(in millions, except per share data)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$309	$345
Accounts receivable (net of allowances for doubtful accounts of $38 and $49)	417	372
Deferred income taxes	9	7
Other current assets	252	201
Assets of discontinued operations	36	—

Total current assets	1,023	925
Property and equipment, net	532	491
Goodwill	1,757	1,732
Trademarks and tradenames	510	499
Other intangible assets, net	1,717	1,552
Investment in Orbitz Worldwide	366	214
Non-current deferred income taxes	3	—
Other non-current assets	242	151

Total assets	$6,150	$5,564

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$191	$140
Accrued expenses and other current liabilities	827	758
Current portion of long-term debt	17	19
Liabilities of discontinued operations	8	—

Total current liabilities	1,043	917
Long-term debt	3,751	3,783
Deferred income taxes	261	238
Other non-current liabilities	209	214

Total liabilities	5,264	5,152

Commitments and contingencies (note 16)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding and outstanding	—	—
Additional paid in capital	1,317	1,225
Accumulated deficit	(594)	(773)
Accumulated other comprehensive income (loss)	163	(40)

Total shareholders' equity	886	412

Total liabilities and shareholders' equity	$6,150	$5,564

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS

(in millions)

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Operating activities of continuing operations
Net loss	$(2,176)	$(153)	$(440)	$(179)
Loss (income) from discontinued operations	12	(6)	7	—

Loss from continuing operations	(2,164)	(159)	(433)	(179)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	123	77	248	263
Impairment of long-lived assets	2,364	14	1	1
Deferred income taxes	(111)	(5)	(24)	(12)
Provision for bad debts	10	1	11	9
FASA liability	—	—	(11)	(33)
Loss (gain) on sale of assets	(9)	—	3	—
Amortization of debt issuance costs	—	17	40	20
Gain on early extinguishment of debt	—	—	—	(29)
Loss on interest rate derivative instruments	—	11	—	28
Non-cash charges related to Orbitz Worldwide tax sharing liability	14	5	12	—
Non-cash stock based equity compensation	—	6	191	1
Equity in losses of investments	1	1	4	144
Minority interest	—	—	(3)	3
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(89)	87	56	4
Other current assets	8	36	(12)	(10)
Accounts payable, accrued expenses and other current liabilities	153	(98)	97	(103)
Other	(32)	7	44	17

Net cash provided by operating activities of continuing operations	268	—	224	124

Investing activities of continuing operations
Property and equipment additions	(100)	(66)	(104)	(94)
Businesses acquired, net of cash acquired and acquisition related payments	(20)	(4,110)	(1,074)	4
Loan to Worldspan	—	(125)	—	—
Net intercompany funding with Avis Budget	199	—	—	—
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	(39)	—
Proceeds from asset sales	10	—	93	3
Other	(5)	(9)	(17)	3

Net cash provided by (used in) investing activities of continuing operations	84	(4,310)	(1,141)	(84)

Financing activities of continuing operations
Proceeds from borrowings	1,900	3,603	1,647	259
Principal payments on borrowings	(467)	(1,789)	(1,097)	(169)
Distribution to a parent company	—	—	—	(60)

TRAVELPORT LIMITED

STATEMENTS OF CASH FLOWS (Continued)

(in millions)

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Net share settlement for equity-based compensation	—	—	—	(24)
Repayment from (advance to) Avis Budget	(1,783)	1,783	—	—
Proceeds from Orbitz Worldwide IPO	—	—	477	—
Capital contribution from Parent	—	—	135	—
Issuance of common stock	—	902	5	—
Payment for settlement of tax sharing liability	(32)	—	—	—
Debt issuance costs	—	(105)	(30)	—

Net cash (used in) provided by financing activities of continuing operations	(382)	4,394	1,137	6

Effect of changes in exchange rates on cash and cash equivalents	8	2	4	(10)

Net (decrease) increase in cash and cash equivalents of continuing operations	(22)	86	224	36

Cash (used in) provided by discontinued operations
Operating activities	(10)	3	5	—
Investing activities	3	(2)	(3)	—

Cash (used in) provided by discontinued operations	(7)	1	2	—

Cash and cash equivalents at beginning of period	88	—	87	309

Cash and cash equivalents at end of period	59	87	313	345
Less cash of discontinued operations	—	(2)	(4)	—

Cash and cash equivalents of continuing operations	$59	$85	$309	$345

Supplemental disclosure of cash flow information
Income tax payments, net	$19	$14	$41	$34
Interest payments	$25	$88	$336	$296
Non-cash forgiveness of debt	$916	$—	$—	$—

See Notes to Financial Statements

TRAVELPORT LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Avis Budget's Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Predecessor
Balance as of January 1, 2006	$—	$—	$—	$6,278	$(93)	$6,185
Comprehensive loss:
Net loss	—	—	—	(2,176)	—
Currency translation adjustment, net of tax of $46	—	—	—	—	135
Unrealized losses on available for sale securities, net of tax	—	—	—	—	6
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	(1)
Total comprehensive loss						(2,036)
Non-cash contribution of assets from Avis Budget	—	—	—	45	—	45
Non-cash forgiveness of inter-company debt with Avis Budget	—	—	—	(916)	—	(916)

Balance as of August 22, 2006	$—	$—	$—	$3,231	$47	$3,278

Company
Issuance of common stock	$—	$902	$—	$—	$—	$902
Equity-based compensation	—	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	(153)	—	—
Currency translation adjustment, net of tax of $3	—	—	—	—	20
Unrealized loss on cash flow hedges, net of tax of $(6)	—	—	—	—	(9)
Total comprehensive loss						(142)

Balance as of December 31, 2006	—	908	(153)	—	11	766
Cumulative effect of adoption of an accounting principle—FIN 48	—	—	(1)	—	—	(1)

Balance as of January 1, 2007	—	908	(154)	—	11	765
Issuance of common stock	—	5	—	—	—	5
Equity-based compensation	—	187	—	—	—	187
Capital contribution from Parent	—	135	—	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	188	—	—	—	188
Dividend of Orbitz Worldwide shares	—	(106)	—	—	—	(106)
Impact of adoption of SFAS 158, net of tax of $0	—	—	—	—	34	34
Comprehensive loss:
Net loss	—	—	(440)	—	—
Currency translation adjustment, net of tax of $0	—	—	—	—	143
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(13)
Unrealized loss on equity investment					(11)
Unrealized loss on available for sale securities, net of tax of $0	—	—	—	—	(1)
Total comprehensive loss						(322)

Balance as of December 31, 2007	—	1,317	(594)	—	163	886
Distribution to a parent company	—	(60)	—	—	—	(60)
Net share settlement for equity-based compensation	—	(32)	—	—	—	(32)
Comprehensive loss:
Net loss	—	—	(179)	—	—
Currency translation adjustment, net of tax of $0	—	—	—	—	(88)
Unrealized loss on available for sale securities, net of tax of $0	—	—	—	—	3
Unrealized loss on equity investment	—	—	—	—	(11)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	—	(14)
Unrecognized actuarial loss on defined benefit plans	—	—	—	—	(93)
Total comprehensive loss						(382)

Balance as of December 31, 2008	$—	$1,225	$(773)	$—	$(40)	$412

See Notes to Financial Statements

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions, except for share data)

1. Basis of Presentation

        Travelport Limited (hereafter "Travelport" or "the Company") is a Bermuda company formed on July 13, 2006 for the purpose of acquiring the Travelport businesses of Avis Budget Group, Inc. ("Avis Budget") (formerly Cendant Corporation). Travelport is one of the world's largest services companies serving the travel industry. It operates 20 leading brands including Galileo and Worldspan global distribution systems ("GDS") and Gulliver's Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 5,700 employees and operates in approximately 160 countries. Travelport is a closely-held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

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

        The Company was the sole owner of Orbitz Worldwide, Inc. ("Orbitz Worldwide") until July 25, 2007 when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. The Company continued to consolidate the results of Orbitz Worldwide until October 31, 2007, when, pursuant to an internal restructuring, the Company transferred approximately 11% of the outstanding shares in Orbitz Worldwide to the Company's direct parent. As a result of these transactions, effective as of October 31, 2007 the Company no longer consolidates Orbitz Worldwide, and accounts for its investment in Orbitz Worldwide under the equity method of accounting. Refer to Note 3—Orbitz Worldwide Transactions for additional information.

        On August 23, 2006, Travelport completed the acquisition of the Travelport businesses of Avis Budget") for a total purchase price of approximately $4.1 billion, which was funded with $900 million of equity contributions from the owners and debt proceeds from the issuance of approximately $2.2 billion in term loans under a new senior secured credit facility, the issuance of $899 million of senior notes and the issuance of $504 million of senior subordinated notes (the "Acquisition"). Prior to the Acquisition, the Company's operations were limited to the formation of the Company and entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget are considered a predecessor company (the "Predecessor") to Travelport. The financial statements as of December 31, 2006 and for the period July 13, 2006 (Formation Date) through December 31, 2006 and all periods subsequent include the financial condition, results of operations and cash flows for Travelport on a successor basis, reflecting the impact of the purchase price allocation. The financial statements for periods prior to August 23, 2006 include the financial condition, results of operations and cash flows for the Travelport businesses of Avis Budget on a predecessor basis, reflecting the historical carrying values of the Travelport businesses of Avis Budget.

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

        Certain corporate and general and administrative expenses, including those related to executive management, information technology, tax, insurance, accounting, legal and treasury services and certain employee benefits have been allocated by Avis Budget to the Predecessor based on forecasted revenue. Management believes such allocations are reasonable. However, the associated expenses recorded by the Predecessor in the accompanying combined statements of operations may not be indicative of the actual expenses that would have been incurred had the Predecessor been operating as a separate, stand-alone entity. Subsequent to the Acquisition, the Company performs these functions using internal resources or purchased services, although certain of these services were provided by Avis Budget during a transitional period pursuant to a transition services agreement. Refer to Note 21—Related Party Transactions for a detailed description of the transactions with Avis Budget.

        Certain prior year amounts within operating activities on the statement of cash flows have been reclassified to conform to current year classification.

Business Description

        The Company's operations are organized under the following three business segments:

        GDS—Comprised of the electronic travel distribution services of Galileo and, as of August 21, 2007, of Worldspan. Our GDS connects travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, our GDS includes IT services and software business, which provides hosting solutions and IT software subscription services to airlines, supplier services offerings, Global Fares and Business Intelligence.

        GTA—Comprised of Gullivers Travel Associates, a wholesaler of accommodation and destination services, and Octopus Travel, which provides travel products and services largely to affiliate business partners, such as airlines, financial institutions and travel portals, and services directly to consumers.

        Orbitz Worldwide—Comprised of businesses that offer travel products and services directly to consumers, largely through online travel agencies, including Orbitz Worldwide, CheapTickets, ebookers, HotelClub, RatesToGo, and Orbitz Worldwide's corporate travel businesses. Prior to the deconsolidation of Orbitz Worldwide, effective October 31, 2007, this entity represented a segment of the Company. For further discussion surrounding the Company's segment structure, refer to Note 20—Segment Information.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies

Consolidation Policy

        The Company's consolidated financial statements include the accounts of Travelport, Travelport's wholly-owned subsidiaries, and entities for which Travelport controls a majority of the entity's outstanding common stock. The Company has eliminated significant intercompany transactions and accounts in its consolidated financial statements.

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

        The Company provides travel agency services to corporations as well as technology solutions to airlines. Such revenue is recognized as the services are performed.

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

Consumer Revenue

        A small percentage of the revenue earned by the Company is through airline, car rental, hotel and other travel reservation and fulfillment services to its customers through its Octopus Travel subsidiary within the GTA segment and until October 31, 2007, through its Orbitz Worldwide segment. These products and services are offered on a stand-alone and packaged basis, primarily through the agency and merchant business models. Revenue recognition for the components of a package is based upon the nature of each separate component. A vast majority of the consumer revenue earned by Company was recorded within the Orbitz Worldwide segment, which was deconsolidated as of October 31, 2007.

Cost of Revenue

        Cost of revenue consists of direct costs incurred to generate the Company's revenue, including commissions and costs incurred for third-party national distribution companies ("NDCs"), financial incentives paid to travel agencies who subscribe to the Companys' GDSs, and costs for call center

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization expenses.

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

Advertising Expense

        Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the statements of operations, was approximately $201 million, $96 million, $288 million and $20 million and for the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008, respectively.

Income Taxes

        The provision for income taxes is determined in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. However, if the valuation allowance is adjusted in connection with an acquisition, such adjustment is recorded through goodwill rather than the provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company's estimate of future taxable income may require an addition or reduction to the valuation allowance.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

        The Predecessor's operations were included in the consolidated federal tax return of Avis Budget up to the date of the Acquisition. In addition, the Predecessor has filed consolidated, combined and unitary state income tax returns with Avis Budget in jurisdictions where required or permitted. The provision for income taxes was computed as if the Predecessor filed its federal, state and foreign income tax returns on a stand-alone basis and, therefore, determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the tax rates of the Predecessor on a stand-alone basis.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to not be sustained upon audit by the relevant authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has adopted the provisions of FIN 48 effective January 1, 2007, as required, and, as a result of its application, has recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the terms of the purchase agreement relating to the Acquisition, the Company recorded additional goodwill of approximately $21 million. The application of FIN 48 decreased opening accumulated deficit by approximately $1 million. In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current other liabilities unless expected to be paid within one year. Liabilities expected to be paid within one year are included in the accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities and non-current other liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company has accrued approximately $1 million for interest and penalties in 2008.

Cash and Cash Equivalents

        The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's trade receivable are reported in the balance sheet net of allowance for doubtful accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or others), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes reserves for bad debts based on past write-off history (average percentage of receivables written off historically) and the

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

length of time the receivables are past due. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts.

        Overall, airlines are experiencing financial difficulty, and some have sought bankruptcy protection and still others may consider bankruptcy relief. The Company believes that it has appropriately considered the effects of these factors as of the date of the financial statements, as well as any other known customer liquidity issues, or the ability of customers to pay amounts owed. However, if demand for commercial air travel continues to soften due to prevailing economic conditions, terrorist acts, war or other incidents involving commercial air transport or other factors, the financial condition of customers may be adversely impacted.

        Bad debt expense (benefit) is recorded in selling, general and administrative expenses on the statements of operations and amounted to $10 million, $1 million, $11 million and $12 million and for the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008, respectively.

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

        The Company capitalizes the costs of software developed for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalization of software developed for internal use commences during

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. During the period January 1, 2006 through August 22, 2006 and the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008, the Company amortized software development costs of $26 million, $15 million, $43 million and $48 million, respectively, as a component of depreciation and amortization expense on the statements of operations.

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

        The Company evaluates the recoverability of its other long-lived assets, including definite lived intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the statements of operations.

        The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. See Note 6—Impairment of Long-Lived Assets for additional information.

        The company is required under generally accepted accounting principles to review its investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. The Company has an equity investment in Orbitz Worldwide that is evaluated quarterly for impairment. This analysis is focused on the market value of Orbitz Worldwide shares as compared to the book value of such shares. Factors that could lead to impairment of the investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. The Company may be required in the future to record a charge to earnings if its investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact the Company's results of operations.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

Equity Method Investment

        The Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. The investment was initially recorded at cost at the time Orbitz Worldwide was deconsolidated on October 31, 2007 and the carrying amount has been adjusted to recognize the Company's share of Orbitz Worldwide earnings and losses since deconsolidation.

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

Equity-Based Compensation

        The Company introduced an equity-based long term incentive plan in 2006 after the Acquisition for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and/or partnership interests in the partnership which controls the Company.

        In addition, certain employees of the Predecessor previously participated in Avis Budget's equity-based payment programs. All outstanding stock options and restricted stock units of Avis Budget vested in July 2006.

        The Company records compensation expense related to its equity-based compensation plan under SFAS No. 123R, "Share Based Payment". The Company and the Predecessor expensed all employee equity-based compensation over their vesting period based upon the fair value of the award on the date of grant. The equity-based compensation expense is included as a component of equity on the consolidated balance sheet as the ultimate payment of such awards will not be achieved through use of the Company's cash or other assets.

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

Recently Issued Accounting Pronouncements

        In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of 'Present Fairly in Conformity with Generally Accepted Accounting Principles"'. SFAS No. 162 is not expected to have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 establishes enhanced disclosure requirements for derivatives instruments and hedging activities. The Company adopted the provisions of SFAS No. 161 on January 1, 2009, as required. The adoption of this standard will only impact our disclosures and will have no impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(Revised 2007), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) will change the accounting treatment for certain specific items, including, but not limited to: acquisition costs will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also includes several new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date was on or

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

2. Summary of Significant Accounting Policies (Continued)

after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The impact that the adoption of this statement will have on the Company's results of operations or financial condition will depend on future acquisitions.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires noncontrolling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also clarifies the accounting and reporting for deconsolidation of a subsidiary. The provisions of this statement are effective for periods beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

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

        The Company's marketable securities are classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are included within other current assets on the Company's Consolidated Balance Sheet. These securities are actively traded on exchanges and have price quotes for identical assets to the securities held by the Company, and as such, the valuations are considered within Level 1 of the fair value hierarchy.

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

        The adoption of SFAS No. 157 did not have a significant impact on the Company's results of operations or balance sheet as of January 1, 2008. At December 31, 2008, the fair value of the derivative contracts in an asset position reflected an adjustment of less than $1 million due to the credit assessment of the counterparties, while the fair value of derivative contracts in a liability position reflected adjustments of approximately $21 million due to the credit assessment of the Company. See Note 15—Financial Instruments, for additional information.

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

3. Orbitz Worldwide Transactions (Continued)

  Investment in Orbitz Worldwide

        On October 31, 2007, pursuant to an internal restructuring, the Company transferred approximately 9.1 million shares, or approximately 11% of the then outstanding equity, of Orbitz Worldwide out of the Company. No shares of Orbitz Worldwide were sold on the open market. As a result of this transaction, the Company no longer consolidates Orbitz Worldwide, effective October 31, 2007, and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

        The Company's financial statements for all periods prior to October 31, 2007 reflect the results of Orbitz Worldwide on a consolidated basis. The amounts reflected in the Company's statements of operations are based upon the following operating data:

	Predecessor (Combined)	Company (Consolidated)
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 through August 22, 2006		Ten Months Ended October 31, 2007
Net revenue	$521	$248	$743
Operating expenses	841	247	686

Operating income (loss)	(320)	1	57
Interest expense, net	(21)	(9)	(72)

Loss from continuing operations before income taxes	$(341)	$(8)	$(15)

        Net revenue includes $37 million, $19 million and $65 million of intersegment revenue earned primarily from GDS for the period January 1, 2006 through August 22, 2006, July 13, 2006 (Formation Date) through December 31, 2006 and the ten months ended October 31, 2007, respectively. As of December 31, 2007 and 2008, the Company has a net trade (receivable) payable due (from) to Orbitz Worldwide of $(7) million and $10 million, respectively.

        As of December 31, 2007 and 2008, the Company's investment in Orbitz Worldwide was $366 million and $214 million, respectively. Presented below are the summary balance sheets as of December 31, 2007 and 2008 and summary results of operations for the period November 1 through December 31, 2007 and for the year ended December 31, 2008 for Orbitz Worldwide. The Company has recorded losses of $3 million and $144 million related to its investment in Orbitz Worldwide for the period November 1, 2007 through December 31, 2007 and the year ended December 31, 2008, respectively, within equity in losses of investments, net line item on the Statements of Operations. The

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

3. Orbitz Worldwide Transactions (Continued)

loss in 2008 includes a non-cash impairment charge of $297 million recorded by Orbitz Worldwide discussed in further detail below.

Balance Sheet	As of December 31, 2007	As of December 31, 2008
Current assets	$121	$128
Non-current assets	1,804	1,462

Total assets	$1,925	$1,590

Current liabilities	$422	$386
Non-current liabilities	765	766

Total liabilities	$1,187	$1,152

Statement of Operations	November 1, 2007 through December 31, 2007	Year Ended December 31, 2008
Net revenue	$130	$870
Operating expenses	123	811

Operating income	7	59
Impairment of long-lived assets	—	(297)
Interest expense, net	(12)	(63)

Loss before income taxes	(5)	(301)
Income tax (provision) benefit	(1)	2

Net loss	$(6)	$(299)

        During November and December 2007 and for the year ended December 31, 2008, approximately $12 million and $114 million, respectively, of net revenue was earned by Orbitz Worldwide through intercompany transactions with the Company. The Company has various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, it has earned approximately $137 million of revenue and recorded approximately $232 million of expense in 2008. The Company has a Transition Services Agreement with Orbitz Worldwide under which it provides Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide's initial public offering. The Company has recorded approximately $5 million of cost recovery under the Transition Services Agreement and incurred $1 million of other net costs in 2008. In addition the Company has recorded approximately $3 million of interest income related to letters of credit issued on behalf of Orbitz Worldwide.

  Impairment

        In connection with the preparation of its financial statements in 2008, Orbitz Worldwide performed an impairment test of its goodwill, trademarks and tradenames and customer relationships. As a result of these tests, Orbitz Worldwide concluded that the goodwill, trademarks and tradenames and customer

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

3. Orbitz Worldwide Transactions (Continued)

relationships related to its domestic and international subsidiaries were impaired. As a result, Orbitz Worldwide recorded a non-cash impairment charge of $297 million during 2008, of which $210 million related to goodwill, $74 million related to trademarks and tradenames and $13 million related to customer relationships.

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

        Summarized statement of operations data for discontinued operations is as follows:

	Predecessor (Combined)
	January 1, 2006 through August 22, 2006
	Travel 2	TRUST	Total Discontinued Operations
Net revenue	$10	$17	$27

Income (loss) before income taxes	(8)	1	(7)
Benefit (provision) for income taxes	2	(1)	1

Loss from discontinued operations, net of tax	$(6)	$—	$(6)

Loss on disposal of discontinued operations, net of tax	$(6)	$—	$(6)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

4. Discontinued Operations (Continued)

	Company (Consolidated)
	July 13, 2006 (Formation Date) through December 31, 2006			Year Ended December 31, 2007
	Travel 2	TRUST	Total Discontinued Operations	Travel 2	TRUST	Total Discontinued Operations
Net revenue	$4	$10	$14	$—	$30	$30

Loss before income taxes	(2)	—	(2)	—	(1)	(1)
Benefit for income taxes	—	—	—	—	—	—

Loss from discontinued operations, net of tax	$(2)	$—	$(2)	$—	$(1)	$(1)

Gain (loss) on disposal of discontinued operations	$8	$—	$8	$—	$(12)	$(12)
Benefit for income taxes	—	—	—	—	6	6

Gain (loss) on disposal of discontinued operations, net of tax	$8	$—	$8	$—	$(6)	$(6)

        Summarized balance sheet data for discontinued operations for TRUST, excluding intercompany payable and receivable balances, is as follows:

December 31, 2007
Assets of discontinued operations
Current assets	$16
Property and equipment	9
Other non-current assets	11

Total assets of discontinued operations	$36

Liabilities of discontinued operations
Current liabilities	$7
Non-current liabilities	1

Total liabilities of discontinued operations	$8

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

        The Company is in the process of integrating the operations of Worldspan and expects to incur costs relating to such integration. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs have been recorded on the balance sheets as adjustments to the purchase price or the statements of operations as expenses, as appropriate. The purchase accounting for this transaction was completed during 2008.

        The allocation of the purchase price is summarized as follows:

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

        As of December 31, 2007, the purchase price allocation was preliminary, and was adjusted by $14 million in 2008 primarily as a result of a $10 million adjustment to the purchase price of Worldspan and $4 million of fair value adjustments to the assets acquired and liabilities assumed. The Company based the purchase price for the acquisition on historical and forecasted performance metrics, which included EBITDA (net income before interest, taxes, depreciation and amortization) and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry position and growth opportunities in the market as well as anticipated operational synergies. As a result, the predominant portion of the purchase price was based on the expected financial performance

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

5. Acquisitions (Continued)

of the business, and not the identified net assets at the time of the acquisition. The goodwill was all assigned to the GDS segment, none of which is expected to be tax deductible.

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

        The Company based the purchase price for the Acquisition on historical and forecast performance metrics, which included EBITDA and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry and brand position and growth opportunities in the market. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, and not the identified net assets at the time of the Acquisition. The goodwill was assigned $1,242 million to Orbitz Worldwide, none of which is expected to be tax deductible, $719 million to GTA, none of which is expected to be tax deductible, and $164 million to GDS, none of which is tax deductible. In 2008, the Company recorded $3 million of tax related adjustments that increased the goodwill associated with the transaction.

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

	Year Ended December 31, 2006
	Historical As Reported
	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Worldspan Adjustments(a)	Worldspan	Travelport(b)	Pro Forma
Net revenue	$1,693	$823	$887	$(40)	$(31)	$3,332
Operating income (loss)	(2,240)	(5)	112	4	2,316	187
Net income (loss)	(2,176)	(153)	10	18	1,983	(318)

	Year Ended December 31, 2007
	Historical As Reported Company (Consolidated)	Worldspan(c)	Worldspan Adjustments(a)	Pro Forma
Net revenue	$2,780	$484	$(30)	$3,234
Operating income (loss)	(18)	67	9	58
Net income (loss)	(440)	2	7	(431)

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

(c)
The operating income amount and net income amount have been reduced by $2 million and $1 million, respectively, from the amounts previously disclosed, to reflect the final results of operations for Worldspan for the period from January 1, 2007 through August 20, 2007.

6. Impairment of Long-Lived Assets

        In 2007 and 2008, as a result of the impairment tests performed, the Company recorded an impairment of approximately $1 million in each year for property and equipment within Corporate and other.

        In 2006 the purchase price for the Acquisition of the Predecessor by the Company indicated that the carrying value of the Predecessor's goodwill balance may have been impaired. Accordingly, the Predecessor tested the carrying value of the recorded goodwill. The fair value of each reporting unit

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

6. Impairment of Long-Lived Assets (Continued)

was based on the purchase price for the Predecessor, as allocated to each reporting unit based on the forecasted cash flows for each. In 2006, as a result of the impairment tests performed concurrent with the announcement of the Acquisition, the Predecessor recorded a total impairment charge of $2,364 million, including $2,363 million related to goodwill and $1 million related to definite lived intangible assets. In preparing the calculation of the impairment, the Predecessor utilized the final purchase price allocation of the buyer to determine the fair value of assets and liabilities, including intangible assets. Of the total goodwill impairment of $2,363 million, $2,008 million and $355 million related to reporting units comprising GDS and Orbitz Worldwide, respectively. At the time of testing goodwill for impairment, the Predecessor also tested other intangible assets for impairment. As a result of these tests, the Predecessor recorded an impairment of $1 million which related to definite lived intangible assets related to the Orbitz Worldwide segment. Due to a change in the operations of certain assets after the Acquisition was completed, the Company recorded an additional impairment of $14 million related to long-lived software marketing licenses during the period July 13, 2006 (Formation Date) through December 31, 2006.

7. Intangible Assets

        Intangible assets consisted of:

	Company (Consolidated)
	As of December 31, 2007			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,757			$1,732

Trademarks and tradenames	$510			$499

Amortizable Intangible Assets
Customer relationships	$1,826	$157	$1,669	$1,796	$287	$1,509
Vendor relationships and other	52	4	48	50	7	43

	$1,878	$161	$1,717	$1,846	$294	$1,552

        The changes in the carrying amount of goodwill by segment for the year ended December 31, 2008 are as follows:

	Company (Consolidated)
	Balance January 1, 2008	Goodwill Acquired during 2008	Adjustments to Goodwill Acquired in Prior Periods	Foreign Exchange	Balance December 31, 2008
GDS	$948	$1	$17	$—	$966
GTA	809	—	—	(43)	766

	$1,757	$1	$17	$(43)	$1,732

        The adjustments to goodwill acquired in prior periods are primarily the result of a $10 million adjustment to the purchase price of Worldspan and $7 million of fair value adjustments to the assets acquired and liabilities assumed. The goodwill acquired during 2008 is the result of an acquisition by our GDS segment with a purchase price of approximately $1 million.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

7. Intangible Assets (Continued)

        The changes in the carrying amount of goodwill by segment between December 31, 2006 and December 31, 2007 are as follows:

	Company (Consolidated)
	Balance January 1, 2007	Goodwill Acquired in 2007	Adjustments to Goodwill Acquired in Prior Periods	Foreign Exchange	Other*	Balance December 31, 2007
GDS	$164	$771	$13	$—	$—	$948
Orbitz Worldwide	1,242	—	(36)	7	(1,213)	—
GTA	738	—	(3)	74	—	809

	$2,144	$771	$(26)	$81	$(1,213)	$1,757

*
Represents the amount of goodwill for Orbitz Worldwide that is not consolidated on the December 31, 2007 balance sheet.

        The changes in the carrying amount of goodwill by segment between July 13, 2006 (Formation Date) and December 31, 2006 are as follows:

	Company (Consolidated)
	Balance July 13, 2006	Goodwill Acquired	Foreign Exchange	Adjustments to Goodwill Acquired	Balance December 31, 2006
GDS	$—	$164	$—	$—	$164
Orbitz Worldwide	—	1,242	—	—	1,242
GTA	—	719	22	(3)	738

	$—	$2,125	$22	$(3)	$2,144

        The changes in the carrying amount of goodwill by segment for the period January 1, 2006 through August 22, 2006 are as follows:

	Predecessor (Combined)
	Balance January 1, 2006	Adjustments to Goodwill Acquired During 2005	Goodwill Acquired during 2006	Impairment	Foreign Exchange	Balance August 22, 2006
GDS	$2,074	$(75)	$—	$(2,008)	$106	$97
Orbitz Worldwide	1,222	2	—	(355)	(54)	815
GTA	744	(8)	43	—	86	865

	$4,040	$(81)	$43	$(2,363)	$138	$1,777

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

7. Intangible Assets (Continued)

        Amortization expense relating to all intangible assets was:

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Customer relationships	$28	$43	$129	$138
Vendor relationships and other	3	1	5	3

Total(*)	$31	$44	$134	$141

(*)
Included as a component of depreciation and amortization on the statements of operations.

        The Company estimates amortization expense of the intangible assets to approximate $140 million, $140 million, $135 million, $130 million and $128 million for each of the five succeeding fiscal years.

8. Separation and Restructuring Charges

        Separation and restructuring charges consist of:

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Separation costs	$74	$13	$5	$—
Sponsor monitoring fee	—	2	57	—
Restructuring charges	18	3	28	27

Total	$92	$18	$90	$27

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

8. Separation and Restructuring Charges (Continued)

  Sponsor Monitoring Fee

        Under the terms of the Transaction and Monitoring Fee Agreement, the Company pays an annual management fee to Blackstone, TCV and OEP. In 2006, this monitoring fee approximated $2 million. On December 31, 2007, the Company received a notice from the Blackstone and TCV in electing to receive a lump sum fee, in lieu of annual payments of the monitoring fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The lump sum fee was agreed to be an amount equal to approximately $57 million.

  Restructuring Charges

  2006 Restructuring Plan

        During the second quarter of 2006, the Predecessor committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities.

  2007 Restructuring Plan

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into our GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes and facilities. Substantially all of the costs incurred were personnel related. The Company expects to incur approximately $5 million of additional costs under this plan during 2009. Approximately $9 million of the liability balance at December 31, 2008 relates to this plan, which is expected to be paid in 2009.

        The initial recognition of the restructuring charges and the corresponding utilization from inception are summarized by category as follows:

	Personnel Related	Facility Related	Other	Total
Initial charge in 2006	$9	$8	$4	$21
Cash payments made in 2006	(7)	(7)	—	(14)
Other non-cash reductions	—	—	(2)	(2)

Balance, December 31, 2006	2	1	2	5
2006 restructuring plan charges incurred in 2007	22	2	—	24
2007 restructuring plan charges incurred in 2007	4	—	—	4
Cash payments related to the 2006 plan	(20)	(3)	(1)	(24)
Other non-cash reduction related to the 2006 plan	—	—	(1)	(1)

Balance, December 31, 2007	8	—	—	8
2007 restructuring plan charges incurred in 2008	26	—	1	27
Cash payments made in 2008	(25)	—	—	(25)

Balance, December 31, 2008	$9	$—	$1	$10

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

        For the year ended December 31, 2008, approximately $14 million and $4 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively, while approximately $9 million has been recorded within Corporate and unallocated.

9. Income Taxes

        The (provision) benefit for income taxes on continuing operations consisted of:

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Current
U.S. Federal	$46	$—	$—	$—
U.S. State	(3)	—	(2)	(3)
Non-U.S.	(38)	(8)	(39)	(40)

	5	(8)	(41)	(43)

Deferred
U.S. Federal	37	(6)	3	(3)
U.S. State	51	(1)	1	(1)
Non-U.S.	23	12	20	16

	111	5	24	12

Non-current
FIN 48	—	—	(24)	(12)

(Provision) benefit for income taxes	$116	$(3)	$(41)	$(43)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9. Income Taxes (Continued)

        Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net for U.S. and non-U.S operations consisted of:

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
United States	$(2,407)	$(90)	$(256)	$52
Non-U.S.	128	(65)	(135)	(41)

Income (loss) from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(2,279)	$(155)	$(391)	$11

        Deferred tax assets and liabilities were comprised of:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
Deferred tax assets:
Accrued liabilities and deferred income	$36	$68
Unrealized foreign exchange loss	—	5
Allowance for doubtful accounts	3	5
Depreciation and amortization	33	68
Capital loss carryforward	—	3
Net operating loss carryforwards and tax credit carryforwards	46	75
Stock based compensation	19	—
Accumulated other comprehensive income	—	25
Other assets	—	3
Less: Valuation allowance(*)	(125)	(236)

Total deferred tax assets	$12	$16

Deferred tax liabilities:
Accrued liabilities and deferred income	(5)	(3)
Depreciation and amortization	(250)	(238)
Accumulated other comprehensive income	(5)	—
Other	(1)	(6)

Total deferred tax liabilities	(261)	(247)

Net deferred tax liability	$(249)	$(231)

(*)
A valuation allowance was recorded on certain deferred tax assets that were recorded during purchase accounting, as well as on additional deferred tax assets that were generated through

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9. Income Taxes (Continued)

  December 31, 2008. The valuation allowance of $236 million as of December 31, 2008 relates to net operating loss and capital loss carryforwards for U.S. Federal ($63 million), U.S. State ($9 million), non-U.S. jurisdictions ($6 million), and other items with tax to book basis differences ($158 million).

        As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $25 million if and when such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

        For the year ended December 31, 2008, the Company had income tax expense of $43 million. The expense is primarily due to charges associated with FIN 48 of $12 million and $24 million in taxes in certain non-U.S. jurisdictions. The Company also generated losses in jurisdictions, including the U.S., in which there is no current tax benefit.

        As of December 31, 2008, the Company had U.S. federal net operating loss carryforwards of approximately $197 million, which expire between 2026 and 2028 and non-U.S. net operating losses of $27 million which expire between 4 years and indefinitely.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2008, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $904 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9. Income Taxes (Continued)

        The Company's and the Predecessor's effective income tax rate differs from the U.S. federal statutory rate as follows:

		Company (Consolidated)
	Predecessor (Combined)
		July 13, 2006 (Formation Date) through December 31, 2006
	January 1, 2006 through August 22, 2006		Year ended December 31, 2007	Year ended December 31, 2008
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefits	0.9	(0.4)	(0.2)	30.8
Taxes on non-U.S. operations at alternate rates	1.3	(12.6)	(21.8)	283.7
Tax benefit resulting from non-U.S. rate change	—	—	4.8	5.7
Tax benefit resulting from U.S. state rate change	—	—	—	4.8
Non-deductible compensation	—	—	(13.0)	(84.4)
Non-deductible interest	—	—	(1.1)	5.1
Non-deductible amortization	—	—	—	31.2
Capitalized consulting costs	—	—	(3.5)	(76.2)
FIN 48	—	—	(6.1)	108.5
Taxes on other repatriated non-U.S. income, net of tax credits	0.4	(0.9)	—	—
Other non-deductible items	—	—	—	11.1
Tax differential on impairment of intangible assets, including net state and non-U.S. impact	(32.6)	—	—	—
Change in valuation allowance	—	(22.4)	(4.9)	35.5
Other	0.1	(0.6)	0.3	.1

	5.1%	(1.9)%	(10.5)%	390.9%

        The Company is subject to income taxes in the United States and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company's worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies" for periods through December 31, 2006 and in accordance with FIN 48 for the years ended December 31, 2007 and 2008.

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

        The Company believes there is appropriate support for the positions taken on its tax returns, although the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes that the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, tax regulations are subject to interpretation and tax litigation is inherently uncertain. Therefore, the Company's assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. The final determination of tax audits and any other related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

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

        The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions and estimated the transition amounts with respect to each item at the effective date. The Company only expects a significant increase to unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to thin

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

9. Income Taxes (Continued)

capitalization interest exposure. The Company expects a reduction of approximately $4 million in the total amount of unrecognized tax benefits within the next 12 months as a result of payments. The total amount of unrecognized tax benefits that, if recognized would affect the effective tax rate would be $50 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
Unrecognized Tax Benefit—Opening Balance	$27	$53
Gross increases—tax positions in prior period	17	5
Gross decreases—tax positions in prior period	—	(11)
Gross increases—tax positions in current period	7	13
Settlements	—	(2)
Decreases due to currency translation adjustments	—	(8)
Additions due to acquisition of Worldspan	4	—
Decrease related to deconsolidation of Orbitz Worldwide	(2)	—

Unrecognized Tax Benefit—Ending Balance	$53	$50

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company had accrued approximately $1 million to reflect interest and penalties accrued during 2008.

10. Other Current Assets

        Other current assets consisted of:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
Derivative contracts	$101	$64
Prepaid expenses	46	40
Sales and use tax receivables	37	45
Other	68	52

	$252	$201

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

11. Property and Equipment, Net

        Property and equipment, net, consisted of:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
Land	$4	$4
Capitalized software	402	402
Furniture, fixtures and equipment	141	207
Building and leasehold improvements	45	44
Construction in progress	36	46

	628	703
Less: Accumulated depreciation and amortization	(96)	(212)

Property and equipment, net	$532	$491

        During the period January 1, 2006 through August 22, 2006, and the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008, depreciation expense of $92 million, $33 million, $114 million and $122 million, respectively, was recorded. Construction in progress as of December 31, 2007 and 2008 includes approximately $4 million and less than $1 million, respectively, of capitalized interest.

12. Other Non-Current Assets

        Other non-current assets consisted of:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
Deferred financing costs	$75	$55
Development advances	63	54
Avis Budget tax receivable	17	7
Pension assets	42	—
Other	45	35

	$242	$151

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

13. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
Accrued travel supplier payments, deferred revenue and customer advances	$230	$193
Accrued commissions and incentives	155	160
Accrued payroll and related	100	71
Derivative contracts	5	65
Accrued sales and use tax	67	64
Accrued sponsor monitoring fees	57	55
Current portion of Worldspan founding airline service agreement liability	33	26
Accrued interest expense	42	36
Accrued merger and acquisition costs	15	4
Other	123	84

	$827	$758

14. Long-Term Debt

		Company (Consolidated)
	Maturity	As of December 31, 2007	As of December 31, 2008
Senior Secured Credit Facilities
Term loan facility
Dollar-denominated	August 2013	$1,723	$1,713
Euro-denominated	August 2013	510	488
Senior Notes
Dollar-denominated floating rate notes	September 2014	150	144
Euro-denominated floating rate notes	September 2014	343	243
9 7/8% notes	September 2014	450	443
Senior Subordinated Notes
11 7/8% Dollar-denominated notes	September 2016	300	247
10 7/8% Euro-denominated notes	September 2016	233	205
Revolver borrowings	August 2012	—	263
Capital leases and other		59	56

Total debt		3,768	3,802
Less: current portion		17	19

Long-term debt		$3,751	$3,783

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

        During July 2007, in connection with the proceeds received from the Orbitz Worldwide initial public offering and borrowings by Orbitz Worldwide under its term loan facility, the Company repaid approximately $1.0 billion under its senior secured credit facility. Pursuant to the Company's Separation Agreement with Orbitz Worldwide, the Company maintains letters of credit under its synthetic letter of credit facility on behalf of Orbitz Worldwide.

        During the year ended December 31, 2007, the Company made a $100 million discretionary repayment of amounts outstanding under the term loan portion of its senior secured credit facility and repaid approximately $16 million of the term loan as required under the agreement.

        During the year ended December 31, 2008, the Company repaid approximately $10 million of debt under its senior secured credit facility as required under the senior secured credit agreement. In addition, the principal amount outstanding under the Euro-denominated term loan facility decreased by approximately $22 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company.

        The Company has an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of September 15, 2008, LCPI's total commitment within our credit facility was $30 million; therefore, the Company does not expect that future borrowing requests will be honored by LCPI.

        On September 18, 2008, the Company borrowed $113 million, net of LCPI non-funding, under the revolving credit facility. In October 2008, the Company borrowed an additional $68 million and €59.0 million, net of LCPI non-funding, under the revolving credit facility. The euro-denominated portion of the revolver borrowings amounted to $82 million equivalent at December 31, 2008. The Company believes that it has sufficient liquidity to conduct its normal operations and it does not believe that the non-funding by LCPI under our revolving credit facility will have a material impact on its short-term or long-term liquidity position.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14. Long-Term Debt (Continued)

        As of December 31, 2008, there was $263 million outstanding under the revolving credit facilities and $147 million of commitments outstanding under the synthetic letter of credit facility, including $67 million of commitments entered into on behalf of Orbitz Worldwide.

        As of December 31, 2007, there were no borrowings under the revolving credit facilities and $134 million of commitments outstanding under the synthetic letter of credit facility, including $74 million of commitments entered into on behalf of Orbtiz Worldwide.

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

        On August 23, 2006, in connection with the Acquisition, the Company issued $300 million of 11 7/8% dollar-denominated notes and €160 million of 10 7/8% euro-denominated notes ($204 million dollar equivalent, on the date of issuance). The senior subordinated notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company (including the senior credit facilities and the senior notes).

        During the year ended December 31, 2008, the Company repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the Euro-denominated notes decreased by approximately $14 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company.

Capital Leases and Other

        During the year ended December 31, 2008, the Company repaid approximately $8 million as required under its capital leases.

Interim Credit Agreement

        On July 18, 2006, the Predecessor entered into a $2.2 billion unsecured interim credit agreement, consisting of a $1.8 billion term loan agreement and a $400 million revolving credit agreement. The credit facilities had a maturity date of July 17, 2007. Loans under the interim credit agreement bore interest, at the Predecessor's option, at 87.5 basis points over LIBOR, or at the alternate base rate. On July 27, 2006, the Predecessor borrowed $1.9 billion under the credit facilities in order to advance approximately $1.6 billion to Avis Budget and to repay the entire remaining $265 million of GIT indebtedness outstanding under the Avis Budget Credit Facility. The interim credit agreement was

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14. Long-Term Debt (Continued)

repaid in full on August 23, 2006 with a portion of the proceeds received from the term loan facility, the senior notes and the senior subordinated notes discussed above. The Predecessor incurred approximately $10 million in interest expense related to this interim credit agreement.

Debt Maturities

        Aggregate maturities of debt as of December 31, 2008 are as follows:

Year	Amount
2009	$19
2010	19
2011	18
2012	281
2013	2,164
Thereafter	1,301

$3,802

Debt Issuance Costs

        In connection with the debt issuances associated with the Acquisition, the Company recorded $105 million of debt issuance costs during the period July 13, 2006 (Formation Date) through December 31, 2006. During the year ended December 31, 2007, the Company recorded an additional $30 million of debt issuance costs. Debt issuance costs are capitalized within other assets on the balance sheet and amortized over the life of the related debt into earnings as part of interest expense on the statement of operations using the effective interest method. Amortization of debt issuance costs totaled $17 million for the period July 13, 2006 to December 31, 2006, including approximately $10 million of fees related to an unused bridge financing arrangement. Amortization of debt issuance costs was $40 million and $20 million for the years ended December 31, 2007 and 2008, respectively.

Debt Covenants and Guarantees

        The senior secured credit agreement and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's and its subsidiaries' ability to: incur additional indebtedness or issue certain preferred stock; create liens on certain assets to secure debt; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company's senior subordinated notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated indebtedness (including the Company's senior subordinated notes); change its lines of business; and change the status of the Company as a passive holding company.

        In addition, the Company is required to maintain a maximum total leverage ratio. The senior secured credit agreement and indentures also contain certain customary affirmative covenants and

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

14. Long-Term Debt (Continued)

events of default. As of December 31, 2008, the Company was in compliance with all restrictive and financial covenants related to long-term debt.

        The senior notes and senior subordinated notes are guaranteed by the Company's subsidiaries incorporated in the U.S. with certain limited exceptions. See Note 22—Guarantor and Non-Guarantor Financial Statements, for the financial statements of the Guarantor and Non-Guarantor subsidiaries.

15. Financial Instruments

RISK MANAGEMENT

        Following is a description of the Company's risk management policies:

Foreign Currency Risk

        The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables, external Euro debt, and forecasted earnings of foreign subsidiaries. The Company primarily enters into derivative instruments to manage its foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts utilized by the Company do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $10 million, $47 million, $116 million and $(41) million the period January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008, respectively and is recorded as a component of selling, general and administrative expenses on the Company's statements of operations.

Interest Rate Risk

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. The Company currently uses interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with the Company's floating rate debt are designated as cash flow hedges. During the period July 13, 2006 (Formation Date) to December 31, 2006, certain interest rate components of the Company's cross currency hedging transactions entered into by the Company have been designated as ineffective resulting in a non-cash charge of $11 million, recorded within interest expense on the Company's consolidated statement of operations. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company records deferred gains or losses in other comprehensive income for contracts that will mature in the next twelve months. As of December 31, 2008, the Company's interest rate hedges cover transactions for periods that do not exceed three years.

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

        As of December 31, 2008, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties.

Market Risk

        The Company provides global distribution and reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients. The Company provides airline, car rental, hotel and other travel reservation and fulfillment services to its customers through its network of online travel companies. The Company's results of operations are affected by many economic factors, including the level of economic activity in the markets in which it operates. In the travel services business, a decline in economic activity typically results in a decline in both business and leisure travel and, accordingly, a decline in the volume of transactions in the Company's GDS and GTA businesses. Additionally, the Company's customers are located worldwide, with net revenue generated from outside the United States ranging from approximately 55% to 63% of net revenue recorded on the Company's statement of operations for all periods presented. Accordingly, a decline in economic activity either in the United States or in international markets may have a material adverse effect on our performance.

        Other business risks faced by the Company relate to its dependence on relationships with travel suppliers, primarily airlines and hotels, exposure to risks associated with online commerce security and credit card fraud, dependence on third party technology developers, technology outages and breakdown, and failure to integrate various disconnected business units and technology.

Fair Value

        The Company's assets and liabilities recorded at fair value consist of marketable securities and derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, and are included within the Level 1 and Level 2 categories. See Note 2, Summary of Significant Accounting Policies, for a discussion of the Company's polices regarding this hierarchy. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

15. Financial Instruments (Continued)

        The carrying amounts and estimated fair values of all other financial instruments are as follows:

	Company (Consolidated)
	December 31, 2007		December 31, 2008
Asset/(liability)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 1—Quoted Prices in Active Markets
Marketable securities	$4	$4	$2	$2
Total debt	(3,768)	(3,692)	(3,802)	(1,537)
Level 2—Significant Other Observable Inputs Derivative instruments
Unrealized foreign exchange gains on foreign currency interest rate swaps	133	133	73	73
Foreign exchange forwards—assets	1	1	5	5
Foreign exchange forwards—liabilities	(5)	(5)	(18)	(18)
Unrealized loss on interest rate swaps	(37)	(37)	(73)	(73)

16. Commitments and Contingencies

Commitments

Leases

        The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment.

        Future minimum lease payments required under noncancelable operating leases on facilities and data processing equipment as of December 31, 2008 are as follows:

Year ended December 31	Amount
2009	$32
2010	23
2011	19
2012	18
2013	16
Thereafter	54

$162

        Commitments under capital leases amounted to $56 million as of December 31, 2008 primarily related to office and information technology equipment.

        During the period from January 1, 2006 through August 22, 2006, the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008, total rent expense was $21 million, $13 million, $39 million and $31 million, respectively, principally related to leases of office facilities.

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

Purchase Commitments

        In the normal course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2008, the Company had approximately $300 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $84 million relates to 2009). These purchase obligations extend through 2013.

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

        In connection with the Company's existing NDC arrangements in the Middle East, the Company is involved in a dispute with one its existing NDC partners regarding the payment of certain fees. The Company intends to defend vigorously any claims brought against the Company and to pursue vigorously appropriate cross-claims. While no assurance can be provided, the Company does not believe the outcome of this dispute will have a material adverse effect on the Company's results of operations or its liquidity condition.

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

Distributions to Parent

        During the year ended December 31, 2008, the Company made $60 million of cash distributions to its parent company.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax, consisted of:

	Currency Translation Adjustments	Unrealized Gain (Loss) on Available for Sale Securities	Unrealized Loss on Equity Investment	Unrealized Losses on Cash Flow Hedges	Minimum Pension Liability/ SFAS 158 Adjustment	Accumulated Other Comprehensive Income (Loss)
Predecessor
Balance, January 1, 2006	$(70)	$—	$—	$1	$(24)	$(93)
Activity during period, net of tax	135	6	—	(1)	—	140

Balance, August 22, 2006	$65	$6	$—	$—	$(24)	$47

Company
Activity during period, net of tax	$20	$—	$—	$(9)	$—	$11

Balance, December 31, 2006	20	—	—	(9)	—	11
Activity during period, net of tax	143	(1)	(11)	(13)	34	152

Balance, December 31, 2007	163	(1)	(11)	(22)	34	163
Activity during period, net of tax	(88)	3	(11)	(14)	(93)	(203)

Balance, December 31, 2008	$75	$2	$(22)	$(36)	$(59)	$(40)

18. Equity-Based Compensation

Travelport Equity-Based Long Term Incentive Program

        The Company introduced an equity-based long term incentive program in 2006 for the purpose of retaining certain key employees. Under this program, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to approximately 120 million restricted equity units. In December 2007, the equity award program was amended and resulted in the conversion of all profit interests at fair market value into Class A-2 Units, which, along with all outstanding restricted equity units, except those granted under the Supplemental Profit Sharing Plan (discussed below), were vested immediately. In addition, under the amended plan, the Board of Directors approved the grant of

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18. Equity-Based Compensation (Continued)

16.4 million restricted equity units, representing the remaining unallocated Class B-1, Class C and Class D profit interests. None of the awards required the payment of an exercise price by the recipient.

        During 2007, the Company approved the Orbitz Worldwide 2007 Equity and Incentive Plan ("the Orbitz Plan"). The Orbitz Plan provides for the grant of equity based awards to the Orbitz Worldwide directors, officers and other employees, advisors and consultants who are selected by Orbitz Worldwide's compensation committee for participation in the Orbitz Plan. The restricted equity units and profit interests in the Travelport equity-based long term incentive plan held by the Orbitz Plan participants were converted into shares of the Orbitz Plan.

        In July 2008, the board of directors of the partnership approved the grant of 1.3 million restricted equity units, of which approximately 0.8 million vest in one year and approximately 0.5 million vest over four years. For the year ended December 31, 2008 the Company recorded approximately $1 million in non-cash equity compensation expense related to the restricted equity unit grants and approximately $4 million of cash expense related to employer taxes on grants deemed as compensation to employees. The fair value of the 1.3 million restricted equity units that were granted were based on a valuation of the Company's total equity at the time of the grant.

        In December 2008, the Company completed a net share settlement for approximately 29 million restricted equity units on behalf of the employees that participate in the Travelport equity-based long term incentive plan upon the conversion of the restricted equity units to Class A-2 units pursuant to the terms of the equity plan. The net share settlement was in connection to taxes incurred on the conversion to Class A-2 units of restricted equity units that vested during 2007 and were transferred to the employees during 2008, creating taxable income for the employee. The Company has agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted equity units to the Company. This transaction resulted in a decrease of approximately $32 million to equity on the consolidated balance sheet as the cash payment of the taxes effectively was a repurchase of the restricted equity units granted in previous years.

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18. Equity-Based Compensation (Continued)

        The activity of the Company's equity award program is presented below:

	Restricted Equity Units		Profit Interests
	Class A-2		Class B		Class B-1		Class C
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance July 13, 2006	—	—	—	—	—	—	—	—
Granted at fair market value	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43

Balance as of December 31, 2006	36,372,213	$1.00	11,278,539	$0.49	—	—	11,278,539	$0.43
Granted at fair market value	40,988,391	$2.28	—	—	1,863,294	$0.67	1,863,294	$0.65
Exercised	—	—	—	—	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	(4,198,586)	$1.03	(1,103,501)	$0.49	(99,863)	$0.67	(1,203,364)	$0.45
Conversion to A-2 Units	38,016,470	$2.78	(9,946,727)	$0.49	(1,763,431)	$0.67	(11,710,158)	$0.46
Forfeited	(1,177,025)	$1.00	(228,311)	$0.49	—	—	(228,311)	$0.43

Balance as of December 31, 2007	110,001,463	$2.10	—	—	—	—	—	—
Granted at fair market value	1,334,438	$1.96	—	—	—	—	—	—
Net share settlement	(29,137,704)	$1.13	—	—	—	—	—	—
Forfeited	(76,274)	$1.96	—	—	—	—	—	—

Balance as of December 31, 2008	82,121,923	$2.44	—		—		—

	Profit Interests
	Class C-1		Class D
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance July 13, 2006	—	—	—	—
Granted at fair market value	—	—	11,278,539	$0.38

Balance as of December 31, 2006	—	—	11,278,539	$0.38
Granted at fair market value	1,769,863	$0.83	2,748,226	$0.63
Exercised	—	—	—	—
Conversion/forfeiture of Orbitz Worldwide Units	—	—	(1,203,364)	$0.39
Conversion to A-2 Units	(1,769,863)	$0.83	(12,595,090)	$0.43
Forfeited	—	—	(228,311)	$0.38

Balance as of December 31, 2007	—	—	—	—
Granted at fair market value	—	—	—	—

Balance as of December 31, 2008	—		—

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

        In August and November 2007, the Board of Directors approved the grant of 19.8 million restricted equity units pursuant to the Travelport 2007 Supplemental Profit Sharing Plan (the "Profit Sharing Plan"). The Profit Sharing Plan provides for management profit sharing bonus payments aggregating 25% of the amount by which adjusted EBITDA (as defined in the Profit Sharing Plan) exceeded a certain threshold for 2007. The payments were made in the form of cash or restricted equity units. The ultimate number of restricted equity units which will vest is dependant on the attainment of the performance goal. For the year ended December 31, 2007, the Company recorded non-cash equity compensation expense of $28 million related to the Profit Sharing Plan.

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

        The activity of Avis Budget's common stock option plans related to the Predecessor's employees consisted of:

	January 1, 2006 through August 22, 2006
	Number of Options	Weighted Average Exercise Price
Balance at beginning of period	6,132,529	$15.87
Transfers(b)	1,462,169	19.09
Exercised	(343,309)	11.19
Forfeited/canceled	(421,543)	20.18
Vested/converted as a result of separation	(6,829,846)	16.53

Balance at end of period	—	—

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

        The activity related to Avis Budget's RSU plan for the Predecessor's employees consisted of:

	January 1, 2006 through August 22, 2006
	Number of RSUs	Weighted Average Grant Price
Balance at beginning of year	5,466,924	$21.24
Granted at fair market value(a)
Transfers(b)	582,953	20.52
Vested/exercised	(39,981)	16.21
Forfeited/canceled	(2,876,820)	21.23
Vested/converted as a result of Separation	(3,133,076)	21.18

Balance at end of year	—	—

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

Equity-Based Compensation Expense Allocated to the Company

        During the period January 1, 2006 through August 22, 2006, Avis Budget allocated pre-tax equity-based compensation expense of $38 million to the Predecessor. Such compensation expense relates only to the options and RSUs that were granted by Avis Budget to the Predecessor's employees subsequent to January 1, 2003. The allocation was based on the estimated number of options and RSUs Avis Budget believed it would ultimately provide and the underlying vesting period of the award. As Avis Budget measured its stock-based compensation expense using the intrinsic value method during the periods prior to January 1, 2003, Avis Budget did not recognize compensation expense upon the

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

18. Equity-Based Compensation (Continued)

issuance of equity awards to its employees. Therefore, the Predecessor was not allocated compensation expense for options that were granted by Avis Budget to the Predecessor employees prior to January 1, 2003 (there were no RSUs granted prior to January 1, 2003). See Note 2—Summary of Significant Accounting Policies for more information regarding the accounting policy for stock-based compensation.

19. Employee Benefit Plans

Defined Contribution Savings Plans

        The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company's cost for contributions to this plan was approximately $5 million, $9 million and $13 million for the period July 13, 2006 (Formation Date) through December 31, 2006 and the years ended December 31, 2007 and 2008, respectively. The Predecessor's costs for contributions to this plan was $6 million for the period January 1, 2006 through August 22, 2006.

Defined Benefit Pension, Postretirement and Other Plans

        The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee's option. Under both the domestic and foreign plans, benefits are based on an employee's years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2006, 2007 and 2008, the aggregate accumulated benefit obligations of these plans were $337 million, $460 million, and $456 million, respectively.

        Substantially all of the defined benefit pension plans maintained by the Company had accumulated benefit obligations that exceeded the fair value of the assets of such plans as of December 31, 2008. The Company's policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains post-retirement health and welfare plans for eligible employees of certain domestic subsidiaries.

        The Company uses a December 31, measurement date for its defined benefit pension and postretirement benefit plans. For such plans, the following tables provide a statement of funded status

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19. Employee Benefit Plans (Continued)

as of December 31, 2006, 2007 and 2008 as well as August 22, 2006 and summaries of the changes in the benefit obligation and fair value of assets for the periods then ended:

	Defined Benefit Pension Plans
	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Benefit obligation, beginning of period	$306	$331	$337	$460
Benefit obligation assumed from Worldspan acquisition	—	—	204	—
Service cost	—	—	1	1
Interest cost	8	5	19	28
Actuarial loss (gain)	14	2	(15)	(3)
Net benefits paid	(6)	(3)	(13)	(25)
Currency translation adjustment and other(1)	9	2	(73)	(5)

Benefit obligation, end of period	$331	$337	$460	$456

Fair value of plan assets, beginning of period	$224	$260	$285	$465
Fair value of plan assets acquired from Worldspan	—	—	220	—
Return on plan assets	22	17	33	(76)
Employer contribution	7	7	15	6
Net benefits paid	(6)	(3)	(13)	(25)
Currency translation adjustment and other(1)	13	4	(75)	(7)

Fair value of plan assets, end of period	$260	$285	$465	$363

Funded status	$(71)	$(52)	$5	$(93)
Unrecognized actuarial loss	29	(8)	(34)	77

Net amount recognized	$(42)	$(60)	$(29)	$(16)

(1)
For the year ended December 31, 2007 other includes an adjustment of approximately $75 million to the benefit obligation and fair value of plan assets related a defined benefit plan of a subsidiary located in the United Kingdom. This plan has characteristics of both a defined benefit plan and a defined contribution plan. During 2007 it was determined that the benefit obligation and fair value of plan assets related to the portion of the plan with the characteristics of a defined contribution

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19. Employee Benefit Plans (Continued)

  plan should be accounted for as a defined contribution plan and therefore were adjusted for and reflected on the summary of the changes in the benefit obligation and fair value of assets.

	Post Retirement Benefit Plan
	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Benefit obligation, beginning of period	$13	$12	$12	$36
Benefit obligation assumed from Worldspan acquisition	—	—	27	—
Service cost	—	—	—	—
Interest cost	—	—	1	2
Actuarial loss	—	—	(1)	(4)
Net benefits paid	(1)	—	(3)	(3)
Plan amendment	—	—	—	(14)

Benefit obligation, end of period	$12	$12	$36	$17

Fair value of plan assets, beginning of period	$—	$—	$—	$—
Employer contribution	—	—	3	3
Net benefits paid	—	—	(3)	(3)

Fair value of plan assets, end of period	$—	$—	$—	$—

Funded status	$(12)	$(12)	$(36)	$(17)
Unrecognized actuarial loss	—	—	(1)	(18)

Net amount recognized	$(12)	$(12)	$(37)	$(35)

        The following table provides the components of net periodic benefit cost for the respective periods:

	Defined Benefit Pension Plans
	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Service cost	$—	$—	$1	$1
Interest cost	8	5	19	28
Expected return on plan assets	(8)	(5)	(23)	(35)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	2	—	—	—

Net periodic benefit cost	$2	$—	$(3)	$(6)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19. Employee Benefit Plans (Continued)

	Post Retirement Benefit Plan
	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Service cost	$—	$—	$—	$—
Interest cost	—	—	1	2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	—	—	—	(1)

Net periodic benefit cost	$—	$—	$1	$1

        The Company sponsors several defined benefit plans for certain employees located outside the United States. The aggregate benefit obligation for these plans (included in the table above) was $80 million and $63 million as of December 31, 2007 and 2008, respectively, and the aggregate fair value of plan assets included $75 million and $64 million as of December 31, 2007 and 2008, respectively.

        As a result of the adoption of SFAS No. 158 for the year ended December 31, 2007, the Company was not required to reclassify any costs from other comprehensive income into net period benefit cost. As of December 31, 2007, approximately $34 million of transition assets are recorded as part of other comprehensive income.

        The Company's defined benefit pension and postretirement benefit plans utilized a weighted average discount rate of 5.2%, 6.4% and 6.1% for 2006, 2007 and 2008, respectively. The Company's defined benefit pension plans utilized a weighted average expected long-term rate of return on plan assets of 8.25% for 2006 and 2007 and 7.5% for 2008. Such rate is based on long-term capital markets forecasts and risk premiums for respective asset classes, expected asset allocations, expected inflation and other factors. The Company's health and welfare benefit plans use an assumed health care cost trend rate of 10% for 2009, declining 1% for three years and 1/2% per year until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company's health and welfare plans.

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

19. Employee Benefit Plans (Continued)

        The allocation of assets for the benefit plans as of December 31, 2007 and 2008 follows:

	Defined Benefit Pension Plans
	2007	2008
Equity securities	64%	26%
Fixed income securities (including cash)	26%	72%
Alternative investments	10%	2%

Total	100%	100%

        During 2008, the assets of the U.S. qualified defined benefit pension plan were held by two separate trustees. On December 31, 2008, these assets were consolidated into one trustee through a cash transfer, which impacted the allocation of assets on that day. If this transfer had not occurred, our asset allocation would have been as follows on December 31, 2008:

Equity securities	38%
Fixed income securities (including cash)	58%
Alternate investments	4%

        The Company's contributions to its defined benefit pension and postretirement benefit plans are estimated to aggregate $5 million in 2009.

        The Company estimates its defined benefit pension and other postretirement benefit plans will pay benefits to participants as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plan
Fiscal year ending December 31:
2009	$20	$3
2010	20	1
2011	21	1
2012	22	1
2013	23	1
Five fiscal years thereafter	131	6

	$237	$13

20. Segment Information

        Management evaluates the performance of the Company's segments based upon net revenue and "EBITDA", which is defined as income (loss) from continuing operations before income taxes, minority interest, equity in losses of investments, net, interest expense, net and depreciation and amortization each of which is presented on the statements of operations.

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

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
GDS
Net revenue	$1,006	$510	$1,772	$2,171
Segment EBITDA	(1,729)	126	460	601
GTA
Net revenue	203	84	330	356
Segment EBITDA	33	(15)	77	110
Orbitz Worldwide(c)
Net revenue	521	248	743	—
Segment EBITDA	(282)	20	102	—
Corporate and other
Segment EBITDA(a)	(139)	(59)	(409)	(95)
Intersegment eliminations(b)
Net revenue	(37)	(19)	(65)	0
Combined Totals
Net revenue	$1,693	$823	$2,780	$2,527
EBITDA	$(2,117)	$72	$230	$616

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

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

20. Segment Information (Continued)

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes, minority interest and equity in losses of investments, net:

	Predecessor (Combined)	Company (Consolidated)
	January 1, 2006 through August 22, 2006	July 13, 2006 (Formation Date) through December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
EBITDA	$(2,117)	$72	$230	$616
Interest expense, net	(39)	(150)	(373)	(342)
Depreciation and amortization	(123)	(77)	(248)	(263)

Loss from continuing operations before income taxes, minority interest and equity in losses of investments, net	$(2,279)	$(155)	$(391)	$11

        Provided below is a reconciliation of segment assets to total assets:

	Company (Consolidated)
	As of December 31, 2007	As of December 31, 2008
GDS	$3,228	$3,013
GTA	2,087	1,907
Corporate and other	835	644

Total	$6,150	$5,564

        The geographic segment information provided below is classified based on geographic location of the Company's subsidiaries:

	United States	United Kingdom	All Other Countries	Total
Net Revenue
Predecessor
January 1, 2006 through August 22, 2006	$721	$206	$766	$1,693
Company
July 13, 2006 (Formation Date) through December 31, 2006	374	66	383	823
Year ended December 31, 2007	1,204	261	1,315	2,780
Year ended December 31, 2008	930	269	1,328	2,527
Non-Current Assets
Non-current assets as of December 31, 2007	2,042	1,818	1,267	5,127
Non-current assets as of December 31, 2008	2,084	1,661	894	4,639

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

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

21. Related Party Transactions

Transactions with Entities Related to Owners

        The Blackstone Group is the ultimate majority shareholder in the Company. The Blackstone Group invests in a wide variety of companies operating in many industries. The Company pays an annual monitoring fee to Blackstone, TCV and OEP. During 2006, this management fee was approximately $2 million. In December 2007, the Company received a notice from Blackstone and TCV electing to receive, in lieu of annual payments, a lump sum fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The lump sum fee was agreed to be an amount equal to approximately $57 million; accordingly, the Company recorded an expense of $57 million in termination fees (See Note 8—Separation and Restructuring Charges).

        On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. Pursuant to the new agreement, payments made by the Company in 2008, 2010 and subsequent years are credited against the lump sum fee of approximately $57 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above.

        In connection with the new Transaction and Monitoring Fee Agreement, the Company recorded approximately $8 million of expense during the year ended December 31, 2008 as a component of selling, general and administrative expense. This payment will be made in March 2009, and will not be credited against the lump sum fee described above.

        During 2006, the Company recorded $45 million in transaction costs for advisor services provided by companies controlled by Blackstone and TCV.

        In July 2008, Travelport LLC, a wholly owned subsidiary of the Company and issuer of the senior and senior subordinated notes, purchased approximately $48 million of notes from Blackport Capital Fund Ltd., an affiliate of Blackstone.

Executive Relocation

        In connection with the residential relocation of the Company's Chief Financial Officer, Michael E. Rescoe, an independent third party relocation company purchased Mr. Rescoe's home in June 2007, on our behalf, for approximately $1 million pursuant to the standard home-sale assistance terms utilized by the company in the ordinary course of business.

        In connection with the residential relocation of our Executive Vice President, Chief Administrative Officer and General Counsel, Eric J. Bock, an independent third party relocation company purchased Mr. Bock's home in November 2008, on our behalf, for approximately $4 million pursuant to the standard home sale assistance terms utilized by the company in the ordinary course of business.

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

legal and treasury services and certain employee benefits, information technology, telecommunications, call centers and real estate usage for common space. During the period January 1, 2006 through August 22, 2006 the Predecessor was allocated $22 million of general corporate overhead expenses from Avis Budget, which are included within selling, general and administrative expenses on the accompanying statements of operations.

        Avis Budget also incurred certain expenses on behalf of the Predecessor. These expenses, which directly benefited the Predecessor, were allocated to the Predecessor based upon the Predecessor's actual utilization of the services. Direct allocations included costs associated with information technology, telecommunications, call centers and real estate usage. During the period January 1, 2006 through August 22, 2006, the Predecessor was allocated $62 million of expenses directly benefiting the Predecessor, which are included within selling, general and administrative expenses on the accompanying statements of operations.

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

Related Party Agreements with Avis Budget

        The Predecessor conducted the following business activities with Avis Budget and its other subsidiaries: (i) provides corporate travel management services to Avis Budget and its affiliates and (ii) maintains marketing agreements with Avis Budget affiliates. In connection with these activities, the Predecessor recorded net revenue of $16 million during the period January 1, 2006 through August 22, 2006.

Income Taxes, Net

        As discussed in Note 2—Summary of Significant Accounting Policies, the Predecessor is included in the consolidated federal and state income tax returns of Avis Budget. The income tax payable to Avis Budget was approximately $47 million as of August 22, 2006.

Net Interest on Amounts Due to Avis Budget

        In the ordinary course of business prior to the Acquisition, Avis Budget swept cash from the Predecessor's bank accounts and the Predecessor maintained certain loan balances due to Avis Budget. In connection with the Acquisition, all amounts due from Avis Budget at August 22, 2006 were forgiven. Certain of the advances made to or from Avis Budget were interest bearing. In connection with the interest bearing activity, the Predecessor recorded net interest expense of $5 million during the period January 1, 2006 through August 22, 2006.

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

22. Guarantor and Non-Guarantor Financial Statements

        The following consolidating condensed financial statements presents the Company's Consolidating Condensed Balance Sheets as of December 31, 2007 and 2008 and the Consolidating Condensed Statements of Operations and Cash Flows for the period July 13, 2006 (Formation Date) through December 31, 2006 and for the years ended December 31, 2007 and 2008 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"), (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$1,175	$1,670	$(65)	$2,780

Cost and expenses
Cost of revenue	—	—	—	592	647	(65)	1,174
Selling, general and administrative	—	—	—	454	829	—	1,283
Separation and restructuring charges	—	—	—	90	—	—	90
Depreciation and amortization	—	—	—	150	98	—	248
Impairment of long-lived assets	—	—	—	1	—	—	1
Other expense, net	—	—	—	2	—	—	2

Total costs and expenses	—	—	—	1,289	1,574	(65)	2,798

Operating income (loss)	—	—	—	(114)	96	—	(18)
Interest income (expense), net	9	—	(357)	(5)	(20)	—	(373)
Equity in losses of subsidiaries	(449)	(476)	(115)	—	—	1,040	—

Income (loss) before income taxes, minority interest, and equity in losses of investments, net	(440)	(476)	(472)	(119)	76	1,040	(391)
Provision for income taxes	—	—	—	(1)	(40)	—	(41)
Minority interest, net of tax	—	3	—	—	—	—	3
Equity in losses of investments, net	—	(4)	—	—	—	—	(4)

Income (loss) from continuing operations, net of tax	(440)	(477)	(472)	(120)	36	1,040	(433)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	(6)	—	(6)

Net income (loss)	$(440)	$(477)	$(472)	$(120)	$29	$1,040	$(440)

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$1,113	$1,414	$—	$2,527

Cost and expenses
Cost of revenue	—	—	—	602	665	—	1,267
Selling, general and administrative	6	—	(8)	90	556	—	644
Separation and restructuring charges	—	—	—	18	9	—	27
Depreciation and amortization	—	—	—	184	79	—	263
Impairment of long-lived assets	—	—	—	1	—	—	1
Other expense, net	—	—	—	—	1	—	1

Total costs and expenses	6	—	(8)	895	1,310	—	2,203

Operating income (loss)	(6)	—	8	218	104	—	324
Interest expense, net	—	—	(328)	(14)	—	—	(342)
Gain on early extinguishment of debt	—	—	29	—	—	—	29
Equity in income (loss) of subsidiaries	(173)	(100)	191	—	—	82	—

Income (loss) before income taxes, minority interest, and equity in losses of investments, net	(179)	(100)	(100)	204	104	82	11
Provision (benefit) for income taxes	—	—	—	(10)	(33)	—	(43)
Minority interest, net of tax	—	—	—	(3)	—	—	(3)
Equity in losses of investments, net	—	(144)	—	—	—	—	(144)

Net income (loss)	$(179)	$(244)	$(100)	$191	$71	$82	$(179)

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$94	$—	$—	$189	$62	$—	$345
Accounts receivable, net	—	—	—	78	294	—	372
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	5	—	59	39	98	—	201

Total current assets	99	—	59	306	461	—	925
Investment in subsidiary/intercompany	321	(1,082)	2,652	—	—	(1,891)	—
Property and equipment, net	—	—	—	407	84	—	491
Goodwill	—	—	—	990	742	—	1,732
Trademarks and tradenames	—	—	—	313	186	—	499
Other intangible assets, net	—	—	—	945	607	—	1,552
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Investment in Orbitz Worldwide	—	214	—	—	—	—	214
Other non-current assets	6	—	33	78	34	—	151

Total assets	$426	$(868)	$2,744	$3,042	$2,111	$(1,891)	$5,564

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$27	$113	$—	$140
Accrued expenses and other current liabilities	14	38	80	125	501	—	758
Current portion of long-term debt	—	—	10	9	—	—	19
Deferred income taxes	—	—	—	—	—	—	—

Total current liabilities	14	38	90	161	614	—	917
Long-term debt	—	—	3,736	47	—	—	3,783
Deferred income taxes	—	—	—	30	208	—	238
Tax sharing liability	—	—	—	—	—	—	—
Other non-current liabilities	—	—	—	152	62	—	214

Total liabilities	14	38	3,826	390	884	—	5,152
Total shareholders' equity/intercompany	412	(906)	(1,082)	2,652	1,227	(1,891)	412

Total liabilities and shareholders' equity	$426	$(868)	$2,744	$3,042	$2,111	$(1,891)	$5,564

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Period July 13, 2006 (Formation Date) through December 31, 2006

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(153)	$(114)	$(114)	$25	$(39)	$242	$(153)
Loss from discontinued operations	—	—	—	—	(6)	—	(6)

Income (loss) from continuing operations	(153)	(114)	(114)	25	(45)	242	(159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	45	32	—	77
Impairment of intangible assets	—	—	—	14	—	—	14
Deferred income taxes	—	—	—	7	(12)	—	(5)
Provision for bad debts	—	—	—	—	1	—	1
Amortization of debt issuance costs	—	—	17	—	—	—	17
Unrealized losses on derivative instruments	—	—	11	—	—	—	11
Non-cash charges related to tax sharing liability	—	—	—	5	—	—	5
Non-cash stock based equity compensation	—	—	—	6	—	—	6
Equity in losses of investments	—	—	—	1	—	—	1
Equity in (earnings) losses of subsidiaries	153	114	(25)	—	—	(242)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	61	26	—	87
Other current assets	—	—	—	3	33	—	36
Accounts payable, accrued expenses and other current liabilities	—	—	(4)	(90)	(4)	—	(98)
Other	—	—	—	4	3	—	7

Net cash provided by (used in) operating activities of continuing operations	—	—	(115)	81	34	—	—

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2007

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(440)	$(477)	$(472)	$(120)	$29	$1,040	$(440)
Loss from discontinued operations	—	—	—	—	7	—	7

Income (loss) from continuing operations	(440)	(477)	(472)	(120)	36	1,040	(433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	150	98		248
Impairment of long-lived assets	—	—	—	—	1	—	1
Loss on sale of assets	—	—	—	3	—	—	3
Deferred income taxes	—	—	—	(4)	(20)		(24)
Provision for bad debts	—	—	—	3	8	—	11
FASA liability	—	—	—	(11)	—	—	(11)
Amortization of debt issuance costs	—	—	40	—	—	—	40
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	—	9	3	—	12
Non-cash stock based equity compensation	—	—	—	189	2	—	191
Equity in losses of investments	—	4	—	—	—	—	4
Minority interest, net of tax	—	(3)	—	—	—	—	(3)
Equity in losses of subsidiaries	449	476	115	—	—	(1,040)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(61)	117	—	56
Other current assets	—	—	—	(47)	35	—	(12)
Accounts payable, accrued expenses and other current liabilities	—	—	—	65	32	—	97
Other	—	—	—	64	(20)	—	44

Net cash provided by (used in) operating activities of continuing operations	9	—	(317)	240	292	—	224

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	$(179)	$(244)	$(100)	$191	$71	$82	$(179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	184	79	—	263
Impairment of long-lived assets	—	—	—	1	—	—	1
Deferred income taxes	—	—	—	4	(16)	—	(12)
Provision for bad debts	—	—	—	4	5	—	9
FASA liability	—	—	—	(33)	—	—	(33)
Amortization of debt issuance costs	—	—	20	—	—	—	20
Gain on early extinguishment of debt	—	—	(29)	—	—	—	(29)
Unrealized losses on interest rate derivative instruments	—	—	28	—	—	—	28
Non-cash stock based equity compensation	—	—		1	—	—	1
Equity in losses of investments	—	144	—	—	—	—	144
Minority interest, net of tax	—	—	—	3	—	—	3
Equity in losses of subsidiaries	173	100	(191)	—	—	(82)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	20	(16)	—	4
Other current assets	—	—	—	22	(32)	—	(10)
Accounts payable, accrued expenses and other current liabilities	—	—	28	(53)	(78)	—	(103)
Other	—	—	—	(33)	50	—	17

Net cash provided by (used in) operating activities of continuing operations	(6)	—	(244)	311	63	—	124

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED CASH FLOWS (Continued)
For the Year Ended December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities of continuing operations
Property and equipment additions	—	—	—	(59)	(35)	—	(94)
Businesses acquired, net of cash acquired and acquisition-related payments	—	—	—	4	—	—	4
Net intercompany funding	(61)	—	146	(36)	(49)	—	—
Proceeds from asset sales	—	—	—	3	—	—	3
Other	—	—	—	4	(1)	—	3

Net cash provided by (used in) investing activities of continuing operations	(61)	—	146	(84)	(85)	—	(84)

Financing activities of continuing operations
Proceeds from borrowings	—	—	259	—	—	—	259
Principal payments on borrowings	—	—	(161)	(8)	—	—	(169)
Distribution to a parent company	(60)	—	—	—	—	—	(60)
Net share settlement for equity-based compensation	—	—	—	(24)	—	—	(24)

Net cash provided by (used in) financing activities of continuing operations	(60)	—	98	(32)	—	—	6

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents from continuing operations	(127)	—	—	195	(32)	—	36

Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$94	$—	$—	$189	$62	$—	$345

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

        The following combining condensed Statements of Operations and Cash Flows for the period January 1, 2006 through August 22, 2006 are presented as if the guarantor/non-guarantor subsidiary structure had been in place at the Predecessor for: (a) Cendant Travel Distribution Service Group, Inc. ("the Parent"); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; (d) elimination and adjusting entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and (e) the Company on a combined basis. The condensed financial information of the Intermediate Parent Guarantor and the Issuer are not included for periods prior to August 22, 2006 as these entities did not have any operations prior to this date.

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

TRAVELPORT LIMITED

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unless otherwise noted, all amounts are in millions, except for share data)

22. Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT BUSINESSES OF AVIS BUDGET GROUP, INC. (PREDECESSOR)
COMBINING CONDENSED CASH FLOWS
For the period January 1, 2006 to August 22, 2006

	Parent Guarantor	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Predecessor Combined
Operating activities of continuing operations
Net loss	$(2,176)	$(2,040)	$(136)	$2,176	$(2,176)
Loss from discontinued operations	—	—	12	—	12

Loss from continuing operations	(2,176)	(2,040)	(124)	2,176	(2,164)
Adjustments to reconcile net loss to cash provided by operating activities from continuing operations
Depreciation and amortization	—	72	51	—	123
Impairment of intangible assets	—	2,147	217	—	2,364
Deferred income taxes	—	(88)	(23)	—	(111)
Provision for bad debts	—	—	10	—	10
Gain on sale of assets	—	—	(9)	—	(9)
Non-cash charges related to tax sharing liability	—	14	—	—	14
Equity in losses of investments, net	—	1	—	—	1
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	(111)	22	—	(89)
Other current assets	—	(7)	15	—	8
Accounts payable, accrued expenses and other current liabilities	—	125	28	—	153
Investment in subsidiaries	2,176	—	—	(2,176)	—
Other	—	25	(57)	—	(32)

Net cash provided by operating activities of continuing operations	—	138	130	—	268

Investing activities of continuing operations
Property and equipment additions	—	(76)	(24)	—	(100)
Businesses acquired, net of cash and acquisition related payments	—	—	(20)	—	(20)
Net intercompany funding	—	(38)	237	—	199
Proceeds from asset sales	—	—	10	—	10
Increase in restricted cash	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities of continuing operations	—	(114)	198	—	84

Financing activities of continuing operations
Proceeds from borrowings	—	1,900	—	—	1,900
Principal payments on borrowings	—	(117)	(350)	—	(467)
Payment for settlement of tax sharing liability	—	(32)	—	—	(32)
Advance to Avis Budget	—	(1,783)	—	—	(1,783)

Net cash used in financing activities of continuing operations	—	(32)	(350)	—	(382)

Effect of changes in exchange rates on cash	—	—	8	—	8

Net decrease in cash and cash equivalents from continuing operations	—	(8)	(14)	—	(22)
Cash provided by (used in) discontinued operations
Operating activities	—	—	(10)	—	(10)
Investing activities	—	—	3	—	3

Net cash used in discontinued operations	—	—	(7)	—	(7)

Cash and cash equivalents at beginning of period	—	13	75	—	88

Cash and cash equivalents at end of period	$—	$5	$54	$—	$59

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
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

Exhibit No.	Description
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
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
10.8
Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*

Exhibit No.	Description
10.9	Employment Agreement of Jeff Clarke, dated as of September 26, 2006 (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.10
Service Agreement dated as of March 30, 2007, between Gordon Wilson and Galileo International Limited (n/k/a Travelport International Limited) (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
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
10.20	Travelport Americas, LLC Officer Deferred Compensation Plan.
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

Exhibit No.	Description
10.23	Form of Management Equity Award Agreement (Senior Leadership Team) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
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
10.27	TDS Investor (Cayman) L.P. Third Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.28	Amendment to Employment Agreement of Eric J. Bock, dated as of March 7, 2007.
10.29
Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.30
Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.31
Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.32
Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.33
First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.34	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc.

Exhibit No.	Description
10.35	Form of Indemnification Agreement between Travelport Limited and its Directors and
Officers (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 14, 2008.
10.36
First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).*
10.37
Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).
10.38
Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).*
10.39	Letter Agreement between Travelport Limited and Michael E. Rescoe, dated February 23, 2009.
10.40	Agreement and General Release by and among Travelport Limited, Travelport Operations, Inc. and Michael E. Rescoe, dated as of February 23, 2009.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.