Form 10-Q
period 2009-03-31
Travelport LTD
filed 2009-05-12
CIK 1386355

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 12, 2009, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

        The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "should," "will" and "would" or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information or state other "forward-looking" information. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

  •
  factors affecting the level of travel activity, particularly air travel volume, including security concerns, natural disasters, health concerns such as the swine flu and other diseases, the current crisis in the global credit and financial markets and other disruptions;

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
  our exposure to customer credit risk;

  •
  pricing, regulatory and other trends in the travel industry;

  •
  risks associated with doing business in multiple countries and in multiple currencies;

  •
  changes in tax laws and regulations, and interpretations thereof;

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC") on March 12, 2009, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations and financial position.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in millions)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Net revenue	$666	$553

Costs and expenses
Cost of revenue	340	278
Selling, general and administrative	183	150
Restructuring charges	9	6
Depreciation and amortization	67	62

Total costs and expenses	599	496

Operating income	67	57
Interest expense, net	(86)	(66)
Gain on early extinguishment of debt	9	—

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(10)	(9)
Provision for income taxes	(12)	—
Equity in losses of investment in Orbitz Worldwide	(7)	(161)

Net loss before non-controlling interest in subsidiaries	(29)	(170)
Net income attributable to non-controlling interest in subsidiaries	—	(1)

Net loss attributable to Travelport Limited	$(29)	$(171)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in millions)

	December 31, 2008	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$345	$268
Accounts receivable, net	372	379
Deferred income taxes	7	7
Other current assets	201	151

Total current assets	925	805
Property and equipment, net	491	468
Goodwill	1,732	1,693
Trademarks and tradenames	499	489
Other intangible assets, net	1,552	1,486
Investment in Orbitz Worldwide	214	53
Other non-current assets	151	164

Total assets	$5,564	$5,158

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$140	$111
Accrued expenses and other current liabilities	758	715
Current portion of long-term debt	19	20

Total current liabilities	917	846
Long-term debt	3,783	3,726
Deferred income taxes	238	227
Other non-current liabilities	207	205

Total liabilities	5,145	5,004

Commitments and contingencies (note 9)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,225	1,185
Accumulated deficit	(773)	(944)
Accumulated other comprehensive loss	(40)	(95)

Total shareholders' equity	412	146
Non-controlling interest in subsidiaries	7	8

Total equity	419	154

Total liabilities and equity	$5,564	$5,158

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Operating activities
Net loss attributable to Travelport Limited	$(29)	$(171)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	67	62
Deferred income taxes	(4)	(2)
Provision for bad debts	4	5
Gain on early extinguishment of debt	(9)	—
Amortization of debt issuance costs	5	4
Gain on interest rate derivative instruments	—	(5)
Equity in losses of investment in Orbitz Worldwide	7	161
Non-controlling interest in subsidiaries	—	1
FASA liability	(8)	(8)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(78)	(21)
Other current assets	(4)	6
Accounts payable, accrued expenses and other current liabilities	9	(32)
Other	(11)	(9)

Net cash used in operating activities	(51)	(9)

Investing activities
Property and equipment additions	(13)	(11)
Acquisition related payments	(3)	—
Other	(1)	—

Net cash used in investing activities	(17)	(11)

Financing activities
Principal payments on borrowings	(38)	(5)
Net share settlement for equity-based compensation	—	(7)
Distribution to a parent company	—	(42)

Net cash used in financing activities	(38)	(54)

Effect of changes in exchange rates on cash and cash equivalents	4	(3)

Net decrease in cash and cash equivalents	(102)	(77)
Cash and cash equivalents at beginning of period	309	345

Cash and cash equivalents at end of period	$207	$268

Supplemental disclosure of cash flow information
Interest payments	$108	$90
Income tax payments, net	$7	$13

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in millions)

	Shareholder's Equity
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
Balance as of January 1, 2009	$—	$1,225	$(773)	$(40)	$7	$419
Distribution to a parent company, net	—	(40)	—	—	—	(40)
Comprehensive loss
Net loss	—	—	(171)	—	1	(170)
Currency translation adjustment, net of tax	—	—	—	(66)	—	(66)
Unrealized gain on cash flow hedges, net of tax	—	—	—	7	—	7
Unrealized actuarial gain on defined benefit plans, net of tax	—	—	—	3	—	3
Unrealized gain on investments, net of tax	—	—	—	1	—	1

Total comprehensive loss						(225)

Balance as of March 31, 2009	$—	$1,185	$(944)	$(95)	$8	$154

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

1. Basis of Presentation

        Travelport is one of the world's largest travel services companies serving the global travel industry. It operates 20 leading brands, including Galileo and Worldspan global distribution systems ("GDS") and Gullivers Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 5,700 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

2. Recently Issued Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 establishes enhanced disclosure requirements for derivatives instruments and hedging activities. The Company adopted the provisions of this statement on January 1, 2009, as required, and included the required disclosures in Note 8—Derivative Instruments, Hedging Activities and Fair Value Disclosures.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires non-controlling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS No. 160 also clarifies the accounting and reporting for deconsolidation of a subsidiary. The Company adopted the provisions of this statement on January 1, 2009, as required.

3. Restructuring Charges

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

recognition of the restructuring charges and the corresponding utilization during the three months ended March 31, 2009 are summarized by category as follows:

Balance at January 1, 2009	$10
Restructuring charges	6
Cash payments	(7)

Balance at March 31, 2009	$9

        Approximately $2 million of the restructuring charges incurred during the three months ended March 31, 2009 have been recorded within each of the GDS and GTA segments, respectively, and approximately $2 million has been recorded within Corporate and other. The Company expects to incur $5 million of additional restructuring charges during 2009.

        Approximately $6 million and $1 million of the restructuring charges incurred during the three months ended March 31, 2008 were recorded within the GDS and GTA segments, respectively, and approximately $2 million was recorded within Corporate and other. Cash payments were $7 million during the three months ended March 31, 2008.

4. Other Current Assets

        Other current assets consisted of:

	December 31, 2008	March 31, 2009
Derivative contracts	$50	$9
Prepaid expenses	40	39
Sales and use tax receivables	45	39
Upfront inducement payments	40	44
Other	26	20

	$201	$151

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

5. Intangible Assets

        Intangible assets consisted of:

	December 31, 2008			March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,732			$1,693

Trademarks and tradenames	$499			$489

Amortizable Intangible Assets
Customer relationships	$1,796	$287	$1,509	$1,761	$317	$1,444
Vendor relationships and other	50	7	43	48	6	42

	$1,846	$294	$1,552	$1,809	$323	$1,486

        The changes in the carrying amount of goodwill for the Company between December 31, 2008 and March 31, 2009 were as follows:

	December 31, 2008	Foreign Exchange	March 31, 2009
GDS	$966	$—	$966
GTA	766	(39)	727

	$1,732	$(39)	$1,693

        The carrying amount of the trademarks and tradenames and other amortizable intangible assets decreased by approximately $47 million as a result of foreign exchange fluctuations.

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended
	March 31, 2008	March 31, 2009
Customer relationships	$35	$33
Vendor relationships and other	—	1

Total	$35	$34

        The Company expects amortization expense relating to intangible assets to be approximately $105 million for the remainder of 2009 and $140 million, $135 million, $130 million, $128 million and $124 million for each of the five succeeding fiscal years, respectively.

        As a result of continued adverse conditions in the markets in which the Company operates, the Company continues to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible impairment.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

5. Intangible Assets (Continued)

        The assessment of the fair value of goodwill and other intangible assets requires the utilization of various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests, and as such, could cause the fair value to be less than the respective carrying amount. Although the Company believes such assets are recoverable as of March 31, 2009, the Company cannot assure that these assets will not be impaired in future periods.

6. Orbitz Worldwide

        The Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. As of March 31, 2009 and December 31, 2008, the Company's investment in Orbitz Worldwide was $53 million and $214 million, respectively. The Company recorded a loss of $161 million and $7 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2009 and 2008, respectively, within the equity in losses of investment in Orbitz Worldwide, line item on the Consolidated Condensed Statements of Operations. Presented below are the summary results of operations for the three months ended March 31, 2008 and 2009 for Orbitz Worldwide.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Statement of Operations
Net revenue	$219	$188
Operating expenses	220	179

Operating income (loss)	(1)	9
Impairment of long-lived assets	—	(332)
Interest expense, net	(16)	(15)

Loss before income taxes	(17)	(338)
Income tax benefit	2	2

Net loss	$(15)	$(336)

        During the three months ended March 31, 2009 and 2008, approximately $25 million and $28 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company. As of March 31, 2009 and December 31, 2008, the Company had a balance payable to Orbitz Worldwide of approximately $1 million and $10 million, respectively, related to such transactions, which is included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

Impairment

        During the three months ended March 31, 2009, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, indicated a potential impairment of its goodwill and intangible assets. As a result of impairment tests performed

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

6. Orbitz Worldwide (Continued)

under SFAS No. 142, "Goodwill and Other Intangible Assets", Orbitz Worldwide concluded that its goodwill and intangible assets were impaired and recorded a non-cash impairment charge of $332 million. See the Orbitz Worldwide Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission, for further information.

7. Long-Term Debt

        Long-term debt consisted of:

	Maturity	December 31, 2008	March 31, 2009
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,713	$1,710
Euro-denominated	August 2013	488	463
Senior notes
Dollar-denominated floating rate notes	September 2014	144	144
Euro-denominated floating rate notes	September 2014	243	231
9 7/8% notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	247	247
10 7/8% Euro-denominated notes	September 2016	205	195
Revolver borrowings	August 2012	263	259
Capital leases and other		56	54

Total debt		3,802	3,746
Less: Current portion		19	20

Long-term debt		$3,783	$3,726

        The principal amount outstanding under the Euro-denominated long-term debt decreased by approximately $51 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheet. The Company repaid approximately $3 million of debt under its senior secured credit facility as required under the senior secured credit agreement and approximately $2 million under its capital lease obligations.

        The Company's aggregate revolving credit facility commitment of $300 million is with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The $300 million revolving credit agreement has been reduced by $30 million due to LCPI's status as a defaulting lender. As of March 31, 2009, there were $259 million of borrowings outstanding under the Company's revolving credit facility with a remaining capacity of $11 million. As of March 31, 2009, the Company had approximately $142 million of commitments outstanding under the Company's synthetic letter of credit facility, including commitments of approximately $65 million in letters of credit issued

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

7. Long-Term Debt (Continued)

by the Company on behalf of Orbitz Worldwide pursuant to the Separation Agreement with Orbitz Worldwide. As of March 31, 2009, this facility has a remaining capacity of $8 million.

8. Derivative Instruments, Hedging Activities and Fair Value Disclosures

        The Company's financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157, "Fair Value Measurement" and are included within the Level 2 category—Significant Other Observable Inputs.

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, the Company records all derivatives at fair value either as assets or liabilities. Fair value of derivative instruments is determined using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk. The effective portion of changes in fair value of derivative designated as cash flow hedging instruments is recorded as a component of other comprehensive income.

        The Company uses foreign currency forward contracts to manage its exposures to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables, external Euro debt, and forecasted earnings of foreign subsidiaries. The Company primarily enters into derivative instrument contracts to manage its foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts that the Company utilizes do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the statements of operations.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

8. Derivative Instruments, Hedging Activities and Fair Value Disclosures (Continued)

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2008 and March 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. The Company currently uses interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges. As of March 31, 2009, the Company's interest rate hedges cover transactions for periods that do not exceed three years.

        Presented below is a summary of the fair value of the Company's interest rate swap contracts and foreign exchange forward contracts recorded on the balance sheets at fair value.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2008	March 31, 2009	Balance Sheet Location	December 31, 2008	March 31, 2009
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other current assets	$(34)	$(18)	Accrued expenses and other current liabilities	$(12)	$(18)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(27)	(25)
Foreign exchange impact of cross currency swaps	Other current assets	79	25	Accrued expenses and other current liabilities	(6)	(1)
Foreign exchange forward contracts	Other current assets	5	2	Accrued expenses and other current liabilities	(18)	(12)

Total derivatives not designated as hedging instruments under SFAS 133		84	27		(51)	(38)

		$50	$9		$(63)	$(56)

Presented below is the impact of the Company's interest rate swap contracts and foreign exchange forward contracts in other comprehensive income, for contracts that qualify for hedge accounting

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

8. Derivative Instruments, Hedging Activities and Fair Value Disclosures (Continued)

treatment under SFAS 133, and directly into income, for those contracts or portions of contracts that do not qualify for hedge accounting treatment under SFAS 133.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income			Amount of Gain (Loss) Recorded Directly into Income
	Three Months Ended			Three Months Ended
	March 31, 2008	March 31, 2009	Location of Gain (Loss) Recorded Directly into Income	March 31, 2008	March 31, 2009
Derivatives designated as hedging instruments under FSAS 133
Interest rate swaps	$(13)	$7	Interest expense, net	$—	$2
Derivatives not designated as hedging instruments under FSAS 133
Interest rate swaps			Interest expense, net	—	3
Foreign exchange forward contracts			Selling, general and administrative	(2)	(3)
Foreign exchange impact of cross currency swaps			Selling, general and administrative	77	(49)

				$75	$(49)

9. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2008 Financial Statements included in its Annual Report on Form 10-K filed with the SEC on March 12, 2009.

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

10. Segment Information

        Management evaluates the performance of the Company based upon net revenue and "EBITDA", which is defined as income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide, interest expense, net and depreciation and amortization, each of which is presented on the Company's Consolidated Condensed Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and other. Although not presented herein, the Company also evaluates the performance of its segments based on EBITDA adjusted to exclude the impact of deferred revenue written off due to purchase accounting on the acquisition of Travelport, impairment of intangibles assets, expenses incurred in conjunction with Travelport's separation from Cendant, expenses incurred to acquire and integrate Travelport's portfolio of businesses, costs associated with Travelport's restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

10. Segment Information (Continued)

        The Company's presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
GDS
Net revenue	$592	$511
Segment EBITDA	164	152
GTA
Net revenue	74	42
Segment EBITDA	9	(11)
Corporate and other
EBITDA(a)	(30)	(22)
Combined Totals
Net revenue	$666	$553
EBITDA	$143	$119

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
EBITDA	$143	$119
Interest expense, net	(86)	(66)
Depreciation and amortization	(67)	(62)

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide	$(10)	$(9)

        Provided below is a reconciliation of segment assets to total assets:

	December 31, 2008	March 31, 2009
GDS	$3,013	$3,035
GTA	1,907	1,755
Corporate and other	644	368

Total	$5,564	$5,158

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Company's Consolidating Condensed Balance Sheets as of March 31, 2009 and December 31, 2008 and the Consolidating Condensed Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2009 and 2008 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor, the Intermediate Parent Guarantor and the Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$289	$377	$—	$666

Cost and expenses
Cost of revenue	—	—	—	172	168	—	340
Selling, general and administrative	(2)	—	4	10	171	—	183
Restructuring charges	—	—	—	4	5	—	9
Depreciation and amortization	—	—	—	47	20	—	67

Total costs and expenses	(2)	—	4	233	364	—	599

Operating income (loss)	2	—	(4)	56	13	—	67
Interest expense, net	—	—	(82)	(4)	—	—	(86)
Gain on early extinguishment of debt	—	—	9	—	—	—	9
Equity in earnings (losses) of subsidiaries	(31)	(27)	50	—	—	8	—

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(29)	(27)	(27)	52	13	8	(10)
Provision for income taxes	—	—	—	(2)	(10)	—	(12)
Equity in losses of investment in Orbitz Worldwide	—	(7)	—	—	—	—	(7)

Net income (loss) before non-controlling interest in subsidiaries	(29)	(34)	(27)	50	3	8	(29)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to Travelport Limited	$(29)	$(34)	$(27)	$50	$3	$8	$(29)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$296	$257	$—	$553

Cost and expenses
Cost of revenue	—	—	—	94	184	—	278
Selling, general and administrative		—		24	126	—	150
Restructuring charges	—	—	—	5	1	—	6
Depreciation and amortization	—	—	—	45	17	—	62

Total costs and expenses	—	—	—	168	328	—	496

Operating income (loss)		—		128	(71)	—	57
Interest expense, net	—	—	(63)	(3)	—	—	(66)
Equity in earnings (losses) of subsidiaries	(171)	59	122	—	—	(10)	—

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(171)	59	59	125	(71)	(10)	(9)
Provision for income taxes	—	—	—	(2)	2	—	—
Equity in losses of investment in Orbitz Worldwide	—	(161)	—	—	—	—	(161)

Net income (loss) before non-controlling interest in subsidiaries	(171)	(102)	59	123	(69)	(10)	(170)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	(1)	—	—	(1)

Net income (loss) attributable to Travelport Limited	$(171)	$(102)	$59	$122	$(69)	$(10)	$(171)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$94	$—	$—	$189	$62	$—	$345
Accounts receivable, net	—	—	—	78	294	—	372
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	5	—	59	39	98	—	201

Total current assets	99	—	59	306	461	—	925
Investment in subsidiary/intercompany	321	(1,082)	2,652	—	—	(1,891)	—
Property and equipment, net	—	—	—	407	84	—	491
Goodwill	—	—	—	990	742	—	1,732
Trademarks and tradenames	—	—	—	313	186	—	499
Other intangible assets, net	—	—	—	945	607	—	1,552
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Investment in Orbitz Worldwide	—	214	—	—	—	—	214
Other non-current assets	6	—	33	78	34	—	151

Total assets	$426	$(868)	$2,744	$3,042	$2,111	$(1,891)	$5,564

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$27	$113	$—	$140
Accrued expenses and other current liabilities	14	38	80	125	501	—	758
Current portion of long-term debt	—	—	10	9	—	—	19

Total current liabilities	14	38	90	161	614	—	917
Long-term debt	—	—	3,736	47	—	—	3,783
Deferred income taxes	—	—	—	30	208	—	238
Other non-current liabilities	—	—	—	152	55	—	207

Total liabilities	14	38	3,826	390	877	—	5,145
Total shareholders' equity/intercompany	412	(906)	(1,082)	2,652	1,227	(1,891)	412
Non-controlling interest in subsidiaries	—	—	—	—	7	—	7

Total equity	412	(906)	(1,082)	2,652	1,234	(1,891)	419

Total liabilities and equity	$426	$(868)	$2,744	$3,042	$2,111	$(1,891)	$5,564

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of March 31, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$94	$—	$—	$121	$53	$—	$268
Accounts receivable, net	—	—	—	86	293	—	379
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	2	—	21	35	93	—	151

Total current assets	96	—	21	242	446	—	805
Investment in subsidiary/intercompany	55	(1,316)	2,373	—	—	(1,112)	—
Property and equipment, net	—	—	—	391	77	—	468
Goodwill	—	—	—	990	703	—	1,693
Trademarks and tradenames	—	—	—	313	176	—	489
Other intangible assets, net	—	—	—	759	727	—	1,486
Investment in Orbitz Worldwide	—	53	—	—	—	—	53
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Other non-current assets	6	—	31	79	48	—	164

Total assets	$157	$(1,263)	$2,425	$2,777	$2,174	$(1,112)	$5,158

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$—	$—	$—	$23	$88	$—	$111
Accrued expenses and other current liabilities	11	30	50	139	485	—	715
Current portion of long-term debt	—	—	10	10	—	—	20

Total current liabilities	11	30	60	172	573	—	846
Long-term debt	—	—	3,681	45	—	—	3,726
Deferred income taxes	—	—	—	30	197	—	227
Other non-current liabilities	—	—	—	149	56	—	205

Total liabilities	11	30	3,741	396	826	—	5,004
Total shareholders' equity/intercompany	146	(1,293)	(1,316)	2,373	1,348	(1,112)	146
Non-controlling interest in subsidiaries	—	—	—	8	—	—	8

Total equity	146	(1,293)	(1,316)	2,381	1,348	(1,112)	154

Total liabilities and equity	$157	$(1,263)	$2,425	$2,777	$2,174	$(1,112)	$5,158

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to Travelport Limited	$(29)	$(34)	$(27)	$50	$3	$8	$(29)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	47	20	—	67
Deferred income taxes	—	—	—	(2)	(2)	—	(4)
Provision for bad debts	—	—	—	2	2	—	4
Gain on early extinguishment of debt	—	—	(9)	—	—	—	(9)
Amortization of debt issuance costs	—	—	5	—	—	—	5
Equity in losses of investment in Orbitz Worldwide	—	7	—	—	—	—	7
FASA liability	—	—	—	(8)	—	—	(8)
Equity in losses of subsidiaries	31	27	(50)	—	—	(8)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(21)	(57)	—	(78)
Other current assets	—	—	—	3	(7)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	—	(24)	(10)	43	—	9
Other	(2)	—	3	(7)	(5)	—	(11)

Net cash provided by (used in) operating activities	—	—	(102)	54	(3)	—	(51)

Investing activities
Property and equipment additions	—	—	—	(8)	(5)	—	(13)
Acquisition related payments	—	—	—	(3)	—	—	(3)
Net intercompany funding	(112)	(3)	140	(32)	7	—	—
Other	—	3	—	—	(4)	—	(1)

Net cash provided by (used in) investing activities	(112)	—	140	(43)	(2)	—	(17)

Financing activities
Principal payments on borrowings	—	—	(38)	—	—	—	(38)

Net cash used in financing activities	—	—	(38)	—	—	—	(38)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	(112)	—		11	(1)	—	(102)

Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$109	$—	$—	$5	$93	$—	$207

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(Unless otherwise noted, all amounts are in millions)

11. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to Travelport Limited	$(171)	$(102)	$59	$122	$(69)	$(10)	$(171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	45	17	—	62
Deferred income taxes	—	—	—	1	(3)	—	(2)
Provision for bad debts	—	—	—	—	5	—	5
Amortization of debt issuance costs	—	—	4	—	—	—	4
Gain on interest rate derivative instruments	—	—	(5)	—	—	—	(5)
Equity in losses of investments in Orbitz Worldwide	—	161	—	—	—	—	161
Non-controlling interest in subsidiaries	—	—	—	1	—	—	1
FASA liability	—	—	—	(8)	—	—	(8)
Equity in losses of subsidiaries	171	(59)	(122)	—	—	10	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(8)	(13)	—	(21)
Other current assets	—	—	—	4	2	—	6
Accounts payable, accrued expenses and other current liabilities	—	—	(30)	10	(12)	—	(32)
Other	—	—	(3)	(4)	(2)	—	(9)

Net cash provided by (used in) operating activities	—	—	(97)	163	(75)	—	(9)

Investing activities
Property and equipment additions	—	—	—	(9)	(2)	—	(11)
Net intercompany funding	42	—	100	(213)	71	—	—

Net cash provided by (used in) investing activities	42	—	100	(222)	69	—	(11)

Financing activities
Principal payments on borrowings	—	—	(3)	(2)	—	—	(5)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(42)	—	—	—	—	—	(42)

Net cash used in financing activities	(42)	—	(3)	(9)	—	—	(54)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(3)	—	(3)

Net decrease in cash and cash equivalents	—	—	—	(68)	(9)	—	(77)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	$94	$—	$—	$121	$53	$—	$268

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the 2008 consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2009. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See "Forward-Looking Statements" beginning on page 2 of this Form 10-Q. Unless otherwise noted, all dollar amounts are in millions.

Segments

        GDS—The GDS primarily focuses on electronic travel distribution services that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, the GDS businesses offer transaction processing solutions for travel suppliers and other travel industry customers. The GDS businesses consist principally of:

  •
  Global Distribution System ("GDS"), consisting of Galileo and Worldspan GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds.

  •
  IT services and software, which provides hosting solutions and IT software subscription services to airlines, to enable them to focus on their core business competencies and reduce costs.

  •
  Travelport Business Intelligence, which provides data analysis services to airlines, hotels, car rental companies and other travel companies.

        GTA—A leading wholesaler of accommodation and destination services to travel agencies and tour operators, who then sell to individual travelers or groups of travelers. The GTA businesses consist principally of:

  •
  GTA, a global travel wholesaler that distributes hotel, car, and sightseeing services for sale to other travel wholesalers, travel agencies and tour operators who distribute these vacations to leisure and group travelers.

  •
  OctopusTravel, which includes the brands OctopusTravel.com and Needahotel.com, an online provider of hotel accommodation services directly to consumers.

RESULTS OF OPERATIONS

        Management uses Segment EBITDA (defined as income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide, interest expense, net and depreciation and amortization) to measure operating performance. Segment EBITDA is not a recognized term under US GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Segment EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company's presentation of Segment EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP. Management believes Segment EBITDA is helpful in highlighting trends because Segment EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement US GAAP results to provide a more complete understanding of the factors and trends affecting the business.

        As not all companies use identical calculations, the Company's presentation of Segment EBITDA may not be comparable to other similarly titled measures of other companies.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,		Change
	2008	2009	$	%
Net revenue	$666	$553	$(113)	(17)

Costs and expenses
Cost of revenue	340	278	62	18
Selling, general and administrative	183	150	33	18
Restructuring charges	9	6	3	33
Depreciation and amortization	67	62	5	7

Total costs and expenses	599	496	103	17

Operating income	67	57	(10)	(15)
Interest expense, net	(86)	(66)	20	23
Gain on early extinguishment of debt	9	—	(9)	(100)

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(10)	(9)	1	(10)
Provision for income taxes	(12)	—	12	100
Equity in losses of investment in Orbitz Worldwide	(7)	(161)	(154)	*

Net loss before non-controlling interest in subsidiaries	(29)	(170)	(141)	*
Net income attributable to non-controlling interest in subsidiaries	—	(1)	(1)	*

Net loss attributable to Travelport Limited	$(29)	$(171)	$(142)	*

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

        Our results on a segment basis for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 are as follows:

	Three Months Ended March 31,				Change
	2008		2009		$	%
GDS
Net revenue	$592	(a)	$511	(a)	$(81)	(14)
Segment EBITDA	164	(b)	152	(c)	(12)	(7)
GTA
Net revenue	74		42		(32)	(43)
Segment EBITDA	9	(d)	(11	)(e)	(20)	(222)
Corporate and other(h)
EBITDA	(30)	(f)	(22)	(g)	8	27
Combined Totals
Net revenue	$666		$553		(113)	(17)
EBITDA	$143		$119		(24)	(17)

(a)
Includes $1 million of acquisition related adjustments.

(b)
Includes $6 million of restructuring costs, $15 million of integration related costs, $1 million of acquisition related adjustments and $10 million of synergies.

(c)
Includes $2 million of restructuring costs, $4 million of integration related costs, $1 million of finance transformation costs, $1 million of acquisition related adjustments, $1 million of impairment charges and $33 million of synergies realized related to the Worldspan acquisition.

(d)
Includes $1 million of restructuring costs.

(e)
Includes $2 million of restructuring costs.

(f)
Includes $11 million of one-time transaction costs, $2 million of restructuring costs and $1 million of integration costs related to the acquisition of Worldspan and $9 million gain on early extinguishment of debt.

(g)
Includes $2 million of restructuring costs, $2 million of finance transformation costs, $2 million of sponsor monitoring fees and $3 million of synergies realized related to the Worldspan acquisition.

(h)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below.

	Three Months Ended March 31,
	2008	2009
Corporate and unallocated expenses	$(21)	$(15)
Gain on early extinguishment of debt	9	—
Restructuring and related activities	(2)	(2)
Transaction and integration costs	(12)	(2)
Sponsor monitoring	—	(3)
Other, including loss on foreign currency	(4)	—

	$(30)	$(22)

        Provided below is a reconciliation of EBITDA to loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide:

	Three Months Ended March 31,
	2008	2009
EBITDA	$143	$119
Interest expense, net	(86)	(66)
Depreciation and amortization	(67)	(62)

Loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	$(10)	$(9)

Net Revenue

        Net revenue decreased $113 million (17%) as a result of an $81 million (14%) decrease in GDS net revenue and a $32 million (43%) decrease in GTA net revenue.

        GDS net revenue decreased $81 million primarily as a result of a $73 million decrease in GDS revenue and an $8 million decrease in IT services revenue. The GDS revenue decrease is due to a $68 million decrease in GDS booking fees and a $5 million decrease in other GDS revenue. Americas booking fees decreased by $23 million (12%) due to a 16% decline in segments, partially offset by a 5% increase in yield. EMEA booking fees decreased by $34 million (15%) due to a 17% decline in segments, partially offset by a 3% increase in yield. Asia Pacific booking fees decreased $11 million (15%) due to a 16% decline in segments, partially offset by a 1% increase in yield. Other GDS revenue decreased $5 million primarily as a result of a decrease in subscriber fees. IT services revenue decreased $8 million primarily due to a decrease in fares, pricing and hosting revenues.

        GDS has continued to experience reduced global demand, as reflected in the reduction in segments, which is attributable to the current global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity.

        GTA net revenue decreased $32 million (43%) primarily as a result of a 30% decrease in total transaction value ("TTV"). The decline in TTV is driven by 19% lower room nights and a 12% reduction in average daily rates.

Cost of Revenue

        Cost of revenue decreased $62 million (18%) as a result of a decrease in GDS of $58 million, and a decrease in GTA of $4 million.

        GDS cost of revenue decreased $58 million (18%), primarily as a result of a $19 million (18%) decrease in telecommunications and technology costs, and a $39 million (17%) decrease in support payments and commissions. The decrease in telecommunications and technology costs reflect the synergies realized following the Worldspan acquisition, including the migration of our data center. The synergies have contributed to a reduction in costs of approximately $18 million in 2009 compared to approximately $4 million in 2008. The 17% decrease in support payments and commissions is consistent with our worldwide decline in volume.

        GTA cost of revenue decreased $4 million (31%) as a result of a decrease in TTV of 30%.

Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $33 million (18%) primarily due to decreases in the GDS and GTA of $7 million and $9 million, respectively, and a $17 million decrease in Corporate and other.

        GDS SG&A decreased $7 million (7%) primarily as a result of $9 million of incremental synergies realized during 2009 as a result of the Worldspan acquisition, partially offset by $2 million increase in other administrative costs including costs associated with establishing a new sales and marketing organization in the Middle East. The synergies have contributed to a reduction in costs of approximately $15 million in 2009 compared to $6 million in 2008.

        GTA SG&A decreased $9 million (18%) primarily due to the favorable impact of foreign currency and to decreased travel, outside services and other costs, partially offset by increased bad debt expense of $4 million due to delinquencies experienced in the three months ended March 31, 2009.

        Corporate and other SG&A decreased $17 million (46%) primarily as a result of (i) a $10 million reduction in transaction costs and consulting fees as a result of the one-time transaction costs incurred in 2008, (ii) a $7 million decrease in compensation expense and various other administrative costs as a result of a reduction in incentive compensation expense as a result of not meeting earnings expectations and $3 million of Worldspan synergies realized during 2009.

Restructuring Charges

        Restructuring charges decreased $3 million primarily as a result of a $4 million decrease in restructuring charges in the GDS segment, partially offset by a $1 million increase in the GTA segment. For the three months ended March 31, 2009, approximately $2 million in restructuring charges have been recorded in each of the GDS and GTA segments and $2 million has been recorded within Corporate and other. For the three months ended March 31, 2008, approximately $6 million and $1 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively, and approximately $2 million has been recorded within Corporate and other.

Depreciation and Amortization

        Depreciation and amortization decreased $5 million (7%) primarily due to (i) a $4 million decrease in depreciation expense as a result of accelerated depreciation in 2008 on certain assets relating to the integration of the GDS data center and a (ii) $1 million decrease in amortization expense due to foreign exchange rate fluctuations.

Interest Expense, Net

        Interest expense, net decreased by $20 million (23%) primarily due to (i) a $10 million reduction due to lower interest rates on our term loan facility, (ii) an $8 million reduction as a result of the change in fair value of our interest rate swaps that are not classified as cash flow hedges, and (iii) a $2 million reduction due to a decrease in the long-term debt balance outstanding.

Provision for Income Taxes

        We have no income tax expense for the three months ended March 31, 2009 primarily as a result of lower earnings in foreign jurisdictions. We recorded an income tax expense of $12 million for the three months ended March 31, 2008 primarily as a result of the tax on foreign earnings which cannot be offset by losses incurred in the Unites States for which we have a valuation allowance.

Liquidity and Capital Resources

        Our principal source of liquidity is cash flow generated from operations, although the first quarter is typically our seasonally weakest quarter for cash generation. We used $9 million in cash from operations during the three months ended March 31, 2009, which is a $42 million improvement over the same period in 2008. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2009, our financing needs were supported by $11 million of available capacity under our revolving credit facility reflecting the available capacity of $270 million less outstanding borrowings of $259 million and $8 million of capacity under our synthetic letter of credit facility.

Cash Flows

        At March 31, 2009, we had $268 million of cash and cash equivalents, a decrease of $77 million as compared to December 31, 2008. The following table summarizes such decrease:

	Three Months Ended March 31,		Change
	2008	2009	$
Cash provided by (used in):
Operating activities	$(51)	$(9)	$42
Investing activities	(17)	(11)	6
Financing activities	(38)	(54)	(16)
Effects of exchange rate changes	4	(3)	(7)

Net change in cash and cash equivalents from continuing operations	$(102)	$(77)	$25

        Operating Activities.    For the three months ended March 31, 2009, our cash used in operations was $9 million as compared to cash used in operations of $51 million for the three months ended March 31, 2008. The lower use of cash is due primarily to an increase in working capital as a result of accounts receivables which resulted in a cash use of $21 million during 2009 compared to a cash use of $78 million for 2008, offset by the timing of cash used for accounts payables, accrued expenses and other current liabilities which resulted in a cash use of $32 million during 2009 compared to a cash source of $9 million during 2008.

        Investing Activities.    The use of cash from investing activities for the three months ended March 31, 2009 was driven by $11 million of capital expenditures. The use of cash from investing activities for the three months ended March 31, 2008 was driven by $13 million of capital expenditures and $3 million of acquisition related payments.

        Financing Activities.    The use of cash from financing activities for the three months ended March 31, 2009 was $54 million due to $42 million in cash distributions to our parent company, $7 million of payments for a net share settlement for participants of our long-term equity plan, $3 million for mandatory term loan payments and $2 million of capital lease payments. The use of cash from financing activities for the three months ended March 31, 2008 was due to $38 million in cash used to repurchase debt in 2008.

Debt and Financing Arrangements

        The principal amount outstanding under the Euro-denominated long-term debt decreased by approximately $51 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instrument contracts. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on our Consolidated Condensed Balance Sheet. We repaid approximately $3 million of debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $2 million under our capital lease obligations.

        As of December 31, 2008, we had an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The $300 million revolving credit agreement has been reduced by $30 million due to LCPI's status as a defaulting lender. As of March 31, 2009, there were $259 million of borrowings outstanding under the revolving credit facility with a remaining capacity of $11 million. As of March 31, 2009 we had approximately $142 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $65 millions in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of March 31, 2009, this facility has a remaining capacity of $8 million.

        As of March 31, 2009, we were in compliance with all restrictive and financial covenants related to our long-term debt.

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

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at March 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Contractual Obligations

        Our future contractual obligations have not changed significantly from the amounts reported within our 2008 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2009. Any changes to our obligations related to our indebtedness are presented above within the section entitled "Debt and Financing Arrangements."

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used March 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

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

    Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended March 31, 2009. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

Item 1A.    Risk Factors

        See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009 for a detailed discussion of the risk factors affecting our Company. Other than as set forth below, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2008.

  Our business is exposed to customer credit risk, against which we may not be able to fully protect.

        Our businesses are subject to the risks of nonpayment and nonperformance by our customers who may fail to make payments according to the terms of our agreements with such customers. For example, our GTA business directly pays hotels for hotel rooms and then relies on its tour operator customers to reimburse GTA for the amounts paid to the hotels. Some of our customers, counterparties and suppliers may be highly leveraged, not well capitalized and subject to their own operating and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. Currently, some of the tour operators with which GTA does business have defaulted on their obligations to pay GTA, which has caused losses to GTA, and such non-payment may continue, and the frequency may increase, in the future. Given the ongoing credit crisis and volatility of the financial markets, we believe customer credit risk will most likely increase in 2009. A lack of liquidity in the capital markets or the continuation of the global recession may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, it could negatively affect our financial condition and results of operations.

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

  •
  epidemics or pandemics, such as avian flu, swine flu and Severe Acute Respiratory Syndrome ("SARS");

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

  •
  changes in tax laws and regulations, and interpretations thereof;

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

  We have recorded a significant charge to our earnings, and may in the future be required to record an additional significant charge to earnings if our investment in the equity of Orbitz Worldwide continues to be impaired.

        We own approximately 48% of the outstanding equity of Orbitz Worldwide. We are required under generally accepted accounting principles to review our investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. We have an equity investment in Orbitz Worldwide that we evaluate quarterly for impairment. This analysis is focused on the market value of Orbitz Woldwide shares as compared to the book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide.

        During the three months ended March 31, 2009, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in Orbitz Worldwide concluding that its goodwill and intangible assets were impairment, and Orbitz Worldwide recorded a non-cash impairment charge of $332 million. As a result of losses incurred by Orbitz Worldwide during 2009, we have recorded a non-cash charge of $161 million related to our investment. We may be required in the future to record additional charges to earnings if our investment in equity of Orbitz Worldwide becomes further impaired. Any such charges would adversely impact our results of operations.

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

TRAVELPORT LIMITED
Date: May 12, 2009	/s/ MICHAEL E. RESCOE Michael E. Rescoe Executive Vice President and Chief Financial Officer
Date: May 12, 2009	/s/ WILLIAM J. SEVERANCE William J. Severance Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2
Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor(Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement onForm S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1	Form of TDS Investor (Cayman) L.P. Fourth Amended and Restated 2006 Interest Plan.
10.2	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units)—U.S. Senior Leadership Team.
10.3	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.