Form 10-Q
period 2009-06-30
Travelport LTD
filed 2009-08-06
CIK 1386355

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-141714

Travelport Limited
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0505100 (I.R.S. Employer Identification Number)

405 Lexington Avenue
New York, NY 10174
(Address of principal executive offices, including zip code)

(212) 915-9150
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former
fiscal year, if changed since last report)

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

        As of August 6, 2009, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

        The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "should," "will" and "would" or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to "we", "our" or "us" means Travelport Limited, a Bermuda company, and its subsidiaries.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission (the "SEC") on May 12, 2009 and in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in $ millions and unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net revenue	$592	$703	$1,145	$1,369

Costs and expenses
Cost of revenue	286	362	564	702
Selling, general and administrative	127	153	277	336
Restructuring charges	7	5	13	14
Depreciation and amortization	62	62	124	129
Other (income) expense	(5)	5	(5)	5

Total costs and expenses, net	477	587	973	1,186

Operating income	115	116	172	183
Interest expense, net	(72)	(52)	(138)	(138)
Gain on early extinguishment of debt	6	9	6	18

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	49	73	40	63
Provision for income taxes	(14)	(11)	(14)	(23)
Equity in earnings (losses) of investment in Orbitz Worldwide	5	(3)	(156)	(10)

Net income (loss)	40	59	(130)	30
Less: Net income attributable to non-controlling interest in subsidiaries	(1)	—	(2)	—

Net income (loss) attributable to the Company	$39	$59	$(132)	$30

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in $ millions and unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$283	$345
Accounts receivable, net	400	372
Deferred income taxes	7	7
Other current assets	219	201

Total current assets	909	925
Property and equipment, net	472	491
Goodwill	1,752	1,738
Trademarks and tradenames	500	499
Other intangible assets, net	1,485	1,552
Investment in Orbitz Worldwide	58	214
Other non-current assets	174	151

Total assets	$5,350	$5,570

Liabilities and equity
Current liabilities:
Accounts payable	$145	$140
Accrued expenses and other current liabilities	805	764
Current portion of long-term debt	27	19

Total current liabilities	977	923
Long-term debt	3,647	3,783
Deferred income taxes	234	238
Other non-current liabilities	208	207

Total liabilities	5,066	5,151

Commitments and contingencies (note 10)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,188	1,225
Accumulated deficit	(904)	(773)
Accumulated other comprehensive loss	(16)	(40)

Total shareholders' equity	268	412
Equity attributable to non-controlling interest in subsidiaries	16	7

Total equity	284	419

Total liabilities and equity	$5,350	$5,570

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in $ millions and unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Operating activities
Net income (loss) attributable to the Company	$(132)	$30
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124	129
(Gain) loss on sale of assets	(5)	5
Provision for bad debts	10	7
Equity based compensation	3	—
Gain on early extinguishment of debt	(6)	(18)
Amortization of debt finance costs	8	11
Gain on interest rate derivative instruments	(3)	(23)
Gain on foreign exchange derivative instruments	(16)	(5)
Equity in losses of investment in Orbitz Worldwide	156	10
Non-controlling interest in subsidiaries	2	—
FASA liability	(17)	(17)
Deferred income taxes	(5)	(6)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(33)	(78)
Other current assets	4	(6)
Accounts payable, accrued expenses and other current liabilities	54	129
Other	(10)	(15)

Net cash provided by operating activities	134	153

Investing activities
Property and equipment additions	(19)	(46)
Proceeds from sale of assets	5	—
Acquisition related payments and other	(1)	(2)

Net cash used in investing activities	(15)	(48)

Financing activities
Principal repayments	(277)	(109)
Proceeds from new borrowings	144	—
Debt finance costs	(3)	—
Net share settlement for equity-based compensation	(7)	—
Distribution to a parent company	(42)	—

Net cash used in financing activities	(185)	(109)

Effect of changes in exchange rates on cash and cash equivalents	4	4

Net decrease in cash and cash equivalents	(62)	—
Cash and cash equivalents at beginning of period	345	309

Cash and cash equivalents at end of period	$283	$309

Supplemental disclosure of cash flow information
Interest payments	$131	$154
Income tax payments, net	$17	$18

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(in $ millions and unaudited)

	Shareholders' Equity
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity
Balance as of January 1, 2009	$—	$1,225	$(773)	$(40)	$7	$419
Distribution to a parent company	—	(42)	—	—	—	(42)
Capital contribution from a parent company	—	3	—	—	—	3
Equity based compensation, net of repurchases	—	2	—	—	—	2
Acquisition of businesses	—	—	1	—	7	8
Comprehensive income (loss)
Net income (loss)	—	—	(132)	—	2	(130)
Currency translation adjustment, net of tax	—	—	—	6	—	6
Unrealized gain on cash flow hedges, net of tax	—	—	—	14	—	14
Defined benefit plan settlement	—	—	—	3	—	3
Other unrealized gains, net of tax	—	—	—	1	—	1

Total comprehensive income (loss)						(106)

Balance as of June 30, 2009	$—	$1,188	$(904)	$(16)	$16	$284

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in $ millions and unaudited)

1. Basis of Presentation

        Travelport Limited (the "Company") is one of the world's largest travel services companies serving the global travel industry. It operates 20 leading brands, including Galileo and Worldspan global distribution systems ("GDS") and Gullivers Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 5,500 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        In presenting the Consolidated Condensed Financial Statements in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission ("SEC") on March 12, 2009.

        The December 31, 2008 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

2. Recently Issued Accounting Pronouncements

Subsequent Events

        In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, "Subsequent Events". This pronouncement is intended to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has adopted the provisions of this statement, effective June 30, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this standard.

Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 107-1 and Accounting Principles Board ("APB") 28-1 "Interim Disclosures about Fair Value of Financial Instruments". This pronouncement amended SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in the interim financial information. The Company has adopted this FSP effective June 30, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this standard.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Determining Fair Value under Market Value Decline

        In April 2009, the FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This pronouncement clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The Company has adopted this standard effective June 30, 2009, as required. There was no impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this standard.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". This pronouncement establishes enhanced disclosure requirements for derivatives instruments and hedging activities. The Company adopted the provisions of this statement on January 1, 2009, as required.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations". This pronouncement changes the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. This pronouncement also includes several new disclosure requirements. This pronouncement applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The Company adopted the provisions of this statement on January 1, 2009, as required.

Non-controlling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interest in Consolidated Financial Statements". This pronouncement requires non-controlling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This pronouncement also clarifies the accounting and reporting for deconsolidation of a subsidiary. The Company adopted the provisions of this statement on January 1, 2009, as required.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

3. Restructuring Charges

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. During the three months ended June 30, 2009, the Company has continued to make significant progress on this restructuring program, including payment of retention and severance related to several administrative functions being relocated from the United States to the United Kingdom. The recognition of the restructuring charges and the corresponding utilization of accrued balances during the six months ended June 30, 2009 are summarized as follows:

Balance at January 1, 2009	$10
Restructuring charges	13
Cash payments	(10)

Balance at June 30, 2009	$13

        Approximately $2 million and $1 million of the restructuring charges incurred during the three months ended June 30, 2009 have been recorded within the GDS and GTA segments, respectively, and approximately $4 million has been recorded within Corporate and other. For the six months ended June 30, 2009, approximately $4 million and $3 million of the restructuring charges have been recorded within the GDS and GTA segments, respectively, and approximately $6 million has been recorded within Corporate and other. The Company expects to incur $3 million of additional restructuring charges for personnel related costs during 2009. Further future charges may be incurred in relation to exiting a number of lease arrangements in the United States as a result of relocations.

        Approximately $3 million and $1 million of the restructuring charges incurred during the three months ended June 30, 2008 were recorded within the GDS and GTA segments, respectively, and approximately $1 million was recorded within Corporate and other. For the six months ended June 30, 2008, approximately $9 million and $2 million of the restructuring charges were recorded within the GDS and GTA segments, respectively, and approximately $3 million was recorded within Corporate and other. Cash payments for restructuring charges were $15 million during the six months ended June 30, 2008.

4. Other Current Assets

        Other current assets comprise:

	June 30, 2009	December 31, 2008
Derivative contracts	$69	$50
Upfront inducement payments and supplier deposits	67	59
Sales and use tax receivables	42	45
Prepaid expenses	18	21
Other	23	26

	$219	$201

        Certain prior period amounts within other current assets have been reclassified for consistency with the current period presentation.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

5. Intangible Assets

        Intangible assets comprise:

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-Amortizable Intangible Assets
Goodwill	$1,752			$1,738

Trademarks and tradenames	$500			$499

Amortizable Intangible Assets
Customer relationships	$1,800	$358	$1,442	$1,796	$287	$1,509
Vendor relationships and other	50	7	43	50	7	43

	$1,850	$365	$1,485	$1,846	$294	$1,552

        The changes in the carrying amount of goodwill for the Company between December 31, 2008 and June 30, 2009 were as follows:

	December 31, 2008	Additions	Foreign Exchange	June 30, 2009
GDS	$972	$6	$—	$978
GTA	766	—	8	774

	$1,738	$6	$8	$1,752

        In June 2009, the Company made a small acquisition in the GDS business resulting in goodwill of $6 million. In addition, during the three months ended June 30, 2009, the Company identified an additional contractual obligation of $6 million that should have been reflected in the opening balance sheet. As a result, the Company has recorded an adjustment to goodwill and other current liabilities as at December 31, 2008.

        As a result of continued adverse conditions in the markets in which the Company operates, the Company continues to monitor goodwill and non-amortizable intangible assets, as well as long-lived tangible assets, for possible impairment indicators.

        The net carrying amount of the trademarks and tradenames and other amortizable intangible assets increased by approximately $2 million as a result of foreign exchange fluctuations.

        The assessment of the fair value of goodwill and other intangible assets requires the utilization of various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests, and as such, could cause the fair value to be less than the respective carrying amount. Although the Company believes such assets are recoverable as of June 30, 2009, the Company cannot assure that these assets will not be impaired in future periods.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

5. Intangible Assets (Continued)

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Customer relationships	$34	$35	$67	$70
Vendor relationships and other	—	1	1	1

Total	$34	$36	$68	$71

        The Company expects amortization expense relating to intangible assets to be approximately $69 million for the remainder of 2009 and $140 million, $135 million, $130 million, $128 million and $124 million for each of the five succeeding fiscal years, respectively.

6. Orbitz Worldwide

        The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of June 30, 2009 and December 31, 2008, the Company's investment in Orbitz Worldwide was $58 million and $214 million, respectively. The Company recorded an earnings (loss) of $5 million and $(156) million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2009, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Consolidated Condensed Statements of Operations. For the three and six months ended June 30, 2008, respectively, the Company has recorded losses of $(3) million and $(10) million related to its investment in Orbitz Worldwide within equity in earnings (losses) of investment in Orbitz Worldwide on the Consolidated Condensed Statements of Operations. The fair market value of the Company's investment in Orbitz Worldwide at June 30, 2009 was approximately $75 million.

        Presented below are the summary results of operations for the three and six months ended June 30, 2009 and 2008, respectively, for Orbitz Worldwide.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Statement of Operations
Net revenue	$188	$231	$376	$450
Operating expenses	166	216	345	436

Operating income	22	15	31	14
Impairment of long-lived assets	—	—	(332)	—
Interest expense, net	(12)	(15)	(27)	(31)

Income (loss) before income taxes	10	—	(328)	(17)
Income tax	—	(5)	2	(3)

Net income (loss)	$10	$(5)	$(326)	$(20)

        During the three and six months ended June 30, 2009, approximately $14 million and $39 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

6. Orbitz Worldwide (Continued)

During the three and six months ended June 30, 2008, approximately $36 million and $64 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company.

        The results of Orbitz Worldwide for the six months ended June 30, 2009 were impacted by the impairment charge recorded by Orbitz Worldwide amounting to $332 million in the period ended March 31, 2009. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of the impairment. See the Orbitz Worldwide Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, as filed with the SEC, for further information.

        As of June 30, 2009, the Company did not have any amounts that were payable to Orbitz Worldwide. As of December 31, 2008, the Company had $10 million payable to Orbitz Worldwide, which is included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

7. Long-Term Debt

        Long-term debt consisted of:

	Maturity	June 30, 2009	December 31, 2008
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,852	$1,713
Euro-denominated	August 2013	490	488
Senior notes
Dollar-denominated floating rate notes	September 2014	144	144
Euro-denominated floating rate notes	September 2014	240	243
9 7/8% notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	247	247
10 7/8% Euro-denominated notes	September 2016	199	205
Revolver borrowings	August 2012	—	263
Capital leases and other		59	56

Total debt		3,674	3,802
Less: Current portion		27	19

Long-term debt		$3,647	$3,783

        During the three months ended June 30, 2009, the Company borrowed $150 million principal amount in additional term loans, discounted to $144 million, under its senior secured credit facility. The additional term loans mature on the same maturity date as the existing term loans, and the Company is required to repay in quarterly installments in aggregate annual amounts equal to 1.00% of the initial principal amount thereof. The additional term loans have an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum of 3%.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

7. Long-Term Debt (Continued)

        During the six months ended June 30, 2009, the Company repurchased, approximately $10 million principal amount of its Euro-denominated notes at a discount, resulting in a $6 million gain from early extinguishment of debt. In addition, the principal amount of Euro-denominated long-term debt increased by approximately $3 million as a result of foreign exchange fluctuations, which are largely offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheet. During the six months ended June 30, 2009, the Company repaid approximately $5 million of debt under its senior secured credit facility as required under the senior secured credit agreement. The Company also repaid approximately $263 million of debt under its revolving credit facility, and approximately $5 million under its capital lease obligations. The Company entered into additional capital lease obligations of approximately $8 million during the six month period ended June 30, 2009.

        The Company's aggregate revolving credit facility commitment of $300 million is with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The availability under the $300 million revolving credit facility has been reduced by $30 million due to LCPI's status as a defaulting lender. As of June 30, 2009, there were no borrowings outstanding under the Company's revolving credit facility.

        In addition, the Company had a synthetic letter of credit facility of $150 million. As of June 30, 2009, the Company had approximately $138 million of commitments outstanding under the Company's synthetic letter of credit facility, including commitments of approximately $65 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Separation Agreement with Orbitz Worldwide. As of June 30, 2009, this facility has a remaining capacity of $12 million.

        The fair value of the Company's total debt amounted to $2,650 million and $1,537 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of the senior notes and senior subordinated notes have been calculated based on quoted prices in active markets for identical debt instruments. The fair value of the term loan facility is based on market observable inputs.

8. Fair Value Disclosures of Derivative Instruments and Hedging Activities

        The Company's financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157 and are categorized as Level 2—Significant Other Observable Inputs.

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted ("SFAS No. 133"), the Company records all derivatives at fair value either as assets or liabilities. Fair value of derivative instruments is determined using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. Changes in fair value of derivatives not designated as

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

8. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

hedging instruments are recognized currently in earnings in the Consolidated Condensed Statements of Operations.

        The Company uses foreign currency forward contracts to manage its exposures to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its non-U.S. subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. All the forward contracts that the Company utilizes do not qualify for hedge accounting treatment under SFAS No. 133. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations and foreign currency exchange rates. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage its exposure to changes in foreign currency exchange rates associated with its Euro-denominated debt. The primary interest rate exposure at December 31, 2008 and June 30, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. The Company currently uses interest rate and cross-currency swaps as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt and Euro-denominated debt were designated as cash flow hedges. As of June 30, 2009, the Company's interest rate hedges cover transactions for periods that do not exceed three years.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

8. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

        Presented below is a summary of the fair value of the Company's derivative contracts recorded on the balance sheet at fair value.

	Asset			Liability
		Fair Value asset (liability)			Fair Value asset (liability)
	Balance Sheet Location	June 30, 2009	December 31, 2008	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Other current assets	$(20)	$(34)	Accrued expenses and other current liabilities	$(10)	$(12)
Foreign exchange impact of cross currency swaps	Other current assets	82	79	Accrued expenses and other current liabilities	(6)	(6)

		$62	$45		$(16)	$(18)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(26)	(27)
Foreign exchange forward contracts	Other current assets	7	5	Accrued expenses and other current liabilities	(4)	(18)

Total derivatives not designated as hedging instruments under SFAS 133		7	5		(30)	(45)

		$69	$50		$(46)	$(63)

        Presented below is the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income and income during the periods and the impact derivatives not designated as hedges had on income during the periods.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Amount of Gain (Loss) Recognized in Other Comprehensive Income			Amount of Gain (Loss) Recorded into Income		Amount of Gain (Loss) Recorded into Income
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	Location of Gain (Loss) Recorded into Income	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$(2)	$12	$(3)	$—	Interest expense, net	$(9)	$1	$(15)	$2
Foreign exchange impact of cross currency swaps	52	(4)	3	79	Selling, general and administrative	52	(4)	3	79
Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps					Interest expense, net	(7)	23	(8)	23
Foreign exchange forward contracts					Selling, general and administrative	16	3	10	2

						$52	$23	$(10)	$106

        The total amount of gain or (loss) reclassified into income from accumulated other comprehensive income for the interest rate swaps designated as hedges includes amounts for ineffectiveness of

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

8. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

$0 million and $1 million for the three months ended June 30, 2009 and 2008, respectively and $2 million and $1 million for the six months ended June 30, 2009 and 2008 respectively.

9. Equity-based compensation

        As detailed in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2009, the Company has several equity-based long-term incentive programs for the purpose of retaining certain key employees. Under these programs, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company.

        During the three months ended June 30, 2009, the board of directors of the partnership awarded the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in the three months ended June 30, 2009, and it is expected that the remainder will be granted over each of the subsequent three years through December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors. The fair value of the restricted equity units granted is based on a valuation of the total equity of the partnership that owns 100% of the Company, at the time of each grant.

        The activity of all the Company's equity award programs is presented below:

	Restricted Equity Units
	Class A-2
	Number of Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	82,121,923	$2.44
Granted at fair market value	8,200,083	$1.10
Net share settlement and repurchases	(415,189)	$2.39
Forfeited	(48,852)	$1.96

Balance, June 30, 2009	89,857,965	$2.32

        The Company recorded non-cash equity compensation expense related to the 2009 Travelport Long-Term Incentive Plan of $2 million for both the three and six months ended June 30, 2009. In addition, the Company recorded less than $1 million and $1 million of non-cash equity compensation expense for the three and six months ended June 30, 2009, respectively, under previous years programs.

        The Company did not record any non-cash equity compensation expense for the three and six months ended June 30, 2008.

10. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

10. Commitments and Contingencies (Continued)

matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2008 Consolidated Condensed Financial Statements included in its Annual Report on Form 10-K filed with the SEC on March 12, 2009.

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

11. Segment Information

        Management evaluates the performance of the Company based upon net revenue and "EBITDA", which is defined as income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, net and depreciation and amortization, each of which is presented on the Company's Consolidated Condensed Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

11. Segment Information (Continued)

other. The Company's presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
GDS
Net revenue	$515	$592	$1,026	$1,184
Segment EBITDA(b)	167	161	319	325
GTA
Net revenue	77	111	119	185
Segment EBITDA	21	36	10	45
Corporate and other
EBITDA(a)(b)	(5)	(10)	(27)	(40)
Consolidated Totals
Net revenue	$592	$703	$1,145	$1,369
EBITDA	$183	$187	$302	$330

(a)
Corporate and other includes corporate general and administrative costs not allocated to the segments.

(b)
As of January 1, 2009, certain operations were transferred from Corporate and other to the GDS segment. The costs associated with these operations in 2008 have been adjusted from Corporate and other to the GDS segment for consistency with the current year presentation.

        Provided below is a reconciliation of EBITDA to income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
EBITDA	$183	$187	$302	$330
Interest expense, net	(72)	(52)	(138)	(138)
Depreciation and amortization	(62)	(62)	(124)	(129)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	$49	$73	$40	$63

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

11. Segment Information (Continued)

        Provided below is a reconciliation of segment assets to total assets:

	June 30, 2009	December 31, 2008
GDS	$3,039	$3,019
GTA	1,885	1,907
Corporate and other	426	644

Total	$5,350	$5,570

12. Subsequent Events

        In July 2009, the Board of Directors of the Company declared and the Company paid a distribution of approximately $152 million to its parent company.

        The Consolidated Condensed Financial Statements have been prepared evaluating all the subsequent events occurring after June 30, 2009 up to August 6, 2009, the date of issuance of these Consolidated Condensed Financial Statements.

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Company's Consolidating Condensed Balance Sheets as of June 30, 2009 and December 31, 2008 and the Consolidating Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and Statements of Cash Flows for the six months ended June 30, 2009 and 2008 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor, the Intermediate Parent Guarantor and the Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$258	$334	$—	$592

Cost and expenses
Cost of revenue	—	—	—	207	79	—	286
Selling, general and administrative	(12)	—	3	(31)	167	—	127
Restructuring charges	—	—	—	5	2	—	7
Depreciation and amortization	—	—	—	44	18	—	62
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses, net	(12)	—	3	220	266	—	477

Operating income (loss)	12	—	(3)	38	68	—	115
Interest expense, net	—	—	(70)	(2)	—	—	(72)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in earnings (losses) of subsidiaries	27	(31)	36	—	—	(32)	—

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	39	(31)	(31)	36	68	(32)	49
Provision for income taxes	—	(1)	—	1	(14)	—	(14)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net income (loss)	39	(27)	(31)	37	54	(32)	40
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(1)	—	—	(1)

Net income (loss) attributable to the Company	$39	$(27)	$(31)	$36	$54	$(32)	$39

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$554	$591	$—	$1,145

Cost and expenses
Cost of revenue	—	—	—	301	263	—	564
Selling, general and administrative	(12)	—	3	(7)	293	—	277
Restructuring charges	—	—	—	10	3	—	13
Depreciation and amortization	—	—	—	89	35	—	124
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses, net	(12)	—	3	388	594	—	973

Operating income (loss)	12	—	(3)	166	(3)	—	172
Interest expense, net	—	—	(133)	(5)	—	—	(138)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in earnings (losses) of subsidiaries	(144)	30	160	—	—	(46)	—

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(132)	30	30	161	(3)	(46)	40
Provision for income taxes	—	(1)	—	1	(14)	—	(14)
Equity in losses of investment in Orbitz Worldwide	—	(156)	—	—	—	—	(156)

Net income (loss)	(132)	(127)	30	162	(17)	(46)	(130)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(2)	—	—	(2)

Net income (loss) attributable to the Company	$(132)	$(127)	$30	$160	$(17)	$(46)	$(132)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$299	$404	$—	$703

Cost and expenses
Cost of revenue	—	—	—	164	198	—	362
Selling, general and administrative	(3)	—	—	—	156	—	153
Restructuring charges	—	—	—	5	—	—	5
Depreciation and amortization	—	—	—	41	21	—	62
Other expense	—	—	—	5	—	—	5

Total costs and expenses	(3)	—	—	215	375	—	587

Operating income	3	—	—	84	29	—	116
Interest expense, net	—	—	(48)	(4)	—	—	(52)
Gain on early extinguishment of debt	—	—	9	—	—	—	9
Equity in earnings (losses) of subsidiaries	56	40	79	—	—	(175)	—

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	59	40	40	80	29	(175)	73
Provision for income taxes	—	—	—	(1)	(10)	—	(11)
Equity in losses of investment in Orbitz Worldwide	—	(3)	—	—	—	—	(3)

Net income (loss)	59	37	40	79	19	(175)	59
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	$59	$37	$40	$79	$19	$(175)	$59

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$588	$781	$—	$1,369

Cost and expenses
Cost of revenue	—	—	—	336	366	—	702
Selling, general and administrative	(5)	—	4	11	326	—	336
Restructuring charges	—	—	—	9	5	—	14
Depreciation and amortization	—	—	—	88	41	—	129
Other expense	—	—	—	5	—	—	5

Total costs and expenses	(5)	—	4	449	738	—	1,186

Operating income (loss)	5	—	(4)	139	43	—	183
Interest expense, net	—	—	(130)	(8)	—	—	(138)
Gain on early extinguishment of debt	—	—	18	—	—	—	18
Equity in earnings (losses) of subsidiaries	25	12	128	—	—	(165)	—

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	30	12	12	131	43	(165)	63
Provision for income taxes	—	—	—	(3)	(20)	—	(23)
Equity in losses of investment in Orbitz Worldwide	—	(10)	—	—	—	—	(10)

Net income (loss)	30	2	12	128	23	(165)	30
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	$30	$2	$12	$128	$23	$(165)	$30

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of June 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$170	$—	$—	$40	$73	$—	$283
Accounts receivable, net	—	—	—	86	314	—	400
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	7	—	75	33	104	—	219

Total current assets	177	—	75	159	498	—	909
Investment in subsidiary/intercompany	90	(1,501)	2,082	—	—	(671)	—
Property and equipment, net	—	—	—	337	135	—	472
Goodwill	—	—	—	996	756	—	1,752
Trademarks and tradenames	—	—	—	270	230	—	500
Other intangible assets, net	—	—	—	670	815	—	1,485
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Investment in Orbitz Worldwide	—	58	—	—	—	—	58
Other non-current assets	5	—	32	79	58	—	174

Total assets	$272	$(1,443)	$2,189	$2,514	$2,489	$(671)	$5,350

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$29	$116	$—	$145
Accrued expenses and other current liabilities	4	29	75	160	537	—	805
Current portion of long-term debt	—	—	12	15	—	—	27

Total current liabilities	4	29	87	204	653	—	977
Long-term debt	—	—	3,603	44	—	—	3,647
Deferred income taxes	—	—	—	31	203	—	234
Other non-current liabilities	—	—	—	145	63	—	208

Total liabilities	4	29	3,690	424	919	—	5,066
Total shareholders' equity/intercompany	268	(1,472)	(1,501)	2,082	1,562	(671)	268
Equity attributable to non-controlling interest in subsidiaries	—	—	—	8	8	—	16

Total equity	268	(1,472)	(1,501)	2,090	1,570	(671)	284

Total liabilities and equity	$272	$(1,443)	$2,189	$2,514	$2,489	$(671)	$5,350

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$94	$—	$—	$189	$62	$—	$345
Accounts receivable, net	—	—	—	78	294	—	372
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	5	—	59	39	98	—	201

Total current assets	99	—	59	306	461	—	925
Investment in subsidiary/intercompany	321	(1,082)	2,652	—	—	(1,891)	—
Property and equipment, net	—	—	—	407	84	—	491
Goodwill	—	—	—	996	742	—	1,738
Trademarks and tradenames	—	—	—	313	186	—	499
Other intangible assets, net	—	—	—	945	607	—	1,552
Investment in Orbitz Worldwide	—	—	—	3	(3)	—	—
Non-current deferred income taxes	—	214	—	—	—	—	214
Other non-current assets	6	—	33	78	34	—	151

Total assets	$426	$(868)	$2,744	$3,048	$2,111	$(1,891)	$5,570

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$27	$113	$—	$140
Accrued expenses and other current liabilities	14	38	80	131	501	—	764
Current portion of long-term debt	—	—	10	9	—	—	19

Total current liabilities	14	38	90	167	614	—	923
Long-term debt	—	—	3,736	47	—	—	3,783
Deferred income taxes	—	—	—	30	208	—	238
Other non-current liabilities	—	—	—	145	62	—	207

Total liabilities	14	38	3,826	389	884	—	5,151
Total shareholders' equity/intercompany	412	(906)	(1,082)	2,652	1,227	(1,891)	412
Equity attributable to non-controlling interest in subsidiaries	—	—	—	7	—	—	7

Total equity	412	(906)	(1,082)	2,659	1,227	(1,891)	419

Total liabilities and equity	$426	$(868)	$2,744	$3,048	$2,111	$(1,891)	$5,570

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to the Company	$(132)	$(127)	$30	$160	$(17)	$(46)	$(132)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	89	35	—	124
(Gain) loss on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	—	10	—	10
Equity-based compensation	—	—	—	3	—	—	3
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Amortization of debt finance costs	—	—	8	—	—	—	8
Gain on interest rate derivative instruments	—	—	(3)	—	—	—	(3)
Gain on foreign exchange derivative instruments	(12)	—	(4)	—	—	—	(16)
Equity in earnings (losses) of investment in Orbitz Worldwide	—	156	—	—	—	—	156
Non-controlling interest in subsidiaries	—	—	—	2	—	—	2
FASA liability	—	—	—	(17)	—	—	(17)
Deferred income taxes	—	—	—	2	(7)	—	(5)
Equity in earnings (losses) of subsidiaries	144	(30)	(160)	—	—	46	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(8)	(25)	—	(33)
Other current assets	—	—	—	6	(2)	—	4
Accounts payable, accrued expenses and other current liabilities	—	1	(5)	31	27	—	54
Other		—	1	(2)	(9)	—	(10)

Net cash provided by (used in) operating activities	—	—	(139)	261	12	—	134

Investing activities
Property and equipment additions	—	—	—	(18)	(1)	—	(19)
Proceeds from sale of assets	—	—	—	5	—	—	5
Acquisition related payments and other	—	—	—	1	(2)	—	(1)
Net intercompany funding	118	—	270	(386)	(2)	—	—

Net cash provided by (used in) investing activities	118	—	270	(398)	(5)	—	(15)

Financing activities
Principal repayments	—	—	(272)	(5)	—	—	(277)
Proceeds from new borrowings	—	—	144	—	—	—	144
Debt finance costs	—	—	(3)	—	—	—	(3)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(42)	—	—	—	—	—	(42)

Net cash used in financing activities	(42)	—	(131)	(12)	—	—	(185)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	76	—	—	(149)	11	—	(62)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	$170	$—	$—	$40	$73	$—	$283

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to the Company	$30	$2	$12	$128	$23	$(165)	$30
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	88	41	—	129
(Gain) loss on sale of assets	—	—	—	5	—	—	5
Provision for bad debts	—	—	—	3	4	—	7
Gain on early extinguishment of debt	—	—	(18)	—	—	—	(18)
Amortization of debt finance costs	2	—	7	2	—	—	11
Gain on interest rate derivative instruments	—	—	(23)	—	—	—	(23)
Gain on foreign exchange derivative instruments	—	—	(5)	—	—	—	(5)
Equity in earnings (losses) of investment in Orbitz Worldwide	—	10	—	—	—	—	10
FASA liability	—	—	—	(17)	—	—	(17)
Deferred income taxes	—	—	—	2	(8)	—	(6)
Equity in earnings (losses) of subsidiaries	(25)	(12)	(128)	—	—	165	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	1	(79)	—	(78)
Other current assets	—	—	—	10	(16)	—	(6)
Accounts payable, accrued expenses and other current liabilities	—	—	(1)	7	123	—	129
Other	5	—	7	(31)	4	—	(15)

Net cash provided by (used in) operating activities	12	—	(149)	198	92	—	153

Investing activities
Property and equipment additions	—	—	—	(34)	(12)	—	(46)
Acquisition related payments and other	—	3	—	(3)	(2)	—	(2)
Net intercompany funding	(17)	(3)	257	(125)	(112)	—	—

Net cash provided by (used in) investing activities	(17)	—	257	(162)	(126)	—	(48)

Financing activities
Principal repayments	—	—	(108)	(1)	—	—	(109)

Net cash used in financing activities	—	—	(108)	(1)	—	—	(109)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	(5)	—	—	35	(30)	—	—
Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$216	$—	$—	$29	$64	$—	$309

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

Segments

        GDS—The GDS business primarily focuses on electronic travel distribution services that connect travel suppliers to travel agencies, who in turn distribute travel and travel-related products and services to their customers. In addition, the GDS businesses offer transaction processing solutions for travel suppliers and other travel industry customers. The GDS businesses consist principally of:

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

Critical Accounting Policies

        In presenting our financial statements in conformity with US GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions we are required to make are related to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. The financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 12, 2009, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. While there have been no material changes to our critical accounting policies as to the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

Results of Operations

        Management uses Segment EBITDA (defined as income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, net and depreciation and amortization) to measure underlying performance. Segment EBITDA is not a recognized term under US GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Segment EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company's presentation of Segment EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP. Management compensates for the limitations of using non-US GAAP financial measures by using them to supplement US GAAP results to provide a more complete understanding of the factors and trends affecting the business.

        As not all companies use identical calculations, the Company's presentation of Segment EBITDA may not be comparable to other similarly titled measures of other companies.

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,		Change
	2009	2008	$	%
Net revenue	$592	$703	$(111)	(16)

Costs and expenses
Cost of revenue	286	362	(76)	(21)
Selling, general and administrative	127	153	(26)	(17)
Restructuring charges	7	5	2	40
Depreciation and amortization	62	62	—	—
Other (income) expense	(5)	5	(10)	*

Total costs and expenses, net	477	587	(110)	(19)

Operating income	115	116	(1)	(1)
Interest expense, net	(72)	(52)	(20)	(38)
Gain on early extinguishment of debt	6	9	(3)	(33)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	49	73	(24)	(33)
Provision for income taxes	(14)	(11)	(3)	(27)
Equity in earnings (losses) of investment in Orbitz Worldwide	5	(3)	8	*

Net income	40	59	(19)	(32)
Less: Net income attributable to non-controlling interest in subsidiaries	(1)	—	(1)	*

Net income attributable to the Company	$39	$59	$(20)	(34)

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

Our results on a segment basis for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 are as follows:

	Three Months Ended June 30,				Change
	2009		2008(a)		$	%
GDS
Net revenue	$515	(b)	$592		$(77)	(13)
Segment EBITDA	167	(c)	161	(d)	6	4
GTA
Net revenue	77		111		(34)	(31)
Segment EBITDA	21	(e)	36	(f)	(15)	(42)
Corporate and other(g)
EBITDA	(5)		(10)		5	50
Combined Totals
Net revenue	$592		$703		$(111)	(16)
EBITDA	$183		$187		$(4)	(2)

(a)
As of January 1, 2009, certain operations were transferred from Corporate and other to the GDS segment. The costs associated with these operations in 2008 have been adjusted from Corporate and other to the GDS segment for consistency with the current year presentation.

(b)
Includes acquisition and related adjustments of $1 million.

(c)
Includes $4 million of integration costs related to the acquisition of Worldspan, $2 million of restructuring and related costs, $2 million of acquisition related costs, and a $2 million gain from the disposal of assets.

(d)
Includes $14 million of integration costs related to the acquisition of Worldspan, $3 million of restructuring and related costs and a $5 million net loss associated with the disposal of assets.

(e)
Includes a $1 million gain from the disposal of assets, $1 million of restructuring costs and $1 million of other non-recurring items related to cost saving initiatives.

(f)
Includes a $1 million gain from the disposal of assets and $1 million of restructuring costs.

(g)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below.

	Three Months Ended June 30,
	2009	2008
Corporate and unallocated expenses	$(16)	$(17)
Gain on early extinguishment of debt	6	9
Gain on sale of assets	3	—
Restructuring and related activities	(4)	(1)
Transaction and integration costs	(2)	(2)
Equity compensation	(3)	—
Sponsor monitoring	(2)	(2)
Other, including gain on foreign currency derivatives	13	3

	$(5)	$(10)

        Provided below is a reconciliation of EBITDA to income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide:

	Three Months Ended June 30,
	2009	2008
EBITDA	$183	$187
Interest expense, net	(72)	(52)
Depreciation and amortization	(62)	(62)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	$49	$73

Net Revenue

        Net revenue decreased $111 million (16%) as a result of a $77 million (13%) decrease in GDS net revenue and a $34 million (31%) decrease in GTA net revenue.

        GDS net revenue decreased $77 million as a result of a $73 million decrease in GDS revenue and a $4 million decrease in IT services and software revenue. The GDS revenue decrease is due to a $63 million decrease in booking fees and a $10 million decrease in other GDS revenue. Americas booking fees decreased $13 million (7%) due to an 11% decline in segments, partially offset by a 4% increase in yield. EMEA booking fees decreased by $44 million (18%) due to a 21% decline in segments, partially offset by a 3% increase in yield. Asia Pacific booking fees decreased $6 million (9%) due to a 14% decline in segments, partially offset by a 5% increase in yield. Other GDS revenue decreased $10 million primarily as a result of a decrease in subscriber fees. IT services and software revenue decreased $4 million primarily due to a decrease in fares, pricing and hosting revenues.

        GDS has continued to experience reduced global demand, as reflected in the reduction in segments, which is attributable to the current global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity.

        GTA net revenue decreased $34 million (31%) primarily as a result of a 26% decrease in total transaction value ("TTV"). The decline in TTV is driven by 16% lower room nights and unfavorable currency movements.

Cost of Revenue

        Cost of revenue decreased $76 million (21%) as a result of a decrease in GDS cost of revenue of $64 million, and a decrease in GTA cost of revenue of $12 million.

        GDS cost of revenue decreased $64 million (19%) as a result of a $27 million (27%) decrease in telecommunications and technology costs and a $37 million (16%) decrease in support payments and commissions. The 16% decrease in support payments and commissions is consistent with our worldwide decline in volume. The decrease in telecommunications and technology costs reflects the synergies realized following the Worldspan acquisition, including the migration of our data center. The synergies have contributed to a reduction in costs of approximately $20 million in 2009 compared to approximately $4 million in 2008.

        GTA cost of revenue decreased $12 million (46%) as a result of a decrease in transactions for which we take inventory risk.

Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $26 million (17%) due to decreases in GDS SG&A and GTA SG&A of $11 million and $7 million, respectively, and an $8 million decrease in Corporate and other.

        GDS SG&A decreased $11 million (14%) due to $5 million of incremental synergies realized during 2009 as a result of the Worldspan acquisition and a decrease of $6 million in other administrative costs primarily due to a recovery on a disputed commercial arrangement. The synergies have contributed to a reduction in costs of approximately $15 million in 2009 compared to $10 million in 2008.

        GTA SG&A decreased $7 million (13%) primarily due to the favorable impact of exchange rate movements partially offset by increased bad debt expense of $4 million and cost reduction initiatives.

        Corporate and other SG&A decreased $8 million (48%) primarily as a result of an $10 million increase in gain resulting from the impact of fair value adjustments to foreign exchange derivatives.

Restructuring Charges

        Restructuring charges increased $2 million as a result of a $1 million decrease in restructuring charges in the GDS segment, offset by a $3 million increase in Corporate and other. The restructuring charges incurred in 2008 related primarily to the integration of Worldspan into our GDS business following the acquisition of Worldspan in 2007. The restructuring charges incurred in 2009 relate primarily to the payment of retention and severance for personnel in administrative functions that have been relocated from the United States to the United Kingdom.

Other Income

        Other income in the three months ended June 30, 2009 is comprised of a $3 million gain on the sale of a patent and a gain on sale of marketable securities amounting to $2 million within GDS. The loss of $5 million for the three months ended June 30, 2008 relates to disposal of assets within GDS.

Interest Expense, Net

        Interest expense, net increased by $20 million (38%) primarily as a result of change in fair value of our interest rate swaps.

 Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

	Six Months Ended June 30,		Change
	2009	2008	$	%
Net revenue	$1,145	$1,369	$(224)	(16)

Costs and expenses
Cost of revenue	564	702	(138)	(20)
Selling, general and administrative	277	336	(59)	(18)
Restructuring charges	13	14	(1)	(7)
Depreciation and amortization	124	129	(5)	(4)
Other income, net	(5)	5	(10)	*

Total costs and expenses, net	973	1,186	(213)	(18)

Operating income	172	183	(11)	(6)
Interest expense, net	(138)	(138)	—	—
Gain on early extinguishment of debt	6	18	(12)	(67)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	40	63	(23)	(37)
Provision for income taxes	(14)	(23)	9	39
Equity in losses of investment in Orbitz Worldwide	(156)	(10)	(146)	*

Net income (loss) before non-controlling interest in subsidiaries	(130)	30	(160)	*
Less: Net income attributable to non-controlling interest in subsidiaries	(2)	—	(2)	*

Net income (loss) attributable to the Company	$(132)	$30	$(162)	*

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

        Our results on a segment basis for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 are as follows:

	Six Months Ended June 30,				Change
	2009		2008(a)		$	%
GDS
Net revenue	$1,026	(b)	$1,184	(c)	$(158)	(13)
Segment EBITDA	319	(d)	325	(e)	(6)	(2)
GTA
Net revenue	119		185		(66)	(36)
Segment EBITDA	10	(f)	45	(g)	(35)	(78)
Corporate and other(h)
EBITDA	(27)		(40)		13	33
Combined Totals
Net revenue	$1,145		$1,369		$(224)	(16)
EBITDA	$302		$330		$(28)	(8)

(a)
As of January 1, 2009, certain operations were transferred from Corporate and other to the GDS segment. The costs associated with these operations in 2008 have been adjusted from Corporate and other to the GDS segment for consistency with the current year presentation.

(b)
Includes acquisition and related adjustments of $2 million.

(c)
Includes acquisition and related adjustments of $1 million.

(d)
Includes $9 million of integration costs related to the acquisition of Worldspan, $4 million of restructuring related costs, $4 million of acquisition and related costs, $1 million of impairment charges and a $3 million gain from the disposal of assets.

(e)
Includes $29 million of integration costs related to the acquisition of Worldspan, $9 million of restructuring and related costs, a $7 million net loss associated with the disposal of assets and $1 million of acquisition and related adjustments.

(f)
Includes a $2 million gain from the disposal of assets, $3 million of restructuring costs and $1 million of other non-recurring items related to costs savings initiatives.

(g)
Includes a $2 million gain from the disposal of assets and $2 million of restructuring costs.

(h)
Corporate and other includes corporate general and administrative costs not allocated to the segments, as detailed below.

	Six Months Ended June 30,
	2009	2008
Corporate and unallocated expenses	$(32)	$(40)
Gain on early extinguishment of debt	6	18
Gain on sale of assets	3	—
Restructuring and related activities	(6)	(3)
Transaction and integration costs	(4)	(13)
Equity compensation	(3)	—
Sponsor monitoring	(4)	(3)
Other, including gain on foreign currency derivatives	13	1

	$(27)	$(40)

        Provided below is a reconciliation of EBITDA to income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide:

	Six Months Ended June 30,
	2009	2008
EBITDA	$302	$330
Interest expense, net	(138)	(138)
Depreciation and amortization	(124)	(129)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	$40	$63

Net Revenue

        Net revenue decreased $224 million (16%) as a result of a $158 million (13%) decrease in GDS net revenue and a $66 million (36%) decrease in GTA net revenue.

        GDS net revenue decreased $158 million (13%) as a result of a $146 million decrease in GDS revenue and a $12 million decrease in IT services and software revenue. The GDS revenue decrease is due to a $131 million decrease in booking fees and a $15 million decrease in other GDS revenue. Americas booking fees decreased by $36 million (9%) due to a 14% decline in segments, partially offset by a 5% increase in yield. EMEA booking fees decreased by $78 million (16%) due to a 19% decline in segments, partially offset by a 3% increase in yield. Asia Pacific booking fees decreased by $17 million (12%) due to a 15% decline in segments, partially offset by a 3% increase in yield. Other GDS revenue decreased $15 million primarily as a result of lower subscriber fees. IT services and software revenue decreased $12 million primarily due to lower fares, pricing and hosting revenues.

        GDS has continued to experience reduced global demand, as reflected in the reduction in segments, which is attributable to the current global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity.

        GTA net revenue decreased $66 million (36%) primarily as a result of a 28% decrease in TTV. The decline in TTV is driven by 18% lower room nights and unfavorable currency movements.

Cost of Revenue

        Cost of revenue decreased $138 million (20%) as a result of a decrease in GDS cost of revenue of $122 million and a decrease in GTA cost of revenue of $16 million.

        GDS cost of revenue decreased $122 million (18%) as a result of a $46 million (24%) decrease in telecommunications and technology costs and a $76 million (16%) decrease in support payments and commissions. The 16% decrease in support payments and commissions is consistent with our worldwide decline in volume. The decrease in telecommunications and technology costs reflect the synergies realized following the Worldspan acquisition, including the migration of our data center. The synergies have contributed to a reduction in costs of approximately $38 million in 2009 compared to approximately $8 million in 2008.

        GTA cost of revenue decreased $16 million (43%) as a result of a decrease in transactions for which we take inventory risk.

Selling, General and Administrative Expenses (SG&A)

        SG&A decreased $59 million (18%) primarily due to decreases in GDS SG&A and GTA SG&A of $18 million and $16 million, respectively, and a $25 million decrease in Corporate and other.

        GDS SG&A decreased $18 million (10%) primarily as a result of $14 million of incremental synergies realized during 2009 as a result of the Worldspan acquisition and a decrease of $7 million in other administrative costs primarily due to a recovery on a disputed commercial arrangement. The synergies have contributed to a reduction in costs of approximately $30 million in 2009 compared to $16 million in 2008.

        GTA SG&A decreased $16 million (16%) primarily due to the favorable impact of exchange rate movements and cost reduction initiatives, partially offset by increased bad debt expense of $8 million.

        Corporate and other SG&A decreased $25 million (47%) primarily as a result of a $12 million increase in gain resulting from the impact of fair value adjustments to foreign exchange derivatives, a $9 million reduction in transaction and integration costs and a $4 million decrease in other costs driven by the realization of Worldspan synergies.

Restructuring Charges

        Restructuring charges decreased $1 million as a result of a $5 million decrease in restructuring charges in the GDS segment, offset by a $1 million increase in the GTA segment and a $3 million increase in Corporate and other. The restructuring charges incurred in 2008 related primarily to the integration of Worldspan into our GDS business following the acquisition of Worldspan in 2007. The restructuring charges incurred in 2009 relate primarily to the payment of retention and severance for personnel in administrative functions that have been relocated from the United States to the United Kingdom.

Other Income

        Other income in the six month period ended June 30, 2009 is comprised of a $3 million gain on the sale of a patent and a $2 million gain on the sale of marketable securities within GDS. The loss of $5 million for the six months ended June 30, 2008 relates to the disposal of assets within GDS.

Interest Expense, Net

        Interest expense, net remained unchanged primarily due to a $12 million reduction due to lower interest rates on our term loan facility and an $8 million reduction in interest expense due to a lower debt balance, offset by a $20 million increase as a result of the change in fair value of our interest rate swaps that are not classified as cash flow hedges.

Liquidity and Capital Resources

        Our principal source of liquidity over the course of the year is cash flow generated from operations. We maintain an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of June 30, 2009, our financing needs were supported by $270 million of available capacity under our revolving credit facility and $12 million of capacity under our synthetic letter of credit facility. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As a result of the cash on our balance sheet and our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for the foreseeable future.

Cash Flows

        At June 30, 2009, we had $283 million of cash and cash equivalents, a decrease of $62 million as compared to December 31, 2008. The following table summarizes the decrease:

	Six Months Ended June 30,		Change
	2009	2008	$
Cash provided by (used in):
Operating activities	$134	$153	$(19)
Investing activities	(15)	(48)	33
Financing activities	(185)	(109)	(76)
Effects of exchange rate changes	4	4	—

Net change in cash and cash equivalents	$(62)	$—	$(62)

        Operating Activities.    For the six months ended June 30, 2009, cash provided by operations was $134 million as compared to cash provided by operations of $153 million for the six months ended June 30, 2008. This is mainly due to $11 million lower operating income and $20 million less inflow from working capital compared to the same period last year. There was $25 million of cash inflow from working capital in the six months ended June 30, 2009 compared to $45 million of cash inflow from working capital in the six months ended June 30, 2008.

        Investing Activities.    The use of cash from investing activities for the six months ended June 30, 2009 was driven by $19 million of capital expenditures less $5 million of proceeds from asset sales. The use of cash from investing activities for the six months ended June 30, 2008 was driven by $46 million of capital expenditures and $2 million of acquisition related payments.

        Financing Activities.    The use of cash in financing activities for the six months ended June 30, 2009 was $185 million due to $277 million of principal repayments on borrowings, $42 million in cash distributions to a parent company, $7 million of payments for a net share settlement for participants of our long-term equity plan and $3 million used for debt finance costs partially offset by $144 million received from the issuance of additional term loans. The principal repayments on borrowings is comprised of $263 million of payments of amounts outstanding under the revolving credit facility, $5 million of mandatory term loan payments, $5 million of capital lease payments and $10 million of euro-denominated debt repurchases which resulted in a $6 million gain. The use of cash from financing activities for the six months ended June 30, 2008 was due to repurchases of debt totalling $109 million comprised of $121 million debt repurchased, which resulted in an $18 million gain, $5 million of mandatory term loan payments and $1 million of capital lease payments.

Debt and Financing Arrangements

        We borrowed $150 million in additional term loans, discounted to $144 million, during the six months ended June 30, 2009. The additional term loans mature on the same maturity date as our existing term loans and we are required to repay the additional term loans in quarterly installments in aggregate annual amounts equal to 1.00% of the initial principal amount thereof. The additional term loans have an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum of 3%. During 2009, we repaid approximately $5 million of debt under our senior secured credit facility as required under the senior secured credit agreement, $263 million of debt under our revolving credit facility, and approximately $5 million under our capital lease obligations. We entered into additional capital lease obligations of approximately $8 million during the six months ended June 30, 2009.

        The principal amount outstanding under the Euro-denominated long-term debt decreased by approximately $7 million as a result of (i) the repurchase of approximately $10 million resulting in a gain of $6 million and (ii) $3 million increase due to exchange rate movements.

        We have an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The availability under our $300 million revolving credit facility has been reduced by $30 million due to LCPI's status as a defaulting lender. As of June 30, 2009, there were no borrowings outstanding under the revolving credit facility.

        In addition, we have a $150 million synthetic letter of credit facility. As of June 30, 2009, we had approximately $138 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $65 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of June 30, 2009, this facility has a remaining capacity of $12 million.

        As of June 30, 2009, we were in compliance with all restrictive and financial covenants related to our long-term debt.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. All the forward contracts we utilize do not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative instruments to create an appropriate mix of fixed and floating rate debt and to manage its exposure to changes in foreign currency exchange rates associated with its Euro-denominated debt. The primary interest rate exposure at June 30, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and cross-currency swaps as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used June 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

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

    Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended June 30, 2009. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Item 1A.    Risk Factors

        See Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009 and Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 12, 2009 for a detailed discussion of the risk factors affecting our Company. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10- K for the year ended December 31, 2008 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Not Applicable.

Item 3.    Defaults Upon Senior Securities.

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Item 5.    Other Information.

        On August 3, 2009, our Board of Directors approved, and we entered into, Amended and Restated Employment Agreements with Jeff Clarke, our President and Chief Executive Officer; Eric J. Bock, our Executive Vice President, Chief Administrative Officer and General Counsel; and Kenneth Esterow, our President and Chief Executive Officer, GTA, which are attached hereto as Exhibits 10.2, 10.3 and 10.4, respectively, and incorporated by referenced herein. The terms of the Amended and Restated Employments Agreements with Messrs. Clarke, Bock and Esterow are substantially on the same terms as those entered into in September 2006, as described in Part III, Item 11, "Executive Compensation—Employment Agreements," of our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 12, 2009, except as follows:

  •
  Term (Messrs. Clarke, Bock and Esterow)

    Under the Amended and Restated Employment Agreements, the one year initial term begins on September 26, 2009, when the current term expires, and ends on September 26, 2010. Thereafter, on an annual basis, the term automatically renews for another year unless either party provides notice of non-renewal.

  •
  Definition of Cause (Mr. Clarke only)

    The definition of Cause in Mr. Clarke's Amended and Restated Employment Agreement was revised so that it is substantially the same as our other senior leadership team executives in the United States, except for the provisions that are specific to Mr. Clarke's role as President and

    Chief Executive Officer. As a result, under the Amended and Restated Employment Agreement with Mr. Clarke, Cause means any one of the following:

    •
    His failure substantially to perform his duties for a period of 10 days following receipt of written notice from the Company of such failure;

    •
    Theft or embezzlement of company property or dishonesty in the performance of his duties;

    •
    Conviction which is not subject to routine appeals of right or a plea of "no contest" for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year;

    •
    His willful malfeasance or willful misconduct in connection with his duties or any act or omission which is materially injurious to our financial condition or business reputation;

    •
    If he purposefully or knowingly makes a false certification to the Company pertaining to its financial statements;

    •
    If by reason or any court or administrative order, arbitration or other ruling, his ability to fully perform his duties as President and Chief Executive Officer or as a member of the Board is materially impaired; or

    •
    His breach of the restrictive covenants in his employment agreement.

  •
  Constructive Termination / Relocation Benefits (Mr. Esterow only)

    The definition of Constructive Termination in Mr. Esterow's Amended and Restated Employment Agreement was modified to:

    •
    Expressly include the relocation of Mr. Esterow's primary business office from Parsippany, New Jersey or New York, New York, or to the United Kingdom; and

    •
    Include the Company's refusal to relocate Mr. Esterow to the United Kingdom after his written request to do so while he is President and Chief Executive Officer of GTA and GTA's global headquarters is based there.

    In addition, in the event that we relocate Mr. Esterow's primary business office outside the United States, we will provide him with a market-based expatriate package comparable to executives at the division CEO level pursuant to Company policy, and which, subject to Company policy, will include relocation costs, disposition of current residence, housing allowance, cost of living adjustment, tax equalization and repatriation assistance, as applicable.

  •
  Severance Pay and Benefits

  •
  Separation Agreement and General Release (Messrs. Clarke, Bock and Esterow)

      The Amended and Restated Employment Agreements provide that, in order to receive severance pay and benefits, Messrs. Clarke, Bock and Esterow must execute, deliver and not revoke a separation agreement and general release ("General Release"). The General Release includes a general release of all claims and provisions on non-disparagement; return of company property; cooperation with litigation; and clawback of severance pay and benefits in the event of the executive's material non-compliance with the Travelport Code of Business Conduct & Ethics and his fiduciary obligations.

    •
    Benefits (Messrs. Clarke, Bock and Esterow)

      The Amended and Restated Employment Agreements for Messrs. Clarke, Bock and Esterow provide for the continuation of health and welfare and financial planning benefits and a lump sum payment in lieu of life insurance benefits for the applicable severance period (thirty-six months for Messrs. Clarke and Bock and twenty-four months for Mr. Esterow). In addition, the Amended and Restated Employment Agreements for Messrs. Bock and Esterow provide for a lump sum payment in lieu of the Company's executive car program for the applicable severance period.

    •
    Timing of Severance Pay (Messrs. Bock and Esterow only)

      The Amended and Restated Employment Agreements for Messrs. Bock and Esterow provide that, after their execution, delivery and non-revocation of the General Release referenced above, they will receive their severance pay in three equal lump sum installments, payable as follows: (1) as soon as practicable following the effective date of the General Release; (2) in the pay period closest to 180 days after termination; and (3) in the pay period closest to 365 days after termination.

Item 6.    Exhibits.

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED
Date: August 6, 2009	/s/ MICHAEL E. RESCOE Michael Rescoe Executive Vice President and Chief Financial Officer
Date: August 6, 2009	/s/ SIMON GRAY Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2
Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor(Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1
Amendment No. 1, dated as of June 19, 2009, to the Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, and as further amended and restated on May 23, 2007, among Travelport LLC, Travelport Limited, UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, the lenders party thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on June 19, 2009).
10.2	Amended and Restated Employment Agreement of Jeff Clarke, dated as of August 3, 2009.
10.3	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009.
10.4	Amended and Restated Employment Agreement of Kenneth Esterow, dated as of August 3, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.