Form 10-Q
period 2009-09-13
Travelport LTD
filed 2009-11-13
CIK 1386355

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

        As of November 13, 2009, there were 12,000 shares of the Registrants' common stock, par value $1.00 per share, outstanding.

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

        Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC") on March 12, 2009 and the additional factors listed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 12, 2009, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in $ millions and unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net revenue	$570	$634	$1,715	$2,003

Costs and expenses
Cost of revenue	270	299	834	1,001
Selling, general and administrative	139	170	416	506
Restructuring charges	5	5	18	19
Depreciation and amortization	63	65	187	194
Impairment of goodwill and intangible assets	833	—	833	—
Other expense (income)	—	2	(5)	7

Total costs and expenses, net	1,310	541	2,283	1,727

Operating (loss) income	(740)	93	(568)	276
Interest expense, net	(85)	(84)	(223)	(222)
Gain on early extinguishment of debt	4	11	10	29

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(821)	20	(781)	83
(Provision) benefit for income taxes	78	(10)	64	(33)
Equity in earnings (losses) of investment in Orbitz Worldwide	3	(138)	(153)	(148)

Net loss	(740)	(128)	(870)	(98)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	(2)	—

Net loss attributable to the Company	$(740)	$(128)	$(872)	$(98)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(in $ millions and unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$235	$345
Accounts receivable, net	429	372
Deferred income taxes	8	7
Other current assets	151	178

Total current assets	823	902
Property and equipment, net	457	491
Goodwill	1,291	1,738
Trademarks and tradenames	421	499
Other intangible assets, net	1,219	1,552
Investment in Orbitz Worldwide	66	214
Other non-current assets	192	174

Total assets	$4,469	$5,570

Liabilities and equity
Current liabilities:
Accounts payable	$158	$140
Accrued expenses and other current liabilities	833	764
Current portion of long-term debt	25	19

Total current liabilities	1,016	923
Long-term debt	3,665	3,783
Deferred income taxes	144	238
Other non-current liabilities	228	207

Total liabilities	5,053	5,151

Commitments and contingencies (note 12)
Shareholders' equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,041	1,225
Accumulated deficit	(1,644)	(773)
Accumulated other comprehensive income (loss)	3	(40)

Total shareholders' equity	(600)	412
Equity attributable to non-controlling interest in subsidiaries	16	7

Total equity	(584)	419

Total liabilities and equity	$4,469	$5,570

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in $ millions and unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Operating activities
Net loss	$(870)	$(98)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187	194
Impairment of goodwill and intangible assets	833	—
(Gain) loss on sale of assets	(5)	7
Provision for bad debts	14	6
Equity based compensation	6	—
Gain on early extinguishment of debt	(10)	(29)
Amortization of debt finance costs	12	16
Loss (gain) on interest rate derivative instruments	10	(17)
(Gain) loss on foreign exchange derivative instruments	(14)	1
Equity in losses of investment in Orbitz Worldwide	153	148
FASA liability	(21)	(25)
Deferred income taxes	(103)	(8)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(59)	(100)
Other current assets	(5)	(8)
Accounts payable, accrued expenses and other current liabilities	74	74
Other	(11)	(21)

Net cash provided by operating activities	191	140

Investing activities
Property and equipment additions	(39)	(71)
Proceeds from sale of assets	5	7
Acquisition related payments and other	(2)	—

Net cash used in investing activities	(36)	(64)

Financing activities
Principal repayments	(298)	(165)
Proceeds from new borrowings	144	113
Proceeds from settlement of derivative instruments	87	—
Debt finance costs	(3)	—
Net share settlement for equity-based compensation	(7)	—
Distribution to a parent company	(194)	(60)

Net cash used in financing activities	(271)	(112)

Effect of changes in exchange rates on cash and cash equivalents	6	(5)

Net decrease in cash and cash equivalents	(110)	(41)
Cash and cash equivalents at beginning of period	345	309

Cash and cash equivalents at end of period	$235	$268

Supplemental disclosure of cash flow information
Interest payments	$223	$235
Income tax payments, net	$28	$19

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(in $ millions and unaudited)

	Shareholders' Equity
	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest in Subsidiaries	Total Equity
Balance as of January 1, 2009	$—	$1,225	$(773)	$(40)	$7	$419
Distribution to a parent company	—	(194)	—	—	—	(194)
Capital contribution from a parent company	—	5	—	—	—	5
Equity based compensation, net of repurchases	—	5	—	—	—	5
Acquisition of businesses	—	—	1	—	7	8
Comprehensive income (loss)
Net (loss) income	—	—	(872)	—	2	(870)
Currency translation adjustment, net of tax	—	—	—	43	—	43
Unrealized gain on cash flow hedges, net of tax	—	—	—	20	—	20
Defined benefit plan settlement	—	—	—	4	—	4
Unrecognized actuarial loss on defined benefit plans	—	—	—	(29)	—	(29)
Unrealized gain on equity investment and other, net of tax	—	—	—	5	—	5

Total comprehensive loss						(827)

Balance as of September 30, 2009	$—	$1,041	$(1,644)	$3	$16	$(584)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in $ millions and unaudited)

1. Basis of Presentation

        Travelport Limited (the "Company" or "Travelport") is one of the world's largest travel services companies serving the global travel industry. It operates 20 leading brands, including Galileo and Worldspan global distribution systems ("GDS") and Gullivers Travel Associates ("GTA"), a wholesaler of travel content. The Company has approximately 5,300 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group ("Blackstone") of New York, Technology Crossover Ventures ("TCV") of Palo Alto, California, One Equity Partners ("OEP") of New York and Travelport management.

        These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules and regulations of the US Securities and Exchange Commission ("SEC") for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

        The December 31, 2008 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the Consolidated Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

        Certain prior period amounts within the statement of operations and balance sheet have been reclassified for consistency with the current period presentation. There was no impact on net loss or shareholders' equity.

2. Recently Issued Accounting Pronouncements

The FASB Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification is now the single official source of authoritative, nongovernmental US GAAP. The Codification did not change US GAAP but reorganizes the literature. The Company has adopted the provisions of this statement effective September 30, 2009, as required, and the adoption of this statement did not have an impact on the Consolidated Condensed Financial Statements.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

        In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is assessing the impact of this new guidance, but does not expect a material impact on the Consolidated Condensed Financial Statements.

Amendment to Software Revenue Recognition

        In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is assessing the impact of this new guidance, but does not expect a material impact on the Consolidated Condensed Financial Statements.

Fair Value Measurements and Disclosures

        In August 2009, the FASB issued guidance related to fair value measurements and disclosures. This guidance provides clarification on fair value measurement in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance becomes effective in the fourth quarter of 2009. The Company is assessing implementation of this new guidance, but does not expect a material impact on the Consolidated Condensed Financial Statements.

Subsequent Events

        In May 2009, the FASB issued new accounting guidance related to the accounting and disclosure of subsequent events. This guidance established general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of this guidance effective June 30, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued new guidance related to interim disclosures about the fair value of financial instruments. This guidance made amendments to require an entity to provide disclosures about fair value of financial instruments in the interim financial information. The Company adopted

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

this guidance effective June 30, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

Determining Fair Value under Market Value Decline

        In April 2009, the FASB issued new guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The Company adopted this pronouncement effective June 30, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance establishes enhanced disclosure requirements for derivative instruments and hedging activities. The Company adopted the provisions of this statement on January 1, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

Business Combinations

        In December 2007, the FASB issued new guidance related to the accounting for business combinations and related disclosure. This guidance changed the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. This guidance applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The Company adopted the provisions of this statement on January 1, 2009, as required. There was no material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

Non-controlling Interest in Consolidated Financial Statements

        In December 2007, the FASB issued new guidance related to the accounting for non-controlling interest in consolidated financial statements. This guidance requires non-controlling interests to be separately labeled and classified as part of equity and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This guidance also clarifies the accounting and reporting for deconsolidation of a subsidiary. The Company adopted the provisions of this statement on January 1, 2009, as required. There was no

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

material impact on the Company's Consolidated Condensed Financial Statements resulting from the adoption of this guidance.

3. Restructuring Charges

        During the fourth quarter of 2007, following the acquisition of Worldspan and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. During the three months ended September 30, 2009, the Company has continued to make significant progress on this restructuring program, including further payment of retention and severance related to several administrative functions being relocated from the United States to the United Kingdom. The recognition of the restructuring charges and the corresponding utilization of accrued balances during the nine months ended September 30, 2009 are summarized as follows:

Balance at January 1, 2009	$10
Restructuring charges	18
Cash payments	(16)

Balance at September 30, 2009	$12

        The restructuring charges of $5 million incurred during the three months ended September 30, 2009 included $2 million recorded within the GDS segment. The restructuring charges of $18 million incurred during the nine months ended September 30, 2009 included approximately $6 million and $3 million that have been recorded within the GDS and GTA segments, respectively. The Company expects to incur $2 million of additional restructuring charges for personnel related costs during 2009. Further future charges may be incurred in relation to exiting a number of lease arrangements in the United States as a result of relocations.

        The restructuring charges of $5 million incurred during the three months ended September 30, 2008 included $3 million recorded within the GDS segment. The restructuring charges of $19 million incurred during the nine months ended September 30, 2008 included approximately $12 million and $2 million recorded within the GDS and GTA segments, respectively. Cash payments for restructuring charges were $20 million during the nine months ended September 30, 2008.

4. Other Current Assets

        Other current assets comprise:

	September 30, 2009	December 31, 2008
Upfront inducement payments and supplier deposits	$73	$59
Sales and use tax receivables	44	45
Prepaid expenses	23	21
Other	11	53

	$151	$178

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

5. Impairment of Goodwill and Intangible Assets

        The Company assesses the carrying value of goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment.

        During the three months ended September 30, 2009, the Company observed indicators of potential impairment related to its GTA segment, specifically that the business performance in what historically has been the strongest period for GTA due to peak demand for travel, was less than expected. This resulted in a downward modification to the revenue forecasts for GTA as it was concluded that the recovery in the travel market in which GTA operates will take longer than originally anticipated. As a result, an impairment assessment was performed.

        The impairment test involves two steps: a comparison of the estimated fair value of the reporting unit to the carrying value of net assets and, if the carrying value exceeds the fair value of the net assets, a further assessment is required to analyze the fair value of the goodwill.

        In estimating the fair value of the reporting unit, the Company used the income approach. The income approach, which results in a Level 3 fair value, is based on discounted expected future cash flows from the business. The estimates used in this approach included (a) estimated cash flows based on financial projections for periods from 2010 through 2014 and which were extrapolated to perpetuity for goodwill and trademarks and until 2025 for customer lists, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on weighted average cost of capital ("WACC"), ranging from 13% to 14%.

        As a result of this testing, the Company determined that additional impairment analysis was required as the carrying value exceeded the fair value. The estimated fair value of GTA was allocated to the individual fair value of the assets and liabilities of GTA as if GTA had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

        As a result of this assessment, the Company recorded an impairment charge of $833 million during the three months ended September 30, 2009, of which $491 million related to goodwill, $87 million related to trademarks and trade names and $255 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in the Consolidated Condensed Statements of Operations.

        A tax benefit of $96 million has been recognized in the Consolidated Condensed Statements of Operations as a result of the impairment charge in the period. Accordingly, the non-current deferred income tax liability has been reduced by $96 million. This includes $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and trade names. There was no tax impact arising from the impairment of the goodwill.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

6. Intangible Assets

        The changes in the gross carrying amount of goodwill and intangible assets for the Company between December 31, 2008 and September 30, 2009 were as follows:

	December 31, 2008	Additions	Impairment Charge	Foreign Exchange	September 30, 2009
Non-Amortizable Assets:
Goodwill
GDS	$972	$7	$—	$—	$979
GTA	766	—	(491)	37	312

	$1,738	$7	$(491)	$37	$1,291

Trademarks and tradenames	$499	$—	$(87)	$9	$421

Amortizable Intangible Assets
Customer relationships	$1,796	$—	$(255)	$31	$1,572
Vendor relationships and other	50	1	—	1	52

	$1,846	$1	$(255)	$32	$1,624

        In 2009, the Company made two small acquisitions in the GDS business resulting in goodwill of $7 million. During the three months ended June 30, 2009, the Company identified an additional contractual obligation of $6 million that should have been reflected in the opening balance sheet. As a result, the Company has recorded an adjustment to goodwill and other current liabilities as at December 31, 2008.

        Amortization expense relating to all intangible assets was as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Customer relationships	$34	$36	$101	$106
Vendor relationships and other	1	1	2	2

Total	$35	$37	$103	$108

        Accumulated amortization of customer relationships was $397 million and $287 million at September 30, 2009 and December 31, 2008, respectively. Accumulated amortization of vendor relationships and other was $8 million and $7 million at September 30, 2009 and December 31, 2008, respectively.

        The Company expects amortization expense relating to intangible assets to be approximately $31 million for the remainder of 2009 and $122 million, $117 million, $112 million, $110 million and $107 million for each of the five succeeding fiscal years, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

7. Orbitz Worldwide

        The Company accounts for its investment of approximately 48% in Orbitz Worldwide, Inc. under the equity method of accounting. As of September 30, 2009 and December 31, 2008, the Company's investment in Orbitz Worldwide was $66 million and $214 million, respectively. The Company recorded earnings of $3 million and losses of $(153) million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2009, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Consolidated Condensed Statements of Operations. For the three and nine months ended September 30, 2008, the Company recorded losses of $(138) million and $(148) million, respectively, related to its investment in Orbitz Worldwide within equity in earnings (losses) of investment in Orbitz Worldwide on the Consolidated Condensed Statements of Operations. The fair market value of the Company's investment in Orbitz Worldwide at September 30, 2009 was approximately $246 million.

        Presented below are the summary results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, for Orbitz Worldwide.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Statement of Operations
Net revenue	$187	$240	$563	$690
Operating expenses	165	219	510	655

Operating income	22	21	53	35
Impairment of long-lived assets	—	(297)	(332)	(297)
Interest expense, net	(14)	(16)	(43)	(47)
Gain on extinguishment of debt	—	—	2	—

Income (loss) before income taxes	8	(292)	(320)	(309)
Income tax (provision) benefit	(1)	5	1	2

Net income (loss)	$7	$(287)	$(319)	$(307)

        During the three and nine months ended September 30, 2009, approximately $17 million and $56 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company. During the three and nine months ended September 30, 2008, approximately $27 million and $91 million, respectively, of net revenue was earned by Orbitz Worldwide through transactions with the Company.

        As of September 30, 2009 and December 31, 2008, the Company had balances payable to Orbitz Worldwide of approximately $9 million and $10 million, respectively, related to such transactions, which are included on the Consolidated Condensed Balance Sheet within accrued expenses and other current liabilities.

        The results of Orbitz Worldwide for the nine months ended September 30, 2009 were impacted by the impairment charge recorded by Orbitz Worldwide amounting to $332 million in the three month period ended March 31, 2009. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures resulted in the

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

7. Orbitz Worldwide (Continued)

recognition of the impairment. See the Orbitz Worldwide Quarterly Reports on Form 10-Q for the three month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, as filed with the SEC, for further information. In addition, during the three months ended September 30, 2008, as a result of an impairment assessment of its goodwill, trademarks and tradenames, Orbitz Worldwide concluded that the goodwill, trademarks and tradenames and customer relationships related to its domestic and international subsidiaries were impaired. As a result, Orbitz Worldwide recorded a non-cash impairment charge of $297 million, of which $210 million related to goodwill, $74 million related to trademarks and tradenames and $13 million related to customer relationships.

8. Long-Term Debt

        Long-term debt consisted of:

	Maturity	September 30, 2009	December 31, 2008
Senior Secured Credit Facility
Term loan facility
Dollar-denominated	August 2013	$1,849	$1,713
Euro-denominated	August 2013	511	488
Senior notes
Dollar-denominated floating rate notes	September 2014	143	144
Euro-denominated floating rate notes	September 2014	236	243
9 7/8% Dollar-denominated notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar-denominated notes	September 2016	247	247
10 7/8% Euro-denominated notes	September 2016	207	205
Revolver borrowings	August 2012	—	263
Capital leases and other		54	56

Total debt		3,690	3,802
Less: Current portion		25	19

Long-term debt		$3,665	$3,783

        During the nine months ended September 30, 2009, the Company repurchased approximately $1 million principal amount of its Dollar-denominated notes and approximately $25 million principal amount of its Euro-denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt.

        During the nine months ended September 30, 2009, the Company repaid approximately $8 million of debt under its senior secured credit facility as required under the senior secured credit agreement. The Company also repaid approximately $263 million of debt under its revolving credit facility and approximately $11 million under its capital lease obligations. The Company entered into additional capital lease obligations of approximately $9 million during the nine month period ended September 30, 2009.

        In June 2009, the Company borrowed $150 million principal amount in additional term loans, discounted to $144 million, under its senior secured credit facility. The additional term loans mature on

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

8. Long-Term Debt (Continued)

the same maturity date as the existing term loans, and the Company is required to repay in quarterly installments in aggregate annual amounts equal to 1.00% of the initial principal amount thereof. The additional term loans have an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum interest rate of 3%. The interest rate at September 30, 2009 was 10.5%.

        In addition, the principal amount of Euro-denominated long-term debt increased by approximately $43 million as a result of foreign exchange fluctuations during the nine months ended September 30, 2009. This foreign exchange loss was largely offset through foreign exchange hedge instruments contracted by the Company and the Company's net investment hedging strategies.

        The unrealized impacts of the hedge instruments are recorded within other current assets and accrued expenses and other current liabilities on the Consolidated Condensed Balance Sheet.

        The Company's aggregate revolving credit facility commitment of $300 million is with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The availability under the $300 million revolving credit facility has been reduced by $30 million due to LCPI's status as a defaulting lender. As of September 30, 2009, there were no borrowings outstanding under the Company's revolving credit facility.

        In addition, the Company has a synthetic letter of credit facility of $150 million. As of September 30, 2009, the Company had approximately $138 million of commitments outstanding under the Company's synthetic letter of credit facility, including commitments of approximately $66 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Separation Agreement with Orbitz Worldwide. As of September 30, 2009, this facility has remaining capacity of $12 million.

        The fair value of the Company's total debt amounted to $3,392 million and $1,537 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of the senior notes and senior subordinated notes have been calculated based on quoted prices in active markets for identical debt instruments. The fair value of the amounts outstanding under the term loan facility is based on market observable inputs.

9. Fair Value Disclosures of Derivative Instruments and Hedging Activities

        The Company's financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2—Significant Other Observable Inputs.

        The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

        The Company records all derivatives at fair value either as assets or liabilities. Fair value of derivative instruments is determined using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to the Company's own credit risk and counterparty credit risk. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

9. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

instruments are recognized currently in earnings in the Consolidated Condensed Statements of Operations.

        The Company uses foreign currency forward contracts to manage its exposures to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its non-U.S. subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. These forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

        A portion of the debt used to finance much of the Company's operations is exposed to interest rate fluctuations and foreign currency exchange rates. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage its exposure to changes in foreign currency exchange rates associated with its Euro-denominated debt. The primary interest rate exposure at September 30, 2009 and December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. The Company currently uses interest rate and cross-currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with floating rate debt and Euro-denominated debt were designated as cash flow hedges. As of September 30, 2009, the Company's derivatives cover transactions for periods that do not exceed three years.

        During September 2009, certain interest rate and cross-currency swap contracts treated as hedges to manage the exposure of the Euro-denominated debt matured. To replace these contracts the Company entered into foreign currency forward contracts. These forward contracts are not designated as hedge accounting relationships, however, the fluctuations in the value of these forward contracts recorded within the Statement of Operations largely offset the impact of the changes in the value of the Euro-denominated debt they are intended to economically hedge. The fair value of the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

        In addition, during September 2009, the Company established a net investment hedging strategy involving the use of its Euro-denominated debt as a hedge against certain Euro-denominated net investments, consisting primarily of goodwill and intangibles within the GTA segment. The impact of fluctuations in exchange rates resulting in changes in the carrying amount of the Euro-denominated debt can be matched against the equal but opposite changes in value of the Euro-denominated net investment. As this net investment hedging strategy has been deemed as highly effective under generally accepted accounting principles, the changes in the carry value of the Euro-denominated debt is recorded as a component of other comprehensive income, and thus offsets the impact of the currency translation adjustments of the net investment.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

9. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

        Presented below is a summary of the fair value of the Company's derivative contracts recorded on the balance sheet at fair value.

	Asset			Liability
		Fair Value asset (liability)			Fair Value asset (liability)
	Balance Sheet Location	September 30, 2009	December 31, 2008	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$—	$(12)	Accrued expenses and other current liabilities	$(12)	$(12)
	Other non-current assets	(5)	(22)
Foreign exchange impact of cross currency swaps	Other current assets	—	34	Accrued expenses and other current liabilities	—	(6)
	Other non-current assets	27	45

		$22	$45		$(12)	$(18)

Derivatives not designated as hedging instruments
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(37)	(27)
Foreign exchange forward contracts	Other current assets	6	5	Accrued expenses and other current liabilities	(3)	(18)

Total derivatives not designated as hedging instruments		6	5		(40)	(45)

		$28	$50		$(52)	$(63)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

9. Fair Value Disclosures of Derivative Instruments and Hedging Activities (Continued)

        Presented below is the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income and income during the periods and the impact derivatives not designated as hedges had on income during the periods.

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss		Amount of Gain (Loss) Recognized in Other Comprehensive Loss			Amount of Gain (Loss) Recorded into Income		Amount of Gain (Loss) Recorded into Income
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
					Location of Gain (Loss) Recorded into Income
	2009	2008	2009	2008		2009	2008	2009	2008
Derivatives designated as hedging instruments
Interest rate swaps	$13	$4	$10	$4	Interest expense, net	$5	$(1)	$(10)	$1
Foreign exchange impact of cross currency swaps	33	(112)	36	(33)	Selling, general and administrative	33	(112)	36	(33)
Derivatives not designated as hedging instruments
Interest rate swaps					Interest expense, net	(17)	(11)	(25)	12
Foreign exchange forward contracts					Selling, general and administrative	—	(10)	10	(8)

						$21	$(134)	$11	$(28)

        The total amount of gain or (loss) reclassified into interest expense from accumulated other comprehensive income for the interest rate swaps designated as hedges includes amounts for ineffectiveness of $(3) million and $2 million for the three months ended September 30, 2009 and 2008, respectively, and $(1) million and $3 million for the nine months ended September 30, 2009 and 2008, respectively.

        During the period ended September 30, 2009, certain interest rate and cross-currency swap contracts used to manage the exposure of the Euro-denominated debt matured, resulting in $73 million of cash recorded by the Company. In addition, during the period, the Company received $14 million related to a receivable for a derivative contract which matured during 2008.

10. Equity-based Compensation

        As detailed in the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2009, the Company has several equity-based long-term incentive programs for the purpose of retaining certain key employees. Under these programs, key employees were granted restricted equity units and profit interests in the partnership that owns 100% of the Company.

        In May 2009, the board of directors of the partnership approved the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in the three months ended June 30, 2009, and the remainder will be recognized as granted for accounting purposes over each of the subsequent three years through December 31, 2012. The level of award vesting each year is

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

10. Equity-based Compensation (Continued)

dependent upon continued service and performance measures of the business as established by the board of directors of the partnership in April of each year. The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the partnership that owns 100% of the Company at the time of each grant.

        The activity of all the Company's equity award programs is presented below:

	Restricted Equity Units
	Class A-2
	Number of Shares (in millions)	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	82.1	$2.44
Granted at fair market value	8.2	$1.10
Net share settlement and repurchases	(0.2)	$2.24
Forfeited	(0.1)	$1.96

Balance, September 30, 2009	90.0	$2.32

        The Company recorded non-cash equity compensation expense related to the 2009 Travelport Long-Term Incentive Plan of $3 million and $5 million for the three and nine months ended September 30, 2009, respectively. In addition, the Company recorded less than $1 million and $1 million of non-cash equity compensation expense for the three and nine months ended September 30, 2009, respectively, under previous years programs.

        The Company recorded non-cash equity compensation expense related to the 2008 Supplemental Profit Sharing Plan of less than $1 million for the three and nine months ended September 30, 2008.

11. Comprehensive Income (Loss)

        Other comprehensive income (loss) amounts are recorded directly as an adjustment to shareholders' equity, net of tax, and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(740)	$(128)	$(870)	$(98)
Other comprehensive income (loss)
Currency translation adjustment, net of tax	37	(148)	43	(63)
Unrealized gains on net cashflow hedges, net of tax	6	5	20	(3)
Defined benefit plan settlement	1	—	4	—
Unrecognized actuarial loss on defined benefit plans	(29)	—	(29)	—
Unrealized gain on equity investment and other, net of tax	4	(13)	5	(2)

Comprehensive loss	$(721)	$(284)	$(827)	(166)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

12. Commitments and Contingencies

Company Litigation

        The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes that it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company's results of operations or cash flows in a particular reporting period. There are no new significant claims, legal proceedings or inquiries from those previously reported by the Company in its 2008 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the SEC on March 12, 2009.

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

13. Segment Information

        Management evaluates the performance of the Company based upon net revenue and "Segment EBITDA", which is defined as income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, net, depreciation and amortization, each of which is presented on the Company's Consolidated Condensed Statements of Operations.

        The reportable segments presented below represent the Company's operating segments for which separate financial information is available and which is utilized on a regular basis by its management to

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

13. Segment Information (Continued)

assess financial performance and to allocate resources. The Company's presentation of EBITDA may not be comparable to similarly titled measures used by other companies.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
GDS
Net revenue	$488	$531	$1,514	$1,715
Segment EBITDA(b)	156	143	475	467
GTA
Net revenue	82	103	201	288
Segment EBITDA	(802)	47	(792)	92

Combined Totals
Net revenue	$570	$634	$1,715	$2,003
Segment EBITDA	$(646)	$190	$(317)	$559
Reconciling items for Segment EBITDA:
Corporate and unallocated(a)(b)	(27)	(21)	(54)	(60)
Interest expense, net	(85)	(84)	(223)	(222)
Depreciation and amortization	(63)	(65)	(187)	(194)

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	$(821)	$20	$(781)	$83

(a)
Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as treasury, legal and human resources and other costs that are managed at the corporate level, including company-wide equity compensation and incentive plans and the impact of foreign exchange derivative contracts.

(b)
As of January 1, 2009, certain costs were reclassified from reconciling items to the GDS segment. Similar costs in 2008 have been reclassified from reconciling items to the GDS segment for consistency with the current year presentation.

        Provided below is a reconciliation of segment assets to total assets:

	September 30, 2009	December 31, 2008
GDS	$3,015	$3,019
GTA	1,157	1,907

Total segment assets	4,172	4,926
Reconciling items: corporate and unallocated	297	644

Total	$4,469	$5,570

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

14. Subsequent Events

        In October 2009, the Board of Directors of the Company declared and paid distributions totaling $33 million to its parent company.

        The Company has entered into a definitive agreement pursuant to which it will purchase $50 million of newly-issued common shares of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and PAR Investment Partners to exchange approximately $50 million of Orbitz Worldwide debt for Orbitz Worldwide common shares, Travelport will continue to own approximately 48% of Orbitz Worldwide's outstanding shares. The transactions are expected to close in January 2010 and are subject to shareholder approval in accordance with the New York Stock Exchange rules and other customary closing conditions.

        The Consolidated Condensed Financial Statements have been prepared evaluating all the subsequent events occurring after September 30, 2009 up to November 13, 2009, the date of issuance of these Consolidated Condensed Financial Statements.

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

        The following consolidating condensed financial information presents the Company's Consolidating Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008, Consolidating Condensed Balance Sheets as of September 30, 2009 and December 31, 2008 and Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 for: (a) Travelport Limited ("the Parent Guarantor"); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l ("the Intermediate Parent Guarantor"); (c) Travelport LLC (formerly known as Travelport Inc.) ("the Issuer"); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent Guarantor, the Intermediate Parent Guarantor and the Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$249	$321	$—	$570

Cost and expenses
Cost of revenue	—	—	—	149	121	—	270
Selling, general and administrative	1	—	2	(32)	168	—	139
Restructuring charges	—	—	—	3	2	—	5
Depreciation and amortization	—	—	—	44	19	—	63
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	—	—	—	—

Total costs and expenses, net	1	—	2	164	1,143	—	1,310

Operating (loss) income	(1)	—	(2)	85	(822)	—	(740)
Interest expense, net	—	—	(83)	(2)	—	—	(85)
Gain on early extinguishment of debt	—	—	4	—	—	—	4
Equity in earnings (losses) of subsidiaries	(739)	1	82	—	—	656	—

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(740)	1	1	83	(822)	656	(821)
Provision for income taxes	—	(1)	—	(1)	80	—	78
Equity in earnings of investment in Orbitz Worldwide	—	3	—	—	—	—	3

Net (loss) income	(740)	3	1	82	(742)	656	(740)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	$(740)	$3	$1	$82	$(742)	$656	$(740)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$803	$912	$—	$1,715

Cost and expenses
Cost of revenue	—	—	—	450	384	—	834
Selling, general and administrative	(11)	—	5	(39)	461	—	416
Restructuring charges	—	—	—	13	5	—	18
Depreciation and amortization	—	—	—	133	54	—	187
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses, net	(11)	—	5	552	1,737	—	2,283

Operating (loss) income	11	—	(5)	251	(825)	—	(568)
Interest expense, net	—	—	(216)	(7)	—	—	(223)
Gain on early extinguishment of debt	—	—	10	—	—	—	10
Equity in earnings (losses) of subsidiaries	(883)	33	244	—	—	606	—

(Loss) Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(872)	33	33	244	(825)	606	(781)
Provision for income taxes	—	(2)	—	—	66	—	64
Equity in losses of investment in Orbitz Worldwide	—	(153)	—	—	—	—	(153)

Net (loss) income	(872)	(122)	33	244	(759)	606	(870)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	$(872)	$(122)	$33	$244	$(761)	$606	$(872)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$282	$352	$—	$634

Cost and expenses
Cost of revenue	—	—	—	137	162	—	299
Selling, general and administrative	7	—	(4)	57	110	—	170
Restructuring charges	—	—	—	3	2	—	5
Depreciation and amortization	—	—	—	48	17	—	65
Other expense	—	—	—	1	1	—	2

Total costs and expenses	7	—	(4)	246	292	—	541

Operating (loss) income	(7)	—	4	36	60	—	93
Interest expense, net	—	—	(79)	(5)	—	—	(84)
Gain on early extinguishment of debt	—	—	11	—	—	—	11
Equity in earnings (losses) of subsidiaries	(121)	(11)	53	—	—	79	—

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(128)	(11)	(11)	31	60	79	20
Provision for income taxes	—	—	—	22	(32)	—	(10)
Equity in losses of investment in Orbitz Worldwide	—	(138)	—	—	—	—	(138)

Net (loss) income	(128)	(149)	(11)	53	28	79	(128)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	$(128)	$(149)	$(11)	$53	$28	$79	$(128)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$870	$1,133	$—	$2,003

Cost and expenses
Cost of revenue	—	—	—	473	528	—	1,001
Selling, general and administrative	2	—	—	68	436	—	506
Restructuring charges	—	—	—	12	7	—	19
Depreciation and amortization	—	—	—	136	58	—	194
Other expense	—	—	—	6	1	—	7

Total costs and expenses	2	—	—	695	1,030	—	1,727

Operating (loss) income	(2)	—	—	175	103	—	276
Interest expense, net	—	—	(209)	(13)	—	—	(222)
Gain on early extinguishment of debt	—	—	29	—	—	—	29
Equity in earnings (losses) of subsidiaries	(96)	1	181	—	—	(86)	—

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(98)	1	1	162	103	(86)	83
Provision for income taxes	—	—	—	19	(52)	—	(33)
Equity in losses of investment in Orbitz Worldwide	—	(148)	—	—	—	—	(148)

Net (loss) income	(98)	(147)	1	181	51	(86)	(98)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	$(98)	$(147)	$1	$181	$51	$(86)	$(98)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of September 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$10	$—	$—	$113	$112	$—	$235
Accounts receivable, net	—	—	—	90	339	—	429
Deferred income taxes	—	—	—	—	8	—	8
Other current assets	4	—	1	35	111	—	151

Total current assets	14	—	1	238	570	—	823
Investment in subsidiary/intercompany	(600)	(1,462)	2,180	—	—	(118)	—
Property and equipment, net	—	—	—	325	132	—	457
Goodwill	—	—	—	985	306	—	1,291
Trademarks and tradenames	—	—	—	270	151	—	421
Other intangible assets, net	—	—	—	647	572	—	1,219
Non-current deferred income taxes	—	—	—	—	—	—	—
Investment in Orbitz Worldwide	—	66	—	—	—	—	66
Other non-current assets	5	—	52	81	54	—	192

Total assets	$(581)	$(1,396)	$2,233	$2,546	$1,785	$(118)	$4,469

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$30	$128	$—	$158
Accrued expenses and other current liabilities	3	40	58	97	635	—	833
Current portion of long-term debt	—	—	12	13	—	—	25

Total current liabilities	3	40	70	140	763	—	1,016
Long-term debt	—	—	3,625	40	—	—	3,665
Deferred income taxes	—	—	—	32	112	—	144
Other non-current liabilities	—	—	—	154	74	—	228

Total liabilities	3	40	3,695	366	949	—	5,053
Total shareholders' equity/intercompany	(584)	(1,436)	(1,462)	2,180	820	(118)	(600)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity	(584)	(1,436)	(1,462)	2,180	836	(118)	(584)

Total liabilities and equity	$(581)	$(1,396)	$2,233	$2,546	$1,785	$(118)	$4,469

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$94	$—	$—	$189	$62	$—	$345
Accounts receivable, net	—	—	—	78	294	—	372
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	5	—	36	39	98	—	178

Total current assets	99	—	36	306	461	—	902
Investment in subsidiary/intercompany	321	(1,082)	2,652	—	—	(1,891)	—
Property and equipment, net	—	—	—	407	84	—	491
Goodwill	—	—	—	996	742	—	1,738
Trademarks and tradenames	—	—	—	313	186	—	499
Other intangible assets, net	—	—	—	945	607	—	1,552
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Investment in Orbitz Worldwide	—	214	—	—	—	—	214
Other non-current assets	6	—	56	78	34	—	174

Total assets	$426	$(868)	$2,744	$3,048	$2,111	$(1,891)	$5,570

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$27	$113	$—	$140
Accrued expenses and other current liabilities	14	38	80	131	501	—	764
Current portion of long-term debt	—	—	10	9	—	—	19

Total current liabilities	14	38	90	167	614	—	923
Long-term debt	—	—	3,736	47	—	—	3,783
Deferred income taxes	—	—	—	30	208	—	238
Other non-current liabilities	—	—	—	145	62	—	207

Total liabilities	14	38	3,826	389	884	—	5,151
Total shareholders' equity/intercompany	412	(906)	(1,082)	2,652	1,227	(1,891)	412
Equity attributable to non-controlling interest in subsidiaries	—	—	—	7	—	—	7

Total equity	412	(906)	(1,082)	2,659	1,227	(1,891)	419

Total liabilities and equity	$426	$(868)	$2,744	$3,048	$2,111	$(1,891)	$5,570

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to the Company	$(872)	$(122)	$33	$244	$(759)	$606	$(870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	133	54	—	187
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
(Gain) loss on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	2	12	—	14
Equity-based compensation	—	—	—	6	—	—	6
Gain on early extinguishment of debt	—	—	(10)	—	—	—	(10)
Amortization of debt finance costs	—	—	12	—	—	—	12
Gain on interest rate derivative instruments	—	—	10	—	—	—	10
Gain on foreign exchange derivative instruments	(11)	—	(3)	—	—	—	(14)
Equity in earnings (losses) of investment in Orbitz Worldwide	—	153	—	—	—	—	153
FASA liability	—	—	—	(21)	—	—	(21)
Deferred income taxes	—	—	—	3	(106)	—	(103)
Equity in earnings (losses) of subsidiaries	883	(33)	(244)	—	—	(606)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	(12)	(47)	—	(59)
Other current assets	—	—	—	4	(9)	—	(5)
Accounts payable, accrued expenses and other current liabilities	—	2	(22)	(34)	128	—	74
Other	—	—	3	(9)	(5)	—	(11)

Net cash provided by (used in) operating activities	—	—	(221)	311	101	—	191

Investing activities
Property and equipment additions	—	—	—	(35)	(4)	—	(39)
Proceeds from sale of assets	—	—	—	5	—	—	5
Acquisition related payments and other	—	—	—	(1)	(1)	—	(2)
Net intercompany funding	110	—	280	(338)	(52)	—	—

Net cash provided by (used in) investing activities	110	—	280	(369)	(57)	—	(36)

Financing activities
Principal repayments	—	—	(287)	(11)	—	—	(298)
Proceeds from new borrowings	—	—	144	—	—	—	144
Proceeds from settlement of derivative instruments	—	—	87	—	—	—	87
Debt finance costs	—	—	(3)	—	—	—	(3)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(194)	—	—	—	—	—	(194)

Net cash used in financing activities	(194)	—	(59)	(18)	—	—	(271)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	(84)	—	—	(76)	50	—	(110)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	$10	$—	$—	$113	$112	$—	$235

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(in $ millions and unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008

	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss) attributable to the Company	$(98)	$(147)	$1	$181	$51	$(86)	$(98)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	136	58	—	194
(Gain) loss on sale of assets	—	—	—	7	—	—	7
Provision for bad debts	—	—	—	4	2	—	6
Gain on early extinguishment of debt	—	—	(29)	—	—	—	(29)
Amortization of debt finance costs	2	—	11	3	—	—	16
Gain on interest rate derivative instruments	—	—	(17)	—	—	—	(17)
Gain on foreign exchange derivative instruments	1	—	—	—	—	—	1
Equity in earnings (losses) of investment in Orbitz Worldwide	—	148	—	—	—	—	148
FASA liability	—	—	—	(25)	—	—	(25)
Deferred income taxes	—	—	—	2	(10)	—	(8)
Equity in earnings (losses) of subsidiaries	96	(1)	(181)	—	—	86	—
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	—	—	—	8	(108)	—	(100)
Other current assets	—	—	—	24	(32)	—	(8)
Accounts payable, accrued expenses and other current liabilities	—	—	(23)	(33)	130	—	74
Other	3	—	7	(60)	29	—	(21)

Net cash provided by (used in) operating activities	4	—	(231)	247	120	—	140

Investing activities
Property and equipment additions	—	—	—	(59)	(12)	—	(71)
Proceeds from sale of assets	—	—	—	7	—	—	7
Acquisition related payments and other	—	—	—	4	(4)	—	—
Net Intercompany funding	(49)	—	277	(115)	(113)	—	—

Net cash provided by (used in) investing activities	(49)	—	277	(163)	(129)	—	(64)

Financing activities
Principal repayments	—	—	(159)	(6)	—	—	(165)
Proceeds from new borrowings	—	—	113	—	—	—	113
Distribution to a parent company	(60)	—	—	—	—	—	(60)

Net cash used in financing activities	(60)	—	(46)	(6)	—	—	(112)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents	(105)	—	—	78	(14)	—	(41)
Cash and cash equivalents at beginning of period	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of period	$116	$—	$—	$72	$80	$—	$268

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

Critical Accounting Policies

        In presenting our financial statements in conformity with US GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions we are required to make are related to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our consolidated condensed financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where a fee is paid for a service performed, and, therefore the majority of transactions are based on accounting policies that are not particularly subjective, nor complex.

Global Distribution System Revenue Recognition

        Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDSs. Our GDSs record revenue for air travel reservations processed through the Galileo and Worldspan GDSs at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of any estimated future cancellation reserve and net of anticipated incentives for customers. The cancellation reserve is based on historical cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. The incentive reserve is calculated on a consistent basis and is frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

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

Accounts Receivable

        The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company, or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which we operate, our policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect, relative to local standards, does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivable is performed on a regular basis, generally monthly, by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

        A significant deterioration in our collection experience or in the aging of receivables could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results. If, in addition to our existing allowances, 1% of the gross amount of our trade accounts receivable as of September 30, 2009 and December 31, 2008 were uncollectible through either a change in our estimated contractual adjustment or as bad debt, our operating income for the nine months ended September 30, 2009 and for the year ended December 31, 2008 would have been reduced by approximately $3 million and $4 million, respectively.

Business Combinations and the Recoverability of Goodwill and Trademarks and Tradenames

        A component of the Company's growth strategy has been to acquire and integrate businesses that complement the Company's existing operations. The purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods including present value modelling and referenced market values (where available). Further, the Company makes assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are usually performed by management with the assistance of a third party specialist. The Company believes that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

        The Company reviews the carrying value of goodwill and indefinite-lived intangible assets annually or more frequently if circumstances indicate impairment may have occurred. In performing this review, the Company is required to estimate the fair value of goodwill and other indefinite-lived intangible assets.

        The determination of the fair value requires us to make significant judgments and estimates, including projections of future cash flows from the business. These estimates and required assumptions include estimated revenues and revenue growth rates, operating margins used to calculate projected future cash flows, future economic and market conditions, and the estimated weighted average cost of capital ("WACC"). We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

        The key assumptions applied in our test of the impairment of our goodwill and other indefinite-lived intangible assets for the year ended 2008 were (a) the economic environment will improve over the next three years and reach an average growth level thereafter, (b) cash flows were based on financial projections for periods ranging from 2008 through 2014 and which were extrapolated to perpetuity, (c) terminal values based on terminal growth rates not exceeding 2.5%, and (d) discount rates, based on WACC, ranging from 11% to 15%. The application of these assumptions in our tests did not result in any impairment during 2008.

        During the third quarter of 2009, based on indicators of potential impairment, we tested our goodwill and intangible assets of the GTA business for impairment. The key assumptions applied in the test of impairment of the GTA goodwill and intangible assets were (a) estimated cash flows based on financial projections for periods from 2010 through 2014 and which were extrapolated to perpetuity for goodwill and trademarks and until 2025 for customer lists, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on WACC, ranging from 13% to 14%.

        As a result of the impairment test performed during 2009, the Company concluded that the carrying value of goodwill and intangible assets exceeded the fair value and, as a result, recorded an impairment charge of $833 million, of which $491 related to goodwill, $87 million related to trademarks and $255 million related to definite-lived intangible assets (discussed below). The aggregate carrying value of goodwill and indefinite-lived intangible assets was $1.7 billion and $2.2 billion as of September 30, 2009 and December 31, 2008, respectively.

Impairment of Definite-Lived Intangible Assets

        The Company reviews the carrying value of these assets if indicators of impairment are present, and determines whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, the Company is required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods.

        As a result of an impairment test performed during the third quarter of 2009, the Company concluded that the carrying value of its definite-lived intangible assets exceeded the fair value and, as a result, recorded an impairment charge of $255 million related to the GTA definite-lived intangible assets. This reduced the carrying value of the GTA definite-lived intangible assets to approximately $340 million at September 30, 2009.

Valuation of Equity Method Investments

        We review our investment in Orbitz Worldwide for impairment each quarter. This analysis is focused on the market value of Orbitz Worldwide shares as compared to our recorded book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. We may be required in the future to record a charge to earnings if our investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact our results.

Upfront Inducement Payments

        The Company pays inducements to traditional and online travel agencies for their usage of the Galileo and Worldspan GDSs. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Galileo or Worldspan GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, the Company estimates the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of September 30, 2009 and December 31, 2008, the Company recorded upfront inducement payments of $121 million and $103 million, respectively, which are included on the Consolidated Condensed Balance Sheet.

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

        Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of our banking counterparty (if derivative is an asset) or of the Company itself (if derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustments applied to the Company's derivative position was less than $1 million and approximately $21 million as of September 30, 2009 and December 31, 2008, respectively.

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Substantially all the forward contracts that we utilize do not qualify for hedge accounting treatment under US GAAP. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at September 30, 2009 and December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

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

        The Company operates in numerous countries where its income tax returns are subject to audit and adjustment by local tax authorities. As the Company operates globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. The Company re-evaluates uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Factors Impacting Our Results of Operations

Restructuring

        Since the acquisition of the Company in August 2006 and the subsequent acquisition of Worldspan in August 2007, a number of actions have been taken to enhance organizational efficiency and consolidate and rationalize existing processes. These actions include the migration of the Galileo data center, formerly located in Denver, Colorado, with the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan, including accounting, sales and marketing and human resources functions; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions within the Company, reduced technology costs associated with renegotiated vendor contracts, and to a lesser extent, cost savings and synergies resulting from a reduction in the amount of office rental space required and related utilities, maintenance and other facility operating costs. As a result, our results of operations have been significantly impacted by these actions.

        We realized cost savings and synergies of $113 million and $55 million for the nine months ended September 30, 2009 and 2008, respectively. The cost savings associated with headcount reductions, which represents the majority of these amounts, have been determined based on the historical cost associated with the eliminated positions and the cost savings associated with renegotiated contracts represent the difference between the historical cost and the current cost.

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

Foreign Exchange Movements

        We transact our business primarily in US dollars. While the majority of revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, British pound, Euro, Australian dollar and Japanese yen). Consequently, our operating results are impacted to a certain extent by movements in the underlying exchange rates between these currencies.

Results of Operations

        Management uses EBITDA (defined as income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, net, depreciation and amortization) to measure underlying performance. EBITDA is not a recognized term under US GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company's presentation of EBITDA has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of the Company's results as reported under US GAAP. Management compensates for the limitations of using non-US GAAP financial measures by using them to supplement US GAAP results to provide a more complete understanding of the factors and trends affecting the business.

        As not all companies use identical calculations, the Company's presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

        The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and unallocated expenses.

        Our results on a segment basis for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 are as follows:

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

					Reconciling Items
	GDS segment		GTA segment		Corporate and unallocated expenses*		Consolidated
	Three months Ended September 30,		Three months Ended September 30,		Three months Ended September 30,		Three months Ended September 30,
	2009	2008(a)	2009	2008	2009	2008(a)	2009	2008
Net Revenue	$488	$531	$82	$103	$—	$—	$570	$634
Cost and Expenses
Cost of revenue	260	283	10	16	—	—	270	299
Selling, general and administration	70	100	41	40	28	30	139	170
Restructuring charges	2	3	—	—	3	2	5	5
Impairment of goodwill and intangible assets	—	—	833	—	—	—	833	—
Other expense	—	2	—	—	—	—	—	2
Gain on early extinguishment of debt	—	—	—	—	(4)	(11)	(4)	(11)

EBITDA	156	143	(802)	47	(27)	(21)	(673)	169
Depreciation and amortization							(63)	(65)
Interest expense, net							(85)	(84)

(Loss) income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide							(821)	20
(Provision) benefit for income taxes							78	(10)
Equity in earnings (losses) of investment in Orbitz Worldwide							3	(138)

Net loss							$(740)	$(128)

*
included for reconciliation purposes only

(a)
As of January 1, 2009, certain costs were reclassified from the reconciling items to the GDS segment. Similar costs associated with these operations in 2008 have been reclassified from the reconciling items to the GDS segment for consistency with the current year presentation.

Consolidated Results

        The net revenue decrease of $64 million (10%) consists of a $43 million (8%) decline in our GDS segment and a $21 million (20%) decline in our GTA segment. The decline is net revenue is primarily due to reduced global demand which has resulted in volume declines in both our segments, as described in more detail in the segment analysis below.

        The cost of revenue decrease of $29 million (10%) consists of a $23 million (8%) decline in our GDS segment and a $6 million (38%) decline in our GTA segment. The decline in cost of revenue is primarily the result of the decline in transaction volume and realization of synergies following the Worldspan acquisition, as described in more detail in the segment analysis below.

        The SG&A decrease of $31 million (18%) is primarily due to a $30 million decline in our GDS segment expenses as detailed in the GDS segment analysis below and a $2 million decline in our corporate costs and expenses not allocated to the segments, as detailed below.

	Three Months Ended September 30,
	2009	2008
Corporate administrative expenses	$15	$17
Transaction and integration costs	2	3
Equity compensation	4	2
Sponsor monitoring	3	2
Other, including loss on foreign currency derivatives	4	6

	$28	$30

Interest Expense, Net

        Interest expense, net increased by $1 million (1%) with relatively minor fluctuations in interest rates, debt balances and the impact of derivative contracts of derivative instruments for the three months ended September 30, 2009 as compared to 2008.

(Provision) Benefit for Income Taxes

        Our effective tax rate is likely to vary materially both from the statutory tax rate and from period to period. While within a period there may be discrete items that impact our effective tax rate, the following items consistently have an impact: (a) we are subject to income tax in numerous non-U.S. jurisdictions with varying tax rates (b) our GDS business earnings outside of the US are taxed at an effective rate that is lower than the US rate and at a relatively consistent level of charge, (c) the location of our debt in countries with no or low rates of federal tax implies limited deductions for interest, and (d) a valuation allowance is established against the losses generated in the United States due to the historical losses in that jurisdiction.

        For the three months ended September 30, 2009 a tax benefit of $96 million has been recognized in the Consolidated Condensed Statements of Operations as a result of the impairment charge in the period. Accordingly, the non-current deferred income tax liability has been reduced by $96 million. This includes $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and trade names. There was no tax impact arising from the impairment of the goodwill.

GDS Segment

Net Revenue

Net revenue is comprised of:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Distribution revenue	$432	$471	$(39)	(8)
IT Services and Software revenue	56	60	(4)	(7)

Net revenue	$488	$531	$43	(8)

Distribution revenue by region is comprised of:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Americas	$186	$191	$(5)	(3)
EMEA	179	215	(36)	(17)
Asia Pacific	67	65	2	3

Distribution revenue	$432	$471	$(39)	(8)

        GDS net revenue decreased $43 million (8%) as a result of a $39 million decrease in distribution revenue and a $4 million decrease in IT Services and Software revenue. The distribution revenue reduction is primarily due to a $31 million decrease in booking fees as a result of a 5% decline in segments and an $8 million (30%) decrease in ancillary revenue. Americas distribution revenue decreased $5 million (3%) due to a 0.5% decline in segments, a 0.5% decrease in yield and a 2% decline in ancillary revenue. EMEA distribution revenue decreased by $36 million (17%) due to a 13% decline in segments, a 2% decrease in yield and a 2% decline in ancillary revenue. Asia Pacific distribution revenue increased $2 million (3%) due to a 3% increase in yield. IT services and software revenue decreased $4 million due to a decrease in fares, pricing and hosting revenues.

        Our GDS business has continued to experience reduced global demand, as reflected in the reduction in segments, which is attributable to the current global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity, although the 5% reduction in volumes in this quarter compares to a 15% decrease in the quarter ended June 30, 2009 and a 16% decrease in the quarter ended March 31, 2009.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended September 30,		Change
	2009	2008	$	%
Telecommunication and technology costs	$66	$72	$(6)	(8)
Support payments and commissions	194	211	(17)	(8)

Cost of revenue	$260	$283	$(23)	(8)

        GDS cost of revenue decreased by $23 million (8%) as a result of a $6 million (8%) decrease in telecommunication and technology costs and a $17 million (8%) decrease in support payments and commissions. The 8% decrease in support payments and commissions is primarily attributable to our worldwide decline in volumes. The decrease in telecommunication and technology costs reflects the synergies realized following the Worldspan acquisition, including the migration of our data center. The synergies have contributed to a reduction in telecommunication and technology costs of approximately $21 million in 2009 compared to approximately $11 million in 2008.

Selling, General and Administrative Expenses (SG&A)

        GDS SG&A decreased $30 million (30%) primarily as a result of (i) a $12 million reduction in transaction and integration costs which decreased from $16 million in 2008 to $4 million in 2009, (ii) an $8 million reduction as a result of foreign exchange, (iii) a $3 million reduction in travel expenses and (iv) $3 million of incremental synergies realized during 2009 as a result of the Worldspan acquisition. The synergies have contributed to a reduction in costs of approximately $16 million in 2009 compared to $13 million in 2008.

GTA Segment

Net Revenue

        GTA net revenue decreased $21 million (20%) for the three month period ended September 30, 2009. Global Total Transaction Value ("TTV") declined 12% in the quarter primarily due to 11% fewer room nights. Net revenue declined 20% in the quarter due to the reduction in TTV, a 4% decrease due to unfavorable exchange rate movements and a reduction in our average daily rates achieved.

Cost of Revenue

        GTA cost of revenue decreased $6 million (38%), due to a $3 million decrease as a result of a decrease in transactions where we take inventory risk and a $3 million decrease due to cost reduction actions.

Selling, General and Administrative Expenses (SG&A)

        GTA SG&A increased by $1 million primarily as a result of the impact of exchange rate movements of $4 million and an increase of bad debt expense of $2 million, largely offset by a $5 million decrease in other general and administrative costs as a result of cost reduction actions.

Impairment of Goodwill and Intangible Assets

        As a result of prolonged difficult economic conditions in which our GTA segment operates, the earnings of the GTA segment were less than expected during the three months ended September 30, 2009. While demand for the travel services that GTA provides was soft during the six month period ended June 30, 2009, the earnings weakened further during the current period. This period has historically been the strongest for GTA, when demand for travel is at its peak. As a result, we believe the travel market in which GTA operates will take longer than originally anticipated to recover and, therefore, the earnings of GTA will take longer to recover to those consistent with levels prior to the downturn in the market. We believed these circumstances indicated that the carrying value of GTA goodwill and intangible assets may have been impaired and, therefore, in connection with the preparation of the financial statements for the period ended September 30, 2009, the Company performed an impairment test.

        As a result of this testing, we concluded that the goodwill, trademarks and trade names and customer relationships related to the GTA segment were impaired. Accordingly, we recorded an impairment charge of $833 million during the three months ended September 30, 2009, of which $491 million related to goodwill, $87 million related to trademarks and trade names and $255 million related to customer relationships.

        Our results on a segment basis for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 are as follows:

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

					Reconciling Items
	GDS segment		GTA segment		Corporate and unallocated expenses*		Consolidated
	Nine months Ended September 30,		Nine months Ended September 30,		Nine months Ended September 30,		Nine months Ended September 30,
	2009	2008(a)	2009	2008	2009	2008(a)	2009	2008
Net Revenue	$1,514	$1,715	$201	$288	$—	$—	$1,715	$2,003
Cost and Expenses
Cost of revenue	802	948	32	53	—	—	834	1,001
Selling, general and administration	233	281	125	141	58	84	416	506
Restructuring charges	6	12	3	2	9	5	18	19
Impairment of goodwill and intangible assets	—	—	833	—	—	—	833	—
Other expense (income)	(2)	7	—	—	(3)	—	(5)	7
Gain on early extinguishment of debt	—	—	—	—	(10)	(29)	(10)	(29)

EBITDA	475	467	(792)	92	(54)	(60)	(371)	499
Depreciation and amortization							(187)	(194)
Interest expense, net							(223)	(222)

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide							(781)	83
(Provision) benefit for income taxes							64	(33)
Equity in losses of investment in Orbitz Worldwide							(153)	(148)

Net loss							$(870)	$(98)

*
included for reconciliation purposes only

(a)
As of January 1, 2009, certain costs were reclassified from the reconciling items to the GDS segment. Similar costs in 2008 have been reclassified from reconciling items to the GDS segment for consistency with the current year presentation.

Consolidated Results

        The net revenue decrease of $288 million (14%) consists of a $201 million (12%) decline in our GDS segment and a $87 million (30%) decline in our GTA segment. The decline is net revenue is primarily due to reduced global demand which has resulted in volume declines in both our segments, as described in more detail in the segment analysis below.

        The cost of revenue decrease of $167 million (17%) consists of a $146 million (15%) decline in our GDS segment and a $21 million (40%) decline in our GTA segment. The decline in cost of revenue is primarily the result of the decline in transaction volume and realization of synergies following the Worldspan acquisition, as described in more detail in the segment analysis below.

        The SG&A decrease of $90 million (18%) is primarily due to a $48 million (17%) decline in our GDS segment expenses, a $16 million (11%) decline in our GTA segment expenses, each as described in the segment analysis below, and a $26 million (31%) decline in our corporate costs and expenses not allocated to the segments as detailed below.

	Nine Months Ended September 30,
	2009	2008
Corporate administrative expenses	$45	$56
Transaction and integration costs	6	17
Equity compensation	7	2
Sponsor monitoring	7	5
Other, including gain (loss) on foreign currency derivatives	(7)	4

	$58	$84

Interest Expense, Net

        Interest expense, net increased by $1 million (1%) primarily due to a $24 million increase as a result of our interest rate swap contracts, for which we recorded gains in 2008 of $10 million and losses of $14 million in 2009. This increase was largely offset by (i) a $13 million reduction due to lower interest rates on our term loan facility and (ii) a $10 million reduction in interest expense due to a lower debt balance.

(Provision) Benefit for Income Taxes

        Our effective tax rate is likely to vary materially both from the statutory tax rate and from period to period. While within a period there may be discrete items that impact our effective tax rate, the following items consistently have an impact: (a) we are subject to income tax in numerous non-U.S. jurisdictions with varying tax rates, (b) our GDS business earnings outside of the US are taxed at an effective rate that is lower than the US rate and at a relatively consistent level of charge, (c) the location of our debt in countries with no or low rates of federal tax implies limited deductions for interest, and (d) a valuation allowance is established against the losses generated in the United States due to the historical losses in that jurisdiction.

        For the nine months ended September 30, 2009, a tax benefit of $96 million has been recognized in the Consolidated Condensed Statements of Operations as a result of the impairment charge in the period. Accordingly, the non-current deferred income tax liability has been reduced by $96 million. This includes $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and trade names. There was no tax impact arising from the impairment of the goodwill.

GDS Segment

Net Revenue

Net revenue is comprised of:

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Distribution revenue	$1,347	$1,532	$(185)	(12)
IT Services and Software revenue	167	183	(16)	(9)

Net revenue	$1,514	$1,715	$(201)	(12)

Distribution revenue by region is comprised of:

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Americas	$560	$607	$(47)	(8)
EMEA	591	712	(121)	(17)
Asia Pacific	196	213	(17)	(8)

Distribution revenue	$1,347	$1,532	$(185)	(12)

        GDS net revenue decreased $201 million (12%) as a result of a $185 million decrease in distribution revenue and a $16 million decrease in IT services and software revenue. The distribution revenue reduction is due to a $162 million decrease in booking fees as a result of a 13% decrease in segments and a $23 million (28%) decrease in ancillary revenue. Americas distribution revenue decreased by $47 million (8%) due to a 10% decline in segments, partially offset by a 3% increase in yield. EMEA distribution revenue decreased by $121 million (17%) due to a 17% decline in segments, partially offset by a 1% increase in yield. Asia Pacific distribution revenue decreased by $17 million (8%) due to a 10% decline in segments, partially offset by a 3% increase in yield. IT services and software revenue decreased $16 million due to lower fares, pricing and hosting revenues.

        Our GDS business has continued to experience reduced global demand, as reflected in the reduction in segments, which is attributable to the current global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity.

Cost of Revenue

Cost of revenue is comprised of:

	Nine Months Ended September 30,		Change
	2009	2008	$	%
Telecommunication and technology costs	$213	$265	$(52)	(20)
Support payments and commissions	589	683	(94)	(14)

Cost of revenue	$802	$948	$(146)	(15)

        GDS cost of revenue decreased by $146 million (15%) as a result of a $52 million (20%) decrease in telecommunication and technology costs and a $94 million (14%) decrease in support payments and commissions. The 14% decrease in support payments and commissions is primarily attributable to our worldwide decline in volumes. The decrease in telecommunication and technology costs reflects the synergies realized following the Worldspan acquisition, including the migration of our data center, as well as declines in transaction volume. The synergies have contributed to a reduction in telecommunication and technology costs of approximately $59 million in 2009 compared to approximately $19 million in 2008.

Selling, General and Administrative Expenses (SG&A)

        GDS SG&A decreased $48 million (17%) primarily as a result of a $32 million reduction in transaction and integration costs incurred during 2008 related to the Worldspan acquisition, including the costs incurred to complete of the migration of our Denver data center to our technology and data center in Atlanta during the period ended September 30, 2008. During 2009, we incurred approximately $14 million in transaction and integration costs primarily related to the Worldspan acquisition and costs associated with our decision to relocate certain administrative functions from the United States to the United Kingdom. As a result of the data center migration, and other synergy actions undertaken associated with the integration of Worldspan, we realized $17 million of incremental synergies and cost savings during 2009. The synergies have contributed to a reduction in costs of approximately $46 million in 2009 compared to $29 million in 2008.

Other Income (Expense)

        Other income in the nine months ended September 30, 2009 comprises a $2 million gain on the sale of marketable securities. During the corresponding period in 2008, we incurred a $7 million net loss on asset disposals.

GTA Segment

Net Revenue

        GTA net revenue decreased $87 million (30%) in the nine months ended September 30, 2009. Global Total Transaction Value ("TTV") declined 22% primarily due to 15% fewer room nights. Net revenue declined 30% due to the reduction in TTV, a 7% decrease due to unfavorable exchange rate movements and a reduction in our average daily rates achieved.

Cost of Revenue

        GTA cost of revenue decreased $21 million (40%) due to a $15 million decrease as a result of a decrease in transactions where we take inventory risk and a $6 million decrease as a result of cost reduction actions.

Selling, General and Administrative Expenses (SG&A)

        GTA SG&A decreased $16 million (11%) primarily due to $16 million of cost reduction actions, a $10 million favorable impact of foreign exchange movements, partially offset by increased bad debt expense of $10 million due to delinquencies experienced in the nine months ended September 30, 2009.

Impairment of Goodwill and Intangible Assets

        As a result of prolonged difficult economic conditions in which our GTA segment operates, the earnings of the GTA segment were less than expected during the three months ended September 30, 2009. While demand for the travel services that GTA provides was soft during the six month period ended June 30, 2009, the earnings weakened further during the current period. This period has historically been the strongest for GTA, when demand for travel is at its peak. As a result, we believe the travel market in which GTA operates will take longer than originally anticipated to recover and, therefore, the earnings of GTA will take longer to recover to levels consistent with those prior to the downturn in the market. We believed these circumstances indicated that the carrying value of GTA goodwill and intangible assets may have been impaired and, therefore, in connection with the preparation of the financial statements for the period ended September 30, 2009, the Company performed an impairment test.

        As a result of this testing, we concluded that the goodwill, trademarks and trade names and customer relationships related to the GTA business were impaired. Accordingly, we recorded an impairment charge of $833 million during the three months ended September 30, 2009, of which $491 million related to goodwill, $87 million related to trademarks and trade names and $255 million related to customer relationships.

Liquidity and Capital Resources

        Our principal source of liquidity over the course of the year is cash flow generated from operations. We maintain an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of September 30, 2009, our financing needs were supported by $270 million of available capacity under our revolving credit facility and $12 million of capacity under our synthetic letter of credit facility. The principal uses of cash are to fund planned operating expenditures, capital expenditures, including investments in products and technology offerings, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As a result of the cash on our balance sheet and our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for the foreseeable future.

Cash Flows

        At September 30, 2009, we had $235 million of cash and cash equivalents, a decrease of $110 million as compared to December 31, 2008. The following table summarizes the decrease:

	Nine Months Ended September 30,		Change
	2009	2008	$
Cash provided by (used in):
Operating activities	$191	$140	$51
Investing activities	(36)	(64)	28
Financing activities	(271)	(112)	(159)
Effects of exchange rate changes	6	(5)	11

Net change in cash and cash equivalents	$(110)	$(41)	$(69)

        Operating Activities.    For the nine months ended September 30, 2009, cash provided by operations was $191 million as compared to cash provided by operations of $140 million for the nine months ended September 30, 2008. This is mainly due to $11 million lower operating income (after including the impact of the impairment) offset by a $44 million improvement in working capital compared to the same period last year. There was $10 million of cash inflow from working capital in the nine months ended September 30, 2009 compared to $34 million cash outflow from working capital in the nine months ended September 30, 2008 primarily due to the timing of receivable collections.

        Investing Activities.    The use of cash from investing activities for the nine months ended September 30, 2009 was driven by $39 million of capital expenditures and $2 million of acquisition related payments less $5 million of proceeds from asset sales. The use of cash from investing activities for the nine months ended September 30, 2008 was driven by $71 million of capital expenditures less $7 million of proceeds from asset sales.

        Financing Activities.    The use of cash in financing activities for the nine months ended September 30, 2009 was $271 million due to $298 million of principal repayments on borrowings, $194 million in cash distributions to our parent company, $7 million of payments for a net share settlement for participants of our long-term equity plan and $3 million used for debt finance costs, partially offset by $144 million received from the issuance of additional term loans and $87 million received related to terminated derivative instruments. The principal repayments on borrowings is comprised of $263 million of payments of amounts outstanding under the revolving credit facility, $8 million of mandatory term loan payments, $11 million of capital lease payments and $26 million of debt repurchases. The debt repurchases resulted in a $10 million gain. The use of cash from financing activities for the nine months ended September 30, 2008 was due to $159 million in cash used to repurchase debt, $60 million in cash distributions to our parent company and $6 million of capital lease payments, partially offset by $113 million of borrowings under our revolving credit facility.

Debt and Financing Arrangements

        During the nine months ended September 30, 2009, we repurchased approximately $1 million principal amount of our Dollar-denominated notes and approximately $25 million principal amount of our Euro-denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt.

        During 2009, we repaid approximately $8 million of debt under our senior secured credit facility as required under the senior secured credit agreement, $263 million of debt under our revolving credit facility, and approximately $11 million under our capital lease obligations. We entered into additional capital lease obligations of approximately $9 million during the nine months ended September 30, 2009.

        During the nine months ended September 30, 2009, we borrowed $150 million in additional Dollar-denominated term loans, discounted to $144 million. The additional term loans mature on the same maturity date as our existing term loans, and we are required to repay the additional term loans in quarterly installments in aggregate annual amounts equal to 1.00% of the initial principal amount. The additional term loans have an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum of 3%.

        The principal amount outstanding under our Euro-denominated long-term debt increased by approximately $43 million due to exchange rate fluctuations during the nine months ended September 30, 2009. This foreign exchange loss was largely offset through foreign exchange hedge instruments contracted by us and our net investment hedging strategies.

        We have an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. The availability under our $300 million revolving credit facility has been reduced by $30 million due to LCPI's status as a defaulting lender. As of September 30, 2009, there were no borrowings outstanding under the revolving credit facility.

        In addition, we have a $150 million synthetic letter of credit facility. As of September 30, 2009, we had approximately $138 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $66 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of September 30, 2009, this facility has remaining capacity of $12 million.

        As of September 30, 2009, we were in compliance with all restrictive and financial covenants related to our long-term debt.

Foreign Currency Risk

        We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. These foreign currency forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

        We use cross-currency swaps and foreign currency forward contracts as derivative instruments to manage the exposure to changes in foreign currency exchange rates associated with our Euro-denominated debt. We also use a net investment hedging strategy where the change in our Euro-denominated debt is largely offset by the change in our Euro-denominated net investments, consisting primarily of goodwill and intangible assets.

Interest Rate Risk

        A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure at September 30, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We use interest rate and cross-currency swaps to hedge this exposure. Several derivatives used to manage the risk associated with our floating rate debt are designated as cash flow hedges.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used September 30, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 12, 2009.

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

    Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2009. Based on the evaluation performed, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

TRAVELPORT LIMITED
Date: November 13, 2009	By:	/s/ PHILIP EMERY Philip Emery Executive Vice President and Chief Financial Officer
Date: November 13, 2009	By:	/s/ SIMON GRAY Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2
Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1
Amended and Restated Employment Agreement of Jeff Clarke, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.2
Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.3
Amended and Restated Employment Agreement of Kenneth Esterow, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.4
Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.5
Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).
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