Form 10-K
period 2009-12-31
Travelport LTD
filed 2010-03-17
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-141714

Travelport Limited
(Exact name of registrant as specified in its charter)

Bermuda	98-0505100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
405 Lexington Avenue
New York, NY 10174
(Address of principal executive offices, including zip code)

(212) 915-9150
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 17, 2010, 12,000 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

DOCUMENTS INCORPORATED BY REFERENCE
None

Item	Description	Page

PART I
Item 1	Business	2
Item 1A	Risk Factors	16
Item 1B	Unresolved Staff Comments	32
Item 2	Properties	32
Item 3	Legal Proceedings	33
Item 4	Removed and Reserved	33

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6	Selected Financial Data	34
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A	Quantitative and Qualitative Disclosure about Market Risks	65
Item 8	Financial Statements and Supplementary Data	65
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A	Controls and Procedures	66
Item 9B	Other Information	66

PART III
Item 10	Directors, Executive Officers and Corporate Governance	67
Item 11	Executive Compensation	71
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13	Certain Relationships and Related Transactions and Director Independence	84
Item 14	Principal Accountant Fees and Services	87

PART IV
Item 15	Exhibits and Financial Statement Schedules	88
	Signatures	89
EX-10.15
EX-10.17
EX-10.32
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-12
EX-21
EX-31.1
EX-31.2
EX-32
EX-99

i

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10-K to “the Company”, “Travelport”, “we”, “our” or “us” means Travelport Limited, a Bermuda company, and its subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	the impact that our outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

•	pricing, regulatory and other trends in the travel industry;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned “Risk Factors”, as well as any other cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I

ITEM 1.  BUSINESS

Overview

Travelport is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry, an industry that generated approximately $2.5 trillion in revenue in 2009. We believe Travelport is one of the most diversified of such companies in the world, both geographically and in the scope of the services it provides.

The Company is comprised of two businesses:

•	The Global Distribution Systems (“GDS”) business consists of the Travelport GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to more than 950 travel suppliers and approximately 60,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2009, approximately 148 million tickets were issued through our GDS business, with approximately four billion fares available at any one time. Our GDS business executed an average of 75 million searches and processed up to 1.6 billion travel-related messages per day in 2009.

Within our GDS business, our Airline Information Technology (“IT”) Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for United Air Lines, Inc. (“United”) and the combined Delta/Northwest (“Delta”) airline, as well as eight other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services, directly and indirectly, to 235 airlines and airline ground handlers globally. We estimate our IT services were used in the handling of up to 560 million boarded airline passengers in 2009.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory in over 130 countries, through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels. GTA has an inventory of approximately 24,000 hotels worldwide, the substantial majority of which are independent of major hotel chains, and over 56 million hotel rooms on an annual basis.

Company History

Galileo, the cornerstone of the Travelport GDS business, began as the United Airlines Apollo computerized reservation system in 1971 in the United States. In 1997, Galileo International became a publicly listed company on the New York and Chicago Stock Exchanges. In October 2001, Galileo was acquired by Cendant Corporation (“Cendant”), now known as Avis Budget Group, Inc. As part of Cendant from 2001 to 2006, we completed a series of acquisitions, including Orbitz, Inc. in November 2004 and Gullivers Travel Associates (which forms the base of our GTA business) in April 2005.

Travelport Limited was formed on July 13, 2006 to acquire the travel distribution services businesses of Cendant (the “Acquisition”). On August 23, 2006, the Acquisition was completed, and Travelport was acquired by affiliates of The Blackstone Group (“Blackstone”), affiliates of Technology Crossover Ventures (“TCV”) and certain existing and former members of Travelport’s management. One Equity Partners (“OEP”) acquired an economic interest in Travelport in December 2006. On July 25, 2007, Orbitz Worldwide, Inc. (“Orbitz Worldwide”) completed an initial public offering of common stock on the New York Stock Exchange. On

January 26, 2010, we purchased $50 million of newly issued shares of common stock of Orbitz Worldwide pursuant to an agreement with Orbitz Worldwide. After this investment, and a simultaneous exchange between Orbitz Worldwide and PAR Investment Partners of approximately $49.68 million of Orbitz Worldwide debt for shares of common stock of Orbitz Worldwide, we continue to own approximately 48% of Orbitz Worldwide’s outstanding equity. On August 21, 2007, we completed the acquisition of Worldspan Technologies, Inc. (“Worldspan”) for $1.3 billion (the “Worldspan Acquisition”). Worldspan operated as an independent GDS based in the United States before becoming part of the Travelport GDS business in August 2007. The Worldspan GDS resulted from the combination of Delta’s system and TWA’s and Northwest’s system in the early 1990s.

We continually explore, prepare for and evaluate possible transactions, including acquisitions, divestitures, joint ventures and other agreements, to ensure we have the most efficient and effective capital structure and/or to maximize the value of the enterprise. No assurance can be given with respect to the timing, likelihood or effect of any possible transactions.

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

Company Information

Our principal executive office is located at 405 Lexington Avenue, New York, New York 10174 (telephone number: (212) 915-9150). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “Commission”). Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports) and other information can be accessed on our website at www.travelport.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Code of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and Code of Conduct and Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

The GDS Business

We are the only global GDS provider that has a strong and balanced position in each of the four major world travel regions: the Americas, Europe, Middle East and Africa (“MEA”) and Asia-Pacific (“APAC”), as measured by GDS-processed air segments booked for the year ended December 31, 2009. In 2009, our GDS business processed more than 295 million air segments, approximately 23 million hotel bookings, approximately 17 million car rental bookings and approximately 2 million rail bookings. In the year ended December 31, 2009, we captured approximately 29% of the global share of GDS-processed air segments, with a uniquely balanced split across regions, with 46% of Travelport GDS-processed air segments in the Americas, 26% in Europe, 12% in MEA and 17% in APAC. In 2009, approximately 148 million tickets were issued through our GDS business, with four billion stored fares normally available at any one time. Our GDS business executed an average of 75 million searches and processed up to 1.6 billion travel-related messages per day in 2009.

Our GDS business provides a core distribution vehicle and transaction processing services for travel suppliers to facilitate efficient distribution of travel inventory to travel agencies and ultimately to end customers globally. Our GDS and Airline IT Solutions businesses provide merchandising and booking-related services, payment solutions, hosting, IT services and business intelligence to travel suppliers in exchange for travel-related content. Our GDS then distributes this content, including pricing, availability, reservations, ticketing and payment, to both online and traditional travel agencies. Travel agencies are given the ability to shop and book across thousands of suppliers in real time, handle payment processing and other fulfillment services on behalf of clients and suppliers, perform customer service functions, such as changes, cancellations and re-issues, and efficiently manage activity through direct data feeds from the GDS to the agency mid- and back-office systems. We typically earn a fee from travel suppliers for each segment booked, cancelled or changed. In connection with these bookings, we pay commissions or provide other financial incentives to travel agencies to encourage greater use of our GDS. Travel agencies then distribute the travel inventory to end customers.

We are uniquely balanced across the four major travel regions, which allows us to be well positioned to take advantage of market-driven growth in each major travel region and emerging markets in particular, where the number of air passengers boarded are forecast to grow faster than the Americas and Europe. This geographic balance also helps to insulate us from downturns related to specific regional economies. In 2009, our balanced share of GDS-processed air segments was 46%, 26%, 12% and 17% in the Americas, Europe, MEA and APAC, respectively, based on global distribution of GDS-processed air segments of 43%, 32%, 9% and 15%, respectively, in each region.

Travel Suppliers.  Our relationships with travel suppliers extend to airlines, hotels, car rental companies, rail networks, cruise and tour operators and destination service providers. Travel suppliers process, store, display, manage and distribute their products and services to travel agencies primarily through GDSs. Through participating carrier agreements (for airlines) and various agreements for other travel suppliers, airlines and other travel suppliers are offered varying levels of services and functionality at which they can participate in the our GDSs. These levels of functionality generally depend upon the travel supplier’s preference as well as the type of communications and real-time access allowed with respect to the particular travel supplier’s host reservations systems.

We connect travel suppliers with travel agencies across approximately 160 countries and use 29 languages to distribute supplier inventory that is aggregated from approximately 420 airlines, approximately 290 hotel chains covering more than 88,000 hotel properties, more than 25 car rental companies and 13 major rail networks worldwide, as well as cruise and tour operators.

The table below lists alphabetically Travelport’s five largest airline suppliers in the Americas, Europe, MEA and APAC for the year ended December 31, 2009, based on revenue:

Americas	Europe	MEA	APAC
American Airlines	Air France	Emirates Airlines	Cathay Pacific
Delta Air Lines	Alitalia	Qatar Airways	Jet Airways
Northwest Airlines	British Airways	Saudi Arabian Airlines	Qantas Airways
United Airlines	KLM	South African Airways	Singapore Airlines
US Airways	Lufthansa Airlines	Turkish Airlines	Thai Airways

We have entered into a number of specific-term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure full-content parity with the airlines’ own travel distribution websites (known as “supplier.com websites”). Full-content agreements allow our travel agency customers to have access to the full range of our airline suppliers’ content, including the ability to book the last available seat, as well as parity in functionality. The typical duration of these agreements ranges from three to seven years. We have secured full-content agreements with over 100 airlines worldwide, including all the major airlines in North America, as well as European and Asian airlines such as British

Airways, Air France, KLM, Iberia, Lufthansa, Swiss, Alitalia, Qantas and Singapore Airlines. Bookings attributable to such full-content agreements comprised approximately 72% of Travelport’s air segments in 2009.

Our standard GDS distribution agreements with air, hotel and car rental suppliers are open-ended and roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Our contracts with a majority of our top fifteen suppliers, as measured by revenue for the year ended December 31, 2009, are in place until 2012, with contracts with four of the largest US travel suppliers up for renewal in 2011. Our top fifteen travel suppliers (by revenue), all of which are airlines, have been customers on average for more than ten years and, for the year ended December 31, 2009, represented approximately 42% of transaction processing revenues. We have a high renewal rate with our travel suppliers.

We have over 60 low cost carriers (“LCCs”) participating in our GDS, with our top 10 LCCs, by revenue, accounting for approximately 4% of Travelport’s air segments in the year ended December 31, 2009. We believe that our geographic breadth makes us a compelling source of value for most major LCCs, although LCC activity on the GDS relative to legacy airlines remains at an early stage of development in terms of the level of booking activity. In addition, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both JetBlue and Southwest Airlines in the United States, Virgin Blue and JetStar in APAC and easyJet and Air Berlin in Europe, is indicative of the value that travel suppliers place on the scale and breadth of a GDS’s footprint. We believe we are well positioned to capture growth from the LCCs due to our global footprint and strength in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

We have relationships with more than 88,000 hotels, representing approximately 290 hotel chains, which provide us with live availability and instant confirmation for bookings. Our top five hotel suppliers for our GDS business for the year ended December 31, 2009 were Hilton, Hyatt, Intercontinental Hotel Group, Marriott Hotels and Sheraton, which together accounted for approximately 52% of our hotel revenue in this period. We have a relationship with over 30,000 car rental locations, providing seamless availability and instant confirmation for virtually all customers. Our top five car rental companies for our GDS business for the year ended December 31, 2009 were Avis, Budget, Enterprise, Hertz and National, which together accounted for approximately 73% of our car rental revenue in this period. We provide electronic ticketing solutions to 13 major international and national rail networks, which accounted for all of our rail revenue for the year ended December 31, 2009, including Société Nationale des Chemins de Fer France (France), Amtrak (United States), Via-Rail (Canada), Eurostar Group (United Kingdom/France) and AccessRail (United States).

Travel Agencies.  More than 60,000 online and offline subscriber locations worldwide use Travelport for travel information, booking and ticketing capabilities, travel purchases and management tools for travel information and travel agency operations. Access to our GDSs enables travel agencies to electronically search travel related data such as schedules, availability, services and prices offered by travel suppliers and to book travel for end customers.

Our GDS business also facilitates travel agencies’ internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings, including a wide array of mid- and back-office service providers. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and online booking solutions.

Our relationships with travel agencies typically are non-exclusive, with the majority of GDS-processed air segments booked through agencies which are dual automated, meaning they subscribe to and have the ability to use more than one GDS. In order to encourage greater use of Travelport’s GDS, we pay commissions or provide other financial incentives to many travel agencies as a means of encouraging greater use of our GDS. Travel agencies or other GDS subscribers in some cases pay a fee for access to our GDSs on a transactional basis or to access specific services or travel content. Such fees, however, are often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period, and are normally significantly less than incentives we provide.

Our agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agencies as measured by booking fees have, on average, been customers for over fifteen years, and booking fees attributable to their activities in the year ended December 31, 2009 represented approximately 29% of GDS transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2009 were Expedia, Inc. (“Expedia”), Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe) and Priceline.com Incorporated, for each of which Travelport is the main GDS. In the year ended December 31, 2009, regional travel agencies (such as TrailFinders) accounted for over 50% of GDS bookings, online travel agencies were the next largest category, representing less than 25% of GDS bookings, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers, by booking fees, in 2009 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our top leisure travel agencies include AAA Travel, Kuoni, Trailfinders, USA Gateway and Affinion.

Airline IT Solutions.  We have been a pioneer in IT services for the airline industry, being the first GDS to provide e-ticketing to travel agencies in 1995 and the first GDS to offer an automated repricing solution in 2000. Through our Airline IT Solutions business, we provide hosting solutions and IT subscription services to United, Delta and eight other airlines and the technology companies that support them as well as business intelligence services to more than 115 airlines. In total, we employ or contract with 1,300 IT professionals to support and enhance our application suite, many of whom are shared across GDS and Airline IT solutions activities. Our Airline IT solutions were used in the handling of up to 560 million boarded airline passengers in 2009.

•	Hosting solutions. These solutions encompass mission-critical systems for airlines such as internal reservation system services, seat and fare class inventory management, flight operations technology services and software development services. Our internal reservation system services include the operation, maintenance, development and hosting of an airline’s internal reservation system and include seat availability, reservations, fares and pricing, ticketing and baggage services. These services are integral to an airline’s operations as they are the means by which an airline sells tickets to passengers and also drive all the other key passenger-related services and revenue processes and systems within the airline. Flight operations technology services provide operational support to airlines, from pre-flight preparation through to departure and landing. Some of these services include weight and balance, flight planning and tracking, passenger boarding, flight crew management, passenger manifests and cargo. Software development services focus on creating innovative software for use in an airline’s internal reservation system and flight operations’ systems.

We host and manage the IT platforms for United and operate the hosting platform for Delta under contracts that expire in 2013 and 2018, respectively. United has announced that it may transition its reservation system away from Travelport to another service provider, which could adversely impact the Company’s hosting business. Under the terms of our agreement with United, United has been permitted to terminate its agreement with Travelport since January 1, 2010. We do not currently expect that United will terminate its agreement with Travelport or transition its reservation system to another provider, although some services currently provided by us may transition to another provider. In addition, Delta’s acquisition of Northwest has resulted in the two airlines migrating to a common IT platform in the first quarter of 2010. As a result of Delta and Northwest integrating their operations, we anticipate that in 2010 the annual revenue attributable to contracts with these airlines, which include Airline IT Solutions and transaction processing services, will decrease. We also provide eight other airlines around the world with other reservation system products through our hosting solutions.

•	IT subscription services. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed, in part through our hosting arrangements, an array of leading-edge IT subscription services for mission-critical applications in fares, pricing and e-ticketing. We provide these services to 235 airlines and airline ground handlers, of which 44 are direct customers and 191 are indirect customers that receive our services through an intermediary. Direct IT subscription customers include Emirates, Air New Zealand and Alitalia. Our IT subscription services include:

Fares and Pricing/e-pricing/Global Fares:  A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

Electronic Ticketing:  A database and interchange that enables airlines to outsource electronic ticketing storage, maintenance and exchange to us. We provide electronic ticketing services to more than 220 airlines.

Rapid Reprice:  An automated solution that enables airlines to recalculate fares when itineraries change.

Fare Verified:  A comprehensive pre-ticketing fare audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents and incorrectly priced or reissued tickets.

Interchange:  A system that provides interactive message translation and switching for multiple functions, such as e-ticketing and check-in, between airline partners.

•	Business Intelligence. As part of our GDS business, we also provide data to airlines, travel agencies, hotels, car rental companies and other travel industry participants. Our data sets are critical to these businesses in the management of their own operations and the optimization of their industry position and revenue-generating potential. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary market intelligence data sets. We provide market-sensitive data to 120 airlines, supporting processes such as GDS billing, airline revenue accounting and industry settlement. We also supply marketing-oriented raw data sets, data processing services, consulting services and web-based analytical tools to 48 airlines, travel agencies and other travel related companies worldwide to support their business processes, such as airline network planning, revenue management, pricing, sales and partnership management. This combined offering of data and analytical capabilities delivers market intelligence to businesses that use the information to enhance their industry position. A primary data product supplies “raw” GDS booking data with details of routes, fares and prices. No personally identifiable data is provided.

New Products and Products in Development.  We have invested approximately $125 million in new product development over the last four years. We employ or contract with 1,300 IT professionals to support and enhance our application suite. As a result, we have a continuous pipeline of new products/enhancements to the GDS for the various channels we serve:

•	Search and Shopping. We are investing to improve the speed, quality of results and functionality available for searches. The existing product suite includes our e-Pricing, a leading tool due for further roll-out in 2010, which requires a single entry to initiate searches across published, negotiated, web and advertised fares and returns shopping results in seconds. Our e-Pricing product outperforms in finding the lowest fare available and generates the greatest average saving.

•	Travelport Universal Desktop, due for launch in the third quarter of 2010, will be a fully-integrated intelligent desktop, unifying selling and merchandising programs, automating processes and providing a single integrated channel to access full GDS, LCC, hotel, car rental and rail content from multiple sources. Universal Desktop will deliver a new graphic interface that is faster, more user-friendly and offers greater flexibility than the traditional “green screen” interface. In addition to allowing agencies to configure the desktop to satisfy their respective customer needs, Universal Desktop will also feature a dashboard and activity panel that will provide the latest information, access reports, calendars and email within the same application. The Universal Record feature, which will combine components of a travel itinerary irrespective of source, will remove the need for duplication by travel agencies. Further tools will include traveler profiling, supplier preferencing, policy and quality control, agency search capabilities, customer service automation, continuity checking, data tracking and access to management information.

•	Travelport Traversa is a corporate travel online booking tool that allows business travelers to shop for and book their own reservations quickly and cost-effectively while enabling corporations to maintain travel policies, maximize supplier agreements, standardize processes and achieve high online adoption. Traversa has over 444,000 active traveler profiles and processes in excess of 2 million segments annually.

•	Merchandising and Advertising. We offer a suite of travel sales and marketing capabilities which allow travel suppliers flexibility in how they sell products or target special offers to particular traveler groups. It enables travel agencies to tailor their product offers to end customers and provides a platform on which such products can be advertised and sold.

•	eNett (Payment Services Joint Venture) is developing automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States. eNett’s billing and settlement solutions via web-based technology can be integrated or accessed as an independent system.

GDS Sales and Marketing.  Our sales and marketing teams are responsible for developing existing and initiating new commercial relationships with travel suppliers and travel agencies worldwide. The sales and marketing teams include customer support, product strategy, management and marketing communications and sales teams working across the Americas, Europe, MEA and APAC. Our Airline IT Solutions team includes a dedicated sales and service organization that is responsible for marketing our IT services to airlines globally. We also provide global account management services to certain large multi-national customers.

We employ a hybrid sales and marketing model consisting of direct sales and marketing organizations (“SMOs”), which we directly manage, and indirect, third-party national distribution companies (“NDCs”). We market, distribute and support our products and services primarily through SMOs. In certain countries and regions, however, we provide our products and services through our relationships with NDCs which are typically independently owned and operated by a local travel-related business in that country or region or otherwise by a major airline based in the local market. Our SMOs and NDCs are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our distribution system, and account management teams, which service and expand existing business. In certain regions, smaller customers are managed by telemarketing teams.

Historically, we relied on NDCs owned by national airlines in various countries in Europe, MEA and APAC to distribute our products and services. However, in 1997, following Galileo’s listing on the New York Stock Exchange, we acquired many of these NDCs from the airlines, including in the United States, the Netherlands, Switzerland and the United Kingdom, and, later, in Hungary, Ireland, Italy, Australia, New Zealand, Malaysia and Canada. This enabled us to directly control our distribution at a time when the airlines wished to divest the NDCs and concentrate on their core airline businesses.

We typically pay an NDC a commission based on the booking fees generated pursuant to the relationship that the NDC establishes with a subscriber, with the NDC retaining subscriber fees billed for these bookings. We regularly review our network of NDCs and periodically revise these relationships. In less developed regions, where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. Although SMO margins are typically higher than NDC margins, an NDC structure is generally preferred in countries where we have the ability to leverage a strong airline relationship or an NDC’s expertise in a local market. We also contract with new NDCs in countries and regions where doing so would be more cost effective than establishing an SMO. In 2009, we consolidated our Indian NDC arrangements and acquired new distributors in Eastern Europe, including Poland and Hungary.

GDS Competitive Landscape.  The marketplace for travel distribution is large, multi-faceted and highly competitive. Our GDS business competes with a number of travel distributors, including other traditional GDSs such as Amadeus IT Group S.A. (“Amadeus”) and Sabre Inc. (“Sabre”), several regional GDS competitors, application programming interface-based (“API”) direct connections between travel suppliers and travel agencies, and also supplier.com websites and other forms of direct booking.

In contrast to Travelport, our main GDS competitors are highly geographically concentrated in the markets of their respective founder airlines. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd. (“Abacus”), which is primarily owned by a group of ten Asian airlines; Axess International Network Inc. and INFINI Travel Information, Inc., which are majority owned by Japan Airlines System and All Nippon Airways, respectively; Topas Co., Ltd., which is majority owned by Korean Air Lines; and TravelSky, which is majority owned by Chinese state-owned enterprises.

We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. Airlines and other travel suppliers are selectively looking to build API-based direct connectivity with travel agencies. In addition, established and start-up search engine companies, as well as metasearch companies, have entered the travel marketplace to offer end customers new ways to shop for and book travel by, for example, aggregating travel search results across travel suppliers, travel agencies and other websites. The impact of these alternative travel distribution systems on our GDSs, however, remains unclear at this time.

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

Airline IT Solutions Competitive Landscape.  The Airline IT Solutions sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, our competitors with respect to internal reservation and other system services include Amadeus, HP Enterprise Services, Navitaire Inc., Sabre, Unisys Corporation and SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. The business intelligence services sector of the Airline IT Solutions business is highly competitive, with our ability to market our products dependent on our perceived competitive position and the value of the information obtained through the GDS business. Our primary competitors in this sector are International Air Transport Association (“IATA”), through its PaxIS product, as well as Amadeus and Sabre.

Technology.  We recently consolidated our Galileo and Worldspan data centers into a single location in Atlanta, Georgia to support our GDSs and Airline IT Solutions businesses. Our data center offers a state-of-the-art facility that has just completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security. The existing GDSs are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for combined Galileo and Worldspan operations and a 99.98% core systems uptime. The combined data center comprises over eight mainframes, open systems servers and storage and network devices, providing over four billion fares eligible for processing, with maximum peak message rates of more than 25,000 messages per second. The data center processes more than 31 billion transactions each month, averaging 12,000 per second. On peak message days up to 1.6 billion travel-related messages are processed. In the first year of combined operation, our data center supported more than 330 million travel-related bookings and can handle more than 400 billion messages at a lower cost per booking.

The consolidation of our primary data center operations in Atlanta, Georgia, is an example of the significant competitive advantage created as a result of the ongoing integration of the Galileo, Apollo and Worldspan GDSs. By managing all three systems in a state-of-the-art, unified data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Running our GDS business from one facility will allow us over time to rationalize more rapidly the links required to connect suppliers to our GDSs and to more readily share technology across the systems. We expect this to result in reduced complexity and cost for our suppliers. In addition, our balanced geographical presence contributes to efficiency in data center operations as travel agencies from various regions in which we operate access the system at different times.

The GTA Business

GTA.  GTA is a leading global wholesaler of accommodation, ground travel, sightseeing and other destination services with three decades of travel expertise. GTA is focused on city center travel rather than beach destinations. GTA has relationships with more than 28,000 travel supplier partners and sells travel products and services in over 130 countries. GTA has an inventory of approximately 24,000 hotels, the substantial majority of which are independent, and over 56 million hotel rooms annually. For the year ended December 31, 2009, GTA serviced more than 22,000 groups, supplied more than 8 million fully independent traveler (“FIT”) room nights, made over 2.4 million bookings and generated a total transaction value (“TTV”) of approximately $1,594 million and revenue of approximately $267 million. GTA’s business is geographically diverse, with no single inbound destination and no single outbound source accounting for more than 20% of GTA’s sales as measured by TTV.

GTA receives access to rate accommodations, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators, travel agencies and directly to end customers through Octopus Travel. GTA has arrangements with individual hotel chains and independent hotel properties through which it is given access to an inventory of over 24,000 participating hotels at negotiated rates. The room inventory to which GTA has access under these arrangements is provided to GTA on an allocation basis, which ensures availability of those rooms. GTA then distributes the room inventory under contract to other travel wholesalers, tour operators and travel agencies. GTA currently bears inventory risk on approximately 2% of its supplier contracts, based on room nights, which represented approximately 1% of GTA’s TTV in the year ended December 31, 2009.

A critical aspect of GTA’s business model is that it competes successfully both as a wholesale and retail provider of group and independent travel, the two key leisure travel segments. This business model makes GTA attractive to hotels and other travel suppliers as it helps drive these two fundamentally discrete groups of travelers to their businesses. In return, GTA is able to secure highly competitive inventory allotments. GTA’s group and independent traveler offerings operate symbiotically and strengthen its offering to both suppliers and travel agencies.

GTA has a significant presence in Asia, with one-third of its business originating in the region, particularly Japan, China and Indonesia. GTA also is well positioned to take advantage of growth in the fast growing MEA and APAC regions, with more than a dozen offices in the regions and significant experience in operating in these regions.

Octopus Travel.  Octopus Travel, which includes the brands Octopus Travel and Needahotel.com, delivers content directly to end customers, offering the ability to book reservations online from a large inventory of hotels in numerous cities and countries. It offers accommodation in more than 130 countries worldwide and conducts business in 29 different languages. Octopus Travel’s bookings are also made directly to consumers through its affiliate channels, such as airlines, loyalty companies and financial institutions, which incorporate the booking services and content of Octopus Travel into their own websites. Partners can choose from a variety of branding solutions to market products and services to their customers. Octopus Travel manages content, online marketing and customer service functions on behalf of many of these partners. Octopus Travel has more than 600 agreements with its partners, including AirMiles, Singapore Airlines and eDreams, and several major airlines in the Europe, MEA and APAC regions.

Travel Suppliers.  GTA has relationships with more than 28,000 travel supplier partners, including more than 24,000 contracted hotels, the substantial majority of which are contracted with independents. GTA’s contracts with travel suppliers are typically renegotiated every six months, with substantially all suppliers typically electing to renew with GTA. GTA has had relationships with its top ten hotel suppliers (as measured by number of room nights) for over five years. These suppliers represented approximately 3% of room nights sold in the year ended December 31, 2009.

Travel Wholesalers, Travel Agencies and Tour Operators.  GTA’s customers include travel wholesalers, travel agencies and tour operators in over 130 countries. GTA has relationships with over 5,000 travel agencies. On average, GTA’s top ten travel agencies (by revenue) have been customers for over ten years, and in the year ended December 31, 2009 represented approximately 18% of revenue. GTA typically has evergreen agreements with travel customers, which have no set expiry but which may be terminated by either party upon notice.

GTA Sales and Marketing.  GTA has 2,200 staff in 26 sales offices globally, including in London, New York, Hong Kong, Tokyo and Dubai, which are responsible for maintaining and building relationships with retail travel agencies, wholesale tour operators and corporate travel clients in over 130 countries worldwide. GTA develops relationships with its customers using its direct sales force and account managers. The GTA strategy focuses on both attracting new customers and increasing the business of existing customers. Sales and marketing techniques include partnership marketing, preferred product placement, public relations and recommendations in travel guides. GTA also works with the media and country and regional tourism boards to promote destinations. Points of differentiation include technology customized to provide direct access to inventory and rates, inventory allocations, GTA’s reputation as a reliable supplier and competitive room rates. GTA has dedicated contractors globally that are tasked with securing local hotel and services content. These contractors are responsible for negotiating commercial terms for hotels (including rates and allocations) and other ground services (including restaurants, sightseeing, excursions, transfers and long distance coaches).

Technology.  GTA has an IT department of approximately 115 personnel that operates its core systems from a third-party hosted center near Hounslow, United Kingdom, and has secondary servers in GTA’s operational business headquarters in London, United Kingdom. GTA’s systems and telecommunication infrastructure is online 24 hours a day, seven days a week, 365 days a year. Since April 2009, GTA has added a dynamic inventory model to its operations, which provides real time updates to available rates from participating hotels. This allows GTA to access greater volumes of room nights at the best available rates. In January 2010, GTA acquired a software development firm that has worked on GTA’s IT systems for over 15 years. The acquisition added a core team of developers to GTA’s IT operations and is expected to improve the continuity of the management of GTA’s IT systems.

GTA’s back end systems are hosted on a large, logically partitioned, IBM iSeries platform with immediate replication to associated secondary systems. The platform is scalable vertically, within the same chassis, and horizontally, to further partitioned servers if required. GTA’s front end systems are hosted on variable sized load balanced ‘stacks’ of servers utilizing open source software and industry standard database technology. The structure is such that more stacks can easily be added to enable scalability to cater to the ever-increasing levels of traffic being directed at the platform. The front end systems have been developed to allow customers of GTA and Octopus Travel the ability to search and use inventory and pricing of hotels and ancillary services. Industry strength secure networks support GTA’s worldwide presence. GTA’s systems are subject to annual review by external third parties from a compliance and security perspective.

GTA operates and maintains global websites and online interfaces that serve a diverse range of travel sellers. Wholesale customers and corporate “white label” customers may use an XML interface that has been developed in-house. Some of GTA’s core operational applications were developed and are maintained by a third party. The GTA hotel search process also connects customers to chain hotel inventory via multiple hotel aggregator systems, which is in addition to the GTA contract inventory. The results of the concurrent searches are blended and displayed seamlessly to the customer.

GTA Competitive Landscape.  The wholesale travel industry is highly fragmented. GTA competes primarily with regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, such as Kuoni Group and TUI Travel PLC (Europe), Tourico Holidays, Inc. (United States), Miki Travel Limited (United Kingdom) and Qantas Holidays Limited (Australia). Unlike

GTA, many of these regional competitors often depend on one region for 75% or more of their TTV. GTA, with its global footprint, is well positioned to sell inter- and intra-regional travel worldwide. GTA also competes with global, regional and local online hotel retailers in the Americas, Europe, MEA and APAC.

Factors affecting the competitive success of travel wholesalers, including GTA, include:

•	the choice and availability of travel inventory;

•	customer service;

•	the strength of independent hotel relationships;

•	the breadth, diversification and strength of local tour operator and travel agency relationships;

•	pricing pressures, which have increased in mature markets in Europe and North America as a result of increased use of new distribution channels (such as online travel agencies and hotel websites);

•	the reliability of the reservation system;

•	the geographic scope of products and services offered; and

•	the ability to package products and services in ways appealing to travelers.

Material Agreements

On June 19, 2009, we entered into Amendment No. 1 to our senior secured credit agreement. A summary description of the amendment is included in our Current Report on Form 8-K filed with the Commission on June 19, 2009.

In July 2009, we entered into an amendment to the Subscriber Services Agreement with Orbitz Worldwide, Inc., dated as of July 23, 2007.

On November 25, 2009, we entered into Amendment No. 2 to our senior secured credit agreement. A summary description of the amendment is included in our Current Report on Form 8-K filed with the Commission on December 1, 2009.

Financial Data of Segments and Geographic Areas

Financial data for our segments and geographic areas are reported in Note 21 — Segment Information to our Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

We regard our technology and other intellectual property as critical components and assets of our business. We protect our intellectual property rights through a combination of copyright, trade mark and patent laws, and trade secret and confidentiality laws and procedures. We own and seek protection of key technology and business processes and rely on trade secret and copyright laws to protect proprietary software and processes. We also use confidentiality procedures and non-disclosure and other contractual provisions to protect our intellectual property assets. Where appropriate, we seek statutory and common law protection of our material trade and service marks, which include TRAVELPORT®, GALILEO®, GULLIVERS TRAVEL ASSOCIATES®, GTA®, OCTOPUSTRAVEL®, TRAVELCUBE®, TRAVEL BOUND®, WORLDSPAN® and related logos. The laws of some foreign jurisdictions, however, vary and offer less protection than other jurisdictions for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us, and there is no assurance that our legal remedies would adequately compensate us for the damages caused by such unauthorized use.

We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, Hitachi, CA, Cisco and Microsoft. Certain agreements with these vendors are subject to renewal or negotiation within the next year. We license our Transaction Processing Facility operation software from IBM under an agreement that expires in June 2013. In addition, we rely on our jointly developed fares and pricing application and share intellectual property rights in these applications with Expedia and EDS.

Employees

As of December 31, 2009, we had approximately 5,380 employees worldwide, with approximately 2,050 employees in EMEA, approximately 2,010 employees in the Americas and approximately 1,320 employees in APAC. None of our employees in the United States are subject to collective bargaining agreements governing their employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an EU directive, we have a Travelport European Works Council (EWC) in which we address EU and enterprise-wide issues. We believe that our employee relations are good.

Government Regulation

In the countries in which we operate, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

We are in material compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or of the proposed laws, regulations and policies that are described below, we are not aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse effect on our business.

GDS Regulations

Our GDS businesses are subject to specific regulations in the European Union and Canada. Prior to July 31, 2004, our GDS businesses were also subject to regulations in the United States.

In October 2005, the European Commission announced that it proposed to repeal many regulations, including the computerized reservation system regulations (“CRS Regulations). Similar regulations were originally adopted in the United States, Canada and the European Union to guarantee consumers access to competitive information by requiring CRSs (then owned by individual airlines) to provide travel agencies with unbiased displays and rankings of flights. On January 14, 2009, following a public consultation, the European Commission adopted new CRS Regulations which entered into force on March 29, 2009. Under the new CRS Regulations, GDSs and airlines are free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The new CRS Regulations include provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agencies in MIDT data without their consent. The new CRS Regulations also require GDSs to display rail or rail/air alternatives to air travel on the first screen of its principal display in certain circumstances. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on its transport services and to accept bookings from another GDS.

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. On April 27, 2004, a significant number of these regulations were lifted. Amendments to the rules include eliminating the “obligated carrier” rule, which required larger airlines in Canada to participate equally in the GDSs, and elimination of the requirement that transaction fees charged by GDSs to airlines be non-discriminatory. Due to the elimination of the obligated carrier rule in Canada, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDSs.

We are also subject to regulations affecting issues such as telecommunications and exports of technology.

GTA Regulations

Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a “seller of travel” and to comply with certain disclosure requirements. Where we sell travel products and services in Europe directly to travelers as part of a “package”, we are regulated by The Package Travel, Package Holidays and Package Tours Regulations Directive 90/314/EEC (June 13, 1990), as implemented by EU Member States into country-specific regulations (the “Package Travel Regulations”). Where the Package Travel Regulations apply, they impose primary liability on us for all elements of a trip sold through us, whether we own or control those services or whether we sub-contract them to independent suppliers. The Package Travel Regulations principally affect our GTA business where the sale is made in the European Union.

Travel Agency Regulations

The products and services that we provide are subject to various international, US federal, US state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. As a seller of air transportation products in the United States, we are subject to regulation by the US Department of Transportation, which has jurisdiction over economic issues affecting the sale of air travel, including customer protection issues and competitive practices. The US Department of Transportation has the authority to enforce economic regulations and may assess civil penalties or challenge our operating authority. In addition, many of our travel suppliers and trade customers are heavily regulated by the US and other governments, and we are indirectly affected by such regulation.

In addition, certain jurisdictions may require that we hold a local travel agencies’ license in order to sell travel products to travelers.

Privacy and Data Protection Regulations

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

Many countries have enacted or are considering legislation to regulate the protection of private information of consumers, as well as limiting unsolicited commercial email to consumers. In the United States, the legislation that has become state law is a small percentage compared to the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our businesses.

A primary source of privacy regulations to which our operations are subject is the EU Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995). Pursuant to this directive, individual countries within the European Union have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive requires companies doing business in EU Member States to comply with its standards. It provides for, among other things, specific regulations requiring all non-EU countries doing business with EU Member States to provide adequate data privacy protection when processing personal data from any of the EU Member States. The EU has enabled several means for US-based companies to comply with the EU Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. We completed self-certification for our GDS data processing under this safe-harbor program on February 9, 2010.

The new CRS Regulations also incorporate personal data protection provisions that, among other things, classify GDSs as data controllers under the EU Data Protection Directive. The data protection provisions contained in the CRS Regulations are complementary to EU national and international data protection and privacy laws.

Many other countries have adopted data protection regimes. An example is Canada’s Personal Information and Protection of Electronic Documents Act (“PIPEDA”). PIPEDA provides Canadian residents with privacy protections with regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information.

Marketing Operation Regulations

The products and services offered by our various businesses are marketed through a number of distribution channels, including over the Internet. These channels are regulated on a country-by-country basis, and we believe that our marketing operations will increasingly be subject to such regulations. Such regulations, including anti-fraud laws, customer protection laws, and privacy laws, may limit our ability to solicit new customers or to market additional products or services to existing customers. Management is also aware of, and is actively monitoring the status of, certain proposed US state legislation related to privacy and to email marketing that may be enacted in the future. It is unclear at this point what effect, if any, such US state legislation may have on our businesses. California in the United States, in particular, has enacted legislation that requires enhanced disclosure on Internet websites regarding customer privacy and information sharing among affiliated entities. We cannot predict whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether other US states will enact similar laws.

Internet Regulations

We must also comply with laws and regulations applicable to businesses engaged in online commerce. An increasing number of laws and regulations apply directly to the Internet and commercial online services. For example, email activities are subject to the US CAN-SPAM Act of 2003. The US CAN-SPAM Act regulates the sending of unsolicited, commercial electronic mail by requiring the sender to (i) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (ii) provide the recipient with an online opportunity to decline to receive further commercial electronic mail messages from the sender, and (iii) list a valid physical postal address of the sender. The US CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines. There is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent customer protection laws.

New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products or increase the cost of doing business.

US federal legislation imposing limitations on the ability of US states to impose taxes on Internet-based sales was enacted in 1998. The US Internet Tax Freedom Act, which was extended in 2007, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2014. The majority of products and services we offer are already taxed. Hotel rooms and car rentals are taxed at the local level, and air transportation is taxed at the federal level (with states pre-empted from imposing additional taxes on air travel).

In Europe, there are laws and regulations governing e-commerce and distance-selling which require our businesses to act fairly towards customers, for example, by giving customers a cooling-off period during which they can cancel transactions without penalty. There are various exceptions for the leisure and travel industry.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us in each of these categories of risk. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business

Our revenue is derived from the global travel industry and a prolonged or substantial decrease in global travel volume, particularly air travel, as well as other industry trends, could adversely affect us.

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;

•	epidemics or pandemics, such as H1N1 “swine” flu, “avian” flu and Severe Acute Respiratory Syndrome, or SARS;

•	natural disasters, such as hurricanes and earthquakes;

•	general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the recent crisis in the global credit and financial markets which has caused significantly diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

•	the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or consolidations on the cost and availability of air travel and hotel rooms;

•	changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations;

•	fuel price escalation;

•	work stoppages or labor unrest at any of the major airlines or other travel suppliers or at airports;

•	increased security, particularly airport security that could reduce the convenience of air travel;

•	travelers’ perception of the occurrence of travel-related accidents, of the environmental impact of air travel, particularly in regards to CO2 emissions, or of the scope, severity and timing of the other factors described above; and

•	changes in occupancy and room rates achieved by hotels.

If there were to be a prolonged substantial decrease in travel volume, particularly air travel volume, for these or any other reason, it would have an adverse impact on our business, financial condition and results of operations.

We may also be adversely affected by shifting trends in the travel industry. For example, a significant portion of the revenue of our GTA business is attributable to the distribution of accommodation, destination services and transportation that are combined by traditional wholesale and tour operators or GTA into travel packages for group and individual travelers. In certain markets, we believe an increasing proportion of travel is shifting away from that method of organizing and booking travel towards more independent, unpackaged travel, where travelers book the individual components of their travel separately. To the extent that our GTA business or other components of our business are unable to adapt to such shifting trends, our results of operations may be adversely affected.

The travel industry may continue to shrink in the absence of a global recovery in macroeconomic and business conditions or may not grow in line with long-term historical trends following any recovery.

The recent financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets in the industry in which we operate. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. In particular, the decrease in corporate travel, which decreased 20% year-on-year as measured by our corporate account segments in the year ended December 31, 2009, has adversely affected performance of our GDS business, while the decrease in discretionary spending on travel has adversely affected the GTA business, which decreased 12% as measured by room nights sold in the year ended December 31, 2009. A continuation of recent adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

The travel industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

Our businesses operate in highly competitive industries. If we cannot compete effectively, we may lose share to our competitors, which may adversely affect our financial performance. Our continued success depends, to a large extent, upon our ability to compete effectively in industries that contain numerous competitors, some of which may have significantly greater financial, marketing, personnel and other resources than us.

GDS business

Our GDSs have two different categories of customer, namely travel suppliers, which provide travel content to our GDSs, and travel agencies, which shop for and book that content on behalf of end customers. The inter-dependence of effectively serving these customers’ groups, and the resulting network effects, may impact our GDS business’ ability to attract customers. If our GDS business is unable to attract a sufficient number of travel suppliers to provide travel content, our ability to service travel agencies will be adversely impacted. Conversely, if our GDS business is unable to attract a sufficient number of travel agencies, our ability to maintain our large base of travel suppliers and attract new travel suppliers will be impaired.

In addition to supplying sufficient content, the ability of our GDSs to attract travel agencies is dependent on the development of new products to enhance our GDS platform and on the provision of adequate financial incentives to travel agencies. Competition to attract travel agencies is particularly intense as travel agencies are often dual automated (these tend to be larger travel agencies which subscribe to more than one GDS at any given time). If travel agencies are dissatisfied with our GDS platform or we do not pay adequate commissions or provide other incentives to travel agencies to remain competitive, our GDSs may lose a number of travel agency customers.

Our GDSs compete against other traditional GDSs operated by Amadeus, Sabre, regional participants such as Abacus, as well as against alternative distribution technologies. Our GDSs also compete against direct distribution by travel suppliers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own supplier.com websites. In addition, our GDSs compete against travel suppliers that supply content directly to travel agencies as well as new companies in the GDS industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS.

Our share of segments processed by the GDS industry has declined from 33% in 2007 to 29% in 2009. This decline can be primarily attributed to Worldspan’s loss of its contract with Expedia, which did not take effect until after its acquisition by us, and our decision to establish direct sales and marketing operations in the United Arab Emirates, Saudi Arabia and Egypt, leading to a loss in volume as a result of transitioning from relying on NDCs in these countries. Although we have taken steps to address these developments, our GDSs could continue to lose share or may fail to increase our share of GDS bookings.

Airline IT Solutions business

The Airline IT Solutions sector of the travel industry is highly fragmented. We compete with airlines that run applications in-house and multiple external providers of IT services. Competition within the IT services industry is segmented by the type of service offering. For example, reservations and other system services competitors include Amadeus, HP Enterprise Services, Navitaire Inc., Sabre, Unisys Corporation and SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. Our ability to market business intelligence products is dependent on our perceived competitive position and the value of the information obtained through the GDS business, particularly compared to IATA’s PaxIS product, and products distributed by Amadeus and Sabre.

GTA business

The wholesale travel industry is highly fragmented, and GTA competes with global, regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, including, among others, Miki Travel Limited, TUI Travel PLC’s Hotelbeds, Kuoni Travel Ltd and Tourico Holidays, Inc., regional or specialist wholesalers of travel-related products and services, and global, regional and local online hotel retailers in the Americas, Europe, MEA and APAC.

Some of our competitors in the GTA business may be able to secure services and products from travel suppliers on more favorable terms than we can. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. The enhanced presence of online travel agencies, for example, is placing pressure on GTA’s ability to secure allocations of hotel rooms.

Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to protect our technology effectively, which would allow competitors to duplicate our products and services. This could make it more difficult for us to compete with them.

Our success and ability to compete depends, in part, upon our technology and other intellectual property, including our brands. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damage caused by unauthorized use.

Intellectual property challenges have been increasingly brought against members of the travel industry. We have in the past, and may in the future, need to take legal action to enforce our intellectual property rights, to protect our intellectual property or to determine the validity and scope of the proprietary rights of others. Any future legal action might result in substantial costs and diversion of resources and management attention.

We depend on our supplier relationships, and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with airlines, hotels and other travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDSs, and could negatively impact the availability and competitiveness of travel products we offer. Our arrangements with travel suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten air travel suppliers by revenue, combined, accounted for approximately 33% of our revenue from GDS transaction processing for the year ended December 31, 2009.

Travel suppliers are increasingly focused on driving online demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future. In addition, some LCCs historically have not distributed content through us or other third-party intermediaries. If the airline industry continues to shift from a full-service carrier model to a low-cost one, this trend may result in more carriers moving ticket distribution systems in-house and a decrease in the market for our products.

We are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our GDS business and our wholesale accommodation business. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our distribution systems, such suppliers may reduce the amount of inventory they make available through our distribution channels or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major suppliers of their participation in our GDS business or our wholesale accommodation business for a sustained period of time or a supplier’s complete withdrawal could have a material adverse effect on our business, financial condition or results of operations.

GTA also receives access to inventory directly from hotels at negotiated rates and then distributes the rooms at a marked-up price to travel agencies and tour operators who then make such inventory available to travelers. Many hotels use these types of arrangements with businesses such as GTA to allocate excess hotel room inventory or to increase their inventory distribution. If hotels experience increased demand for rooms, they might reduce the amount of room inventory they make available through these negotiated rate arrangements. A hotel chain might seek to increase the cost of negotiated rate offerings or reduce compensation to GTA for rooms of that chain sold by GTA, which may also adversely affect our business, financial condition and results of operations. For example, several international hotel chains no longer allow distributors, including GTA, to distribute rooms online that they have purchased or gained access to at a lower “net” rate than may be available on the supplier’s own website.

In addition, GTA currently bears limited inventory risk as it only pre-pays for a small fraction of rooms which it is allocated, and bears no risk of loss for the vast majority of rooms which are allocated to GTA. However, if a significant number of hotels were no longer willing to allocate rooms to GTA without GTA incurring a financial commitment, GTA may be required to bear the financial risks associated with pre-paid or committed inventory in order to have hotel content to offer its customers. As more of GTA’s bookings are completed under a flexible rate model with contracted hotel chains, such chains or hotels may seek to change the terms on which they provide inventory to us, limit our ability to maintain or raise margins on hotel bookings, or restrict our ability to adjust pricing in light of market trends and other factors. Such pressures may also adversely affect our business, financial condition and results of operations.

Our business is exposed to customer credit risk, against which we may not be able to protect ourselves fully.

Our businesses are subject to the risks of non-payment and non-performance by travel suppliers and travel agencies which may fail to make payments according to the terms of their agreements with us. For example, a small number of airlines that do not settle payment through IATA’s billing and settlement provider have, from time to time, not made timely payments for bookings made through our GDS systems. In addition, upon check out of a hotel room by a traveler, the GTA business incurs the obligation to pay the hotel for the room and then relies on its wholesale or retail travel agencies to pay GTA for the hotel cost plus GTA’s margin. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, our business, financial condition or results of operations may be adversely affected.

Some of our customers, counterparties and suppliers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. Currently, some of the wholesale and retail travel agencies with which GTA does business have defaulted on their obligations to pay GTA, which has caused losses to GTA, and such non-payment may continue, and the frequency may increase, in the future. A lack of liquidity in the capital markets or the continuation of the global recession may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

Travel suppliers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

Travel suppliers are seeking to decrease their reliance on third-party distributors, including GDSs, for distribution of their content. For example, some travel suppliers have created or expanded commercial relationships with online and traditional travel agencies that book travel with those suppliers directly, rather than through a GDS. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, the percentage of bookings made without the use of a GDS at any stage in the chain between suppliers and end customers, which we estimate was 56% in 2009, may continue to increase.

Furthermore, recent trends towards disintermediation in the global travel industry could adversely affect our GDS business. For example, airlines have made some of their offerings unavailable to unrelated distributors, or made them available only in exchange for lower distribution fees. Some LCCs distribute exclusively through direct channels, bypassing GDSs and other third-party distributors completely and, as a whole, have increased their share of bookings in recent years, particularly in short-haul travel. In addition, several travel suppliers have formed joint ventures or alliances that offer multi-supplier travel distribution websites. Finally, some airlines are exploring alternative global distribution methods developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be less complex than traditional GDSs, which they claim enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers because no or lower inducement payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel suppliers in our GDSs, then our business, financial condition or results of operations could be materially adversely affected.

In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connect channels between travel suppliers and travel agencies, as well as new technologies that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air travel, may not translate in the same proportion to increases in volumes passing through our GDSs, and we may therefore not benefit from a cyclical recovery in the travel industry to a similar extent to other industry participants.

Trends in pricing and other terms of agreements among airlines and travel agencies have reduced, and could further reduce in the future, our revenue and margins.

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDSs. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDSs, while withholding other content, such as lower cost web fares, for distribution via their own supplier.com websites unless the GDSs agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from individual GDSs as a means of obtaining lower booking fees or, alternatively, to charge GDSs to access their lower cost web fares. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and Europe in the last ten years. There also has been an increase in the number of airlines which have introduced unbundled, “a la carte” sales and optional services, such as fees for checked baggage or premium seats, which threatens to further fragment content and disadvantage GDSs by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.

We have entered into full-content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in MEA, which provide us with access to the full scope of fares and inventory which the carriers make available through direct channels, such as their own supplier.com websites, with a range of terms from three to seven years. In addition, we have entered into agreements with most major carriers in APAC which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full-content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our distribution expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our revenue and financial condition.

In addition, GDSs have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to the GDS or to agree to a reduction in the financial incentives to be paid to them by the GDS in order to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. There is pressure on GDSs to provide highly competitive terms for such “opt-in” models as many travel agencies are dual automated, subscribing to more than one GDS at any given time. The “opt-in” model has been introduced in a number of situations in parallel with full-content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to full content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto the “opt-in” model becomes widely adopted, we could receive lower fees from the airlines. These lower fees would be only partially offset by new fees paid by travel agencies and/or reduced inducement payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to full content without making further payment, which could have an adverse effect on the number of segments booked through our GDSs.

The level of fees and commissions we pay to travel agencies is subject to continuous competitive pressure as we renew our agreements with them. If we are required to pay higher rates of commissions, it will adversely affect our margins.

We rely on third-party national distribution companies to market our GDS services in certain regions.

Our GDSs utilize third-party, independently-owned and managed NDCs to market GDS products and distribute and provide GDS services in certain countries, including Austria, Greece, India, Kuwait, Lebanon, Pakistan, Syria, Turkey and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs. In the Middle East, in conjunction with the termination of an NDC agreement on December 31, 2008, we established our own sales and marketing organizations in the United Arab Emirates, Saudi Arabia and Egypt and entered into new NDC relationships with third parties in other countries.

We rely on our NDCs and the manner in which they operate their business to develop and promote our global GDS business. Our top ten NDCs generated approximately $227 million, or 11%, of our GDS revenue, for the year ended December 31, 2009. We pay each of our NDCs a commission relative to the number of segments booked by subscribers with which the NDC has a relationship. The NDCs are independent business operators, are not our employees, and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees further and to lower commissions. Recent examples include Delta’s acquisition of Northwest, Lufthansa’s acquisition of Swiss International, Brussels Airlines and Austrian Airlines, Air France’s acquisition of KLM and the proposed merger of British Airways and Iberia Airlines, currently due to complete in late 2010. In addition, cooperation has increased within the oneworld, SkyTeam and Star alliances. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity, which may adversely impact the ability of our GDS business to generate revenue.

Consolidation among travel agencies and competition for travel agency customers may also adversely affect our results of operations, since we compete to attract and retain travel agency customers. Reductions in commissions paid by some travel suppliers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and GDS-paid inducements and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agency customers and increases the ability of those travel agencies to negotiate higher GDS-paid inducements. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our GDS business, particularly in regions in which our GDSs are a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase inducements, pre-pay inducements or increase spending on marketing or product development.

In addition, any consolidation among the airlines for which we provide IT hosting systems could impact our Airline IT Solutions business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate. For example, as a result of Delta and Northwest integrating their operations, we anticipate that annual revenue attributable to our contracts with these airlines, which include Airline IT Solutions and transaction processing services, will decrease in 2010.

We may not successfully realize our expected cost savings.

We may not be able to realize our expected cost savings, in whole or in part, or within the time frames anticipated. Our cost savings and efficiency improvements are subject to significant business, economic and competitive uncertainties, many of which are beyond our control. We are pursuing a number of initiatives to further reduce operating expenses, including converging our underlying operating platforms, migrating mainframe technology to open systems, tightening integration of applications development and the simplification of internal systems and processes. The outcome of these initiatives is uncertain and they may take several years to yield any efficiency gains, or not at all. Failure to generate anticipated cost savings from these initiatives may adversely affect our profitability.

We may not effectively integrate or realize anticipated benefits from future acquisitions.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have, in the past, derived a significant portion of growth in revenue and operating income from acquired businesses, such as Worldspan. In the future, we may enter into other acquisitions and investments, including joint ventures, based on assumptions with respect to operations, profitability and other matters that could subsequently prove to be incorrect. Furthermore, we may fail to successfully integrate any acquired businesses or joint ventures into our operations. If future acquisitions, significant investments or joint ventures do not perform in accordance with our expectations or are not effectively integrated, our business, operations or profitability could be adversely affected.

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of Internet-based products and services, to change our services and infrastructure so they address evolving industry standards, and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We have recently introduced or intend to introduce a number of new products and services, such as our Universal Desktop, Traversa corporate booking tool and next generation search and shopping functions. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.

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

If we are unable to maintain and improve our IT systems and infrastructure, this might result in system interruptions and slowdowns. We have experienced system interruptions in the past. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages, or insufficient capacity which impede us from efficiently providing services to our customers, we may lose customers and revenue or incur liabilities. In addition, our information technologies and systems are vulnerable to damage or interruption from various causes, including:

•	power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events;

•	computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security;

•	the failure of third-party software, systems or services upon which we rely to maintain our own operations; and

•	natural disasters, wars and acts of terrorism.

We do not have backup systems for certain critical aspects of our operations, some systems are not fully redundant and our disaster recovery plan is limited and may not be sufficient in the event of a disaster. In addition, although we have insurance coverage to mitigate losses from a major system interruption, such coverage may not compensate us from all losses, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems, or any substantial loss of data, could significantly curtail our ability to conduct our businesses and generate revenue.

Our GDS business relies primarily on a single data center to conduct our business.

Our GDS business, which utilizes a significant amount of our information technology, and the financial business systems rely on computer infrastructure primarily housed in our data center near Atlanta, Georgia, to conduct our business. In the event the operations of this data center suffer any significant interruptions or the GDS data center becomes significantly inoperable, such event would have a material adverse impact on our business and reputation and could result in a loss of customers. Although we have taken steps to strengthen physical security and add redundancy to this facility, the GDS data center could be exposed to damage or interruption from fire, natural disaster, power loss, war, acts of terrorism, plane crashes, telecommunications failure, computer malfunctions, unauthorized entry and computer viruses. The steps we have taken and are currently taking to prevent system failure may not be successful. Our selected use of disaster recovery systems may not allow us to recover from a system failure fully or on a timely basis, and our property and business insurance may not compensate us for all losses that may occur.

We are dependent upon software, equipment and services provided by third parties.

We are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our businesses. In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis or on commercially reasonable terms, or at all, or be able to do so without significant cost or disruptions to our businesses, and our relationships with our customers may be adversely impacted. We have experienced occasional system outages arising from services that were provided by one of our key third-party providers. Any failure by us to secure agreements with such third parties, or of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We provide IT services to travel suppliers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.

Through our Airline IT Solutions business, we provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of 11 airlines worldwide, including Delta and United, and provides IT subscription services for mission-critical applications in fares, pricing and e-ticketing, directly and indirectly, to 235 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively impact revenue. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

We host and manage the reservations systems of United, among others, and provide related services pursuant to an agreement that expires in 2013. In September 2005, United announced its intention to transition its reservations systems from us to another provider and under the terms of the agreement has been permitted to do so from January 1, 2010. We do not currently expect that United will terminate its agreement with us or transfer its reservations systems from us to another provider. However, if United did carry out its announced intention, our results of operations could be adversely affected due to the loss of revenue from this agreement.

In addition, Delta, one of our largest IT services customers, has completed its acquisition of Northwest, another of our largest IT services customers. As part of their integration, Delta and Northwest have migrated to a common IT platform and will have reduced needs for our IT services after the integration. As a result, we anticipate that the annual revenue attributable to our hosting services provided to these airlines will decrease.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, evolving security standards, differing views of personal privacy rights or security breaches.

In the processing of our travel transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, typically intended to protect the privacy and security of personal information. It is also subject to evolving security standards for credit card information that is collected, processed and transmitted.

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, government agencies in the United States have implemented initiatives to enhance national and aviation security in the United States, including the Transportation Security Administration’s Secure Flight program and the Advance Passenger Information System of US Customs and Border Protection. These initiatives primarily affect airlines. However, to the extent that the airlines determine the need to define and implement standards for data that is either not structured in a format we use or is not currently supplied by our businesses, we could be adversely affected. In addition, the European Union and other governments are considering the adoption of passenger screening and advance passenger systems similar to the US programs. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the type and format of data currently supplied by our businesses. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the type and format of data currently supplied by our businesses.

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

We are exposed to risks associated with online commerce security.

The secure transmission of confidential information over the Internet is essential in maintaining travel supplier confidence in our services. Substantial or ongoing security breaches, whether instigated internally or externally on our system or other Internet-based systems, could significantly harm our business. Our travel suppliers currently require end customers to guarantee their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

We incur substantial expense to protect against and remedy security breaches and their consequences. However, our security measures may not prevent security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third-party) that is able to circumvent our security systems could also obtain proprietary information or cause significant interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause our current and potential travel suppliers to lose confidence in our security, which would have a negative effect on the demand for our products and services.

Moreover, public perception concerning security and privacy on the Internet could adversely affect customers’ willingness to use websites for travel services. A publicized breach of security, even if it only affects other companies conducting business over the Internet, could inhibit the use of online payments and, therefore, our services as a means of conducting commercial transactions.

We are subject to additional risks as a result of having global operations.

We operate in approximately 160 countries. The principal risks to which we are subject as a result of having global operations are:

•	delays in the development of the Internet as a communication, advertising and commerce medium in certain countries;

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure in various countries;

•	differences and changes in regulatory requirements and exposure to local economic conditions;

•	changes in tax laws and regulations, and interpretations thereof;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights;

•	diminished ability to enforce our contractual rights;

•	currency risks; and

•	withholding and other taxes on remittances and other payments by subsidiaries.

Our ability to attract, train and retain senior management and other qualified employees is crucial to our results of operations and future growth.

We depend significantly on the continued services and performance of our senior management, particularly our professionals with experience in the GDS industry. Any of these individuals may choose to terminate their employment with us at any time, subject to any notice periods. The specialized skills we require are difficult and time-consuming to acquire and, as a result, such skills are and are expected to remain in limited supply. It requires a long time to hire and train replacement personnel. An inability to hire, train and retain a sufficient number of qualified employees could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our business, financial condition or results of operations.

We have recorded and may need to record additional impairment charges relating to our businesses.

We assess the carrying value of goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. During the third quarter of 2009, we observed indications of potential impairment related to our GTA segment, specifically that the business performance in what historically has been the strongest period for GTA due to peak demand for travel, was weaker than expected. This resulted in a reduction to the revenue forecasts for GTA as it was concluded that the recovery in the travel market in which GTA operates will take longer than originally anticipated. As a result, an impairment assessment was performed. We determined that additional impairment analysis was required as the carrying value exceeded the fair value. The estimated fair value of GTA was allocated to the individual fair value of the assets and liabilities of GTA as if GTA had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value required us to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. As a result of this assessment, we recorded a non-cash impairment charge of $833 million during the third quarter of 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in our consolidated statement of operations. A further deterioration in the GTA business, or in any other of our businesses, may lead to additional impairments in a future period.

We have a substantial level of indebtedness which may have an adverse impact on us.

We are highly leveraged. As of December 31, 2009, our total indebtedness was $3,663 million. We have an additional $270 million available for borrowing under our revolving credit facility. In addition, we maintain a $150 million synthetic letter of credit facility. As of December 31, 2009, we had issued approximately $136 million in letters of credit under our synthetic letter of credit facility, with $14 million available. Pursuant to our Separation Agreement with Orbitz Worldwide, we maintain letters of credit under our synthetic letter of credit facility on behalf of Orbitz Worldwide. As of December 31, 2009, we had commitments of approximately $62 million in letters of credit outstanding on behalf of Orbitz Worldwide. Of our total indebtedness as of December 31, 2009, approximately $2.3 billion is scheduled to mature in 2013 and $1.3 billion thereafter.

Our substantial level of indebtedness could have important consequences for us, including the following:

•	requiring a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund our operations, capital expenditure and future business opportunities;

•	exposing us to the risk of higher interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities and our senior notes, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for acquisitions or other strategic purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage to our less highly leveraged competitors; and

•	making us more vulnerable to general economic downturns and adverse developments in our businesses.

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of, their capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or their assets;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

In addition, under the senior secured credit agreement, we are required to satisfy and maintain compliance with a maximum total leverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control and, in the longer term, we may not be able to meet that ratio. A breach of any of these covenants could result in a default under the senior secured credit agreement and the indentures governing our notes. Upon the occurrence of an event of default under the senior secured credit agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We pledged a significant portion of our assets as collateral under the senior secured credit agreement. If the lenders under the senior secured credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay the senior secured credit agreement as well as our unsecured indebtedness, including the notes.

Despite our high indebtedness level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in connection with an acquisition or for other strategic purposes in the future. In addition to our currently available borrowings, the terms of our indentures permit us to increase commitments under the revolving credit facility or to add incremental term loan facilities by an aggregate amount of up to $500 million, of which $150 million was utilized as of December 31, 2009. All of those borrowings and any other secured indebtedness permitted under the senior secured credit agreement and the indentures are effectively senior to our notes and the subsidiary guarantees. If we were to increase such commitments or add such facilities, the risks associated with our substantial level of indebtedness, which could limit our financial and operational flexibility, would increase. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness.

Government regulation could impose taxes or other burdens on us which could increase our costs or decrease demand for our products.

We rely upon generally available interpretations of tax laws and regulations in the countries in which we operate and for which we provides travel inventory. We cannot be certain that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not pay or collect on behalf of authorities and increase the costs of our products or services, which would increase our costs of operations.

Changes in tax laws or interpretations may result in an increase in our effective tax rate.

We have operations in various countries that have differing tax laws and rates. A significant portion of our revenue and income is earned in countries with low corporate tax rates and we intend to continue to focus on growing our businesses in these countries. Our income tax reporting is subject to audit by domestic and foreign authorities, and our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties, and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

We are contractually obliged to indemnify Avis Budget for certain taxes relating to our separation from Avis Budget.

Our separation from Avis Budget involved a restructuring of our business whereby certain of our non-US subsidiaries were separated independently of our separation from Avis Budget. It is possible that the independent separation of these non-US subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these non-US subsidiaries been separated with us. In order to induce Avis Budget to approve the separation structure, we agreed to indemnify Avis Budget for any increase in Avis Budget’s tax liability resulting from the structure. We made a payment to Avis Budget of approximately $6 million under the indemnity during the fourth quarter of 2007. We are not able to predict the amount of any future additional tax liability that we may be required to pay. Pursuant to a tax sharing agreement entered into with respect to its initial public offering, Orbitz Worldwide is required to indemnify us for 29% of any such tax-related liability. To the extent that our obligation to indemnify Avis Budget subjects us to additional costs, such costs could significantly and negatively affect our financial position.

Fluctuations in the exchange rate of the US dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in US dollars. While most of our revenue is denominated in US dollars, a portion of our revenue and costs, including interest obligations on a portion of our senior secured credit facilities and on the senior euro denominated notes, and senior subordinated euro denominated notes, is denominated in other currencies, such as pounds sterling, the euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into US dollars upon consolidation. If the US dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income or loss. Similarly, our local currency-based net assets, revenue, operating expenses, and net income or loss will decrease if the US dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

Our sponsors control us and may have conflicts of interest with us or the holders of our bonds in the future.

Investment funds associated with or designated by affiliates of Blackstone, TCV and OEP, or our Sponsors, beneficially own substantially all of the outstanding voting shares of our ultimate parent company. As a result of this ownership, the Sponsors are entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our articles of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether note holders believe that any such transactions are in their own best interests. Through their control of us, the Sponsors also control all of our subsidiaries.

The interests of the Sponsors may differ from holders of our bonds in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors and their affiliates, as equity holders, might conflict with the interests of our note holders. The Sponsors and their affiliates may also have an interest in pursuing acquisitions, divestitures, financings (including financings that are senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our bonds. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Sponsors may have an interest in our doing so. For example, borrowings under our revolving credit facility and a portion of the proceeds from asset sales may be used for such purposes.

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

We have faced and in the future could face claims that we have infringed the patents, copyrights, trademarks or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us or such travel suppliers could require us to spend significant time and money in litigation or pay damages. Such claims could also delay or prohibit the use of existing, or the release of new, products, services or processes, and the development of new intellectual property. We could be required to obtain licenses to the intellectual property that is the subject of the infringement claims, and resolution of these matters may not be available on acceptable terms or at all. Intellectual property claims against us could have a material adverse effect on our business, financial condition and results of operations, and such claims may result in a loss of intellectual property protections that relate to certain parts of our business.

We may become involved in legal proceedings and may experience unfavorable outcomes.

We may in the future become subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings could involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

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

Our consumer and retail distribution channels are subject to laws and regulations relating to sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to be licensed or bonded in various jurisdictions and to comply with certain disclosure requirements. As a seller of air transportation products in the United States, we are also subject to regulation by the US Department of Transportation, which has authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority.

In Europe, revised CRS Regulations entered into force on March 29, 2009. These new regulations or interpretations of them may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our systems, prohibit or limit us from offering services or products, or limit our ability to establish or change fees.

The new CRS Regulations require GDSs, among other things, to clearly and specifically identify in their displays any flights that are subject to an operating ban within the European Community and to introduce a specific symbol in their displays to identify each so-called blacklisted carrier. We meet our obligations under the CRS Regulations by displaying the European Commission’s blacklist on the information pages accessible by travel agents through our displays. We are inhibited from applying a specific symbol to identify a blacklisted carrier in our displays as the European Commission’s blacklist does not currently identify blacklisted carriers with an IATA airline code. A common solution for all GDSs is being sought through further dialogue with the European Commission.

Annex 1(9) of the CRS Regulations requires a GDS to display a rail or rail/air alternative to air travel, on the first screen of its principal display, in certain circumstances. We have few rail participants in our GDSs. We can display direct point to point rail services in our GDS principal displays, for those rail operators that participate in our GDSs. Given the lack of harmonization in the rail industry, displaying rail connections in a similar way to airline connections is extremely complex, particularly in relation to timetabling, ticketing and booking systems. We are working towards a solution that will include functionality to search and display connected rail alternatives at such time as the rail industry in Europe provides a technically efficient means to do so.

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

Risks Relating to Our Relationship with Orbitz Worldwide

We have recorded a significant charge to earnings, and may in the future be required to record additional significant charges to earnings if our investment in the equity of Orbitz Worldwide becomes further impaired.

We own approximately 48% of the outstanding equity of Orbitz Worldwide. We recorded losses of $162 million related to our investment in Orbitz Worldwide for the year ended December 31, 2009.

We are required under accounting principles generally accepted in the United States (“US GAAP”) to review our investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. We evaluate our equity investment in Orbitz Worldwide for impairment on a quarterly basis. This analysis is focused on the market value of Orbitz Worldwide shares compared to the book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. In addition, in the event that we acquire a majority interest in Orbitz Worldwide, we will be required to consolidate Orbitz Worldwide in our consolidated financial statements.

As of December 31, 2009, the fair market value of our investment in Orbitz Worldwide was approximately $292 million and the book value of our investment was approximately $60 million. The results of Orbitz Worldwide for the year ended December 31, 2009 were impacted by the impairment charge recorded by Orbitz Worldwide amounting to $332 million in the three months ended March 31, 2009. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of the impairment. As a result of losses incurred by Orbitz Worldwide during the three months ended March 31, 2009, we recorded a non-cash charge of $161 million related to our investment. Although Orbitz Worldwide’s stock price has increased considerably since March 31, 2009, we may be required in the future to record additional charges to earnings if our investment in the equity of Orbitz Worldwide becomes further impaired. Any such charges would adversely impact our results of operations.

Orbitz Worldwide is an important customer of our businesses.

Orbitz Worldwide is our largest GDS subscriber, accounting for 14% of our GDS-processed air segments in the year ended December 31, 2009. In addition, Orbitz Worldwide, through a hotel inventory access agreement with our GTA business, accounted for approximately $3 million in revenue, or 1% of GTA’s revenue, in the year ended December 31, 2009. Our agreements with Orbitz Worldwide may not be renewed at their expiration or may be renewed on terms less favorable to us. In the event Orbitz Worldwide terminates its relationships with us or Orbitz Worldwide’s business is materially impacted for any reason and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDSs or GTA business, our business and results of operations would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Headquarters and corporate offices

Our corporate headquarters are located in New York, New York, under a lease with a term of 4 years which expires in April 2011.

We also have corporate offices in leased space in Langley in the United Kingdom and in Atlanta, Georgia. Our Langley lease has a term of 15 years and expires in June 2017. Our Atlanta lease has a term of ten years and expires in December 2014.

Operations

Our GDS operational business global headquarters are located in our Langley, United Kingdom offices.

Our GDS operational business US headquarters are located in Atlanta, Georgia.

Our GTA operational business global headquarters are located in London, United Kingdom, under a lease with a term of 15 years which expires in June 2022.

In addition, we have leased facilities in over 40 countries that function as call centers or fulfillment or sales offices. Our GDS product development centers are located in leased offices in Denver, Colorado, under a 15 year lease expiring in July 2014, and leased offices in Kansas City, Missouri under a lease expiring in July 2010.

The table below provides a summary of our key facilities:

Location	Purpose	Leased / Owned

New York, New York, United States	Corporate Headquarters	Leased
Langley, United Kingdom	GDS Operational Business Global Headquarters	Leased
Atlanta, Georgia, United States	GDS Operational Business US Headquarters	Leased
London, United Kingdom	GTA Operational Business Global Headquarters	Leased
Atlanta, Georgia, United States	GDS Data Center	Leased
Denver, Colorado, United States	GDS Product Development Center	Leased
Denver, Colorado, United States	GDS Data Center	Owned
Kansas City, Missouri, United States	GDS Product Development Center	Leased

Data Centers

We operate a data center out of leased facilities in Atlanta, Georgia pursuant to a lease that expires in August 2022. The Atlanta facility is leased from Delta. We recently moved our systems infrastructure and web and database servers for our Galileo GDS operations from our Denver, Colorado facility to the Atlanta, Georgia, facility which, prior to the consolidation, supported our Worldspan operations. The Atlanta data center powers travel agency terminals and internet travel websites and provides access 24 hours a day, seven days a week, and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Technology (a subsidiary of Delta). We and Delta each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area. We use our data center in Denver, which we own, to offer disaster recovery and co-location services and intend to use it as part of our disaster recovery plan in the longer term.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Travelport Holdings Limited. There is no public trading market for our common stock.

In 2009, we made an aggregate of approximately $227 million in distributions to Travelport Holdings Limited, our parent company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Financing Arrangements” for a discussion of potential restrictions on our ability to pay dividends or make distributions in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2007, 2006, and 2005 and the statement of operations data and statement of cash flows data for the periods July 13, 2006 (Formation date) through December 31, 2006 and January 1, 2006 through August 22, 2006 and for the year ended December 31, 2005 are derived from audited financial statements that are not included in this Annual Report on Form 10-K.

On August 23, 2006, we completed the acquisition of the Travelport businesses of Cendant Corporation (now known as Avis Budget Group, Inc.) (the “Acquisition”). Prior to the Acquisition, our operations were limited to entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget Group, Inc. are considered a predecessor company (the “Predecessor”) to Travelport. The financial statements as of December 31, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2009, 2008 and 2007 and for the period July 13, 2006 (Formation Date) to December 31, 2006 are for Travelport on a successor basis (the “Company”).

On August 21, 2007, we acquired 100% of Worldspan Technologies Inc. (“Worldspan”) for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers worldwide and its results are included as part of our GDS segment from the acquisition date forward.

We were the sole owner of Orbitz Worldwide, Inc. (“Orbitz Worldwide”) until July 25, 2007 when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. We continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, we transferred approximately 11% of the then outstanding equity in Orbitz Worldwide out of the Company. As a result of this transaction, effective October 31, 2007, we no longer consolidate Orbitz Worldwide, and account for our investment in Orbitz Worldwide under the equity method of accounting.

The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The unaudited combined results of the Predecessor for the period in 2006 and in 2005 are not necessarily comparable due to the change in basis of accounting resulting from our acquisition of the Predecessor and the change in capital structure. Our historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Statement of Operations Data

	Company (Consolidated)				Predecessor (Combined)

				July 13, 2006
				(Formation Date)	January 1,
	Year Ended	Year Ended	Year Ended	Through	2006 Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	August 22,	December 31,
(in $ millions)	2009	2008	2007	2006	2006	2005
Net revenue	2,248	2,527	2,780	823	1,693	2,385

Costs and expenses
Cost of revenue	1,090	1,257	1,170	375	714	997
Selling, general and administrative	567	648	1,287	344	647	839
Separation and restructuring charges	19	27	90	18	92	22
Depreciation and amortization	243	263	248	77	123	201
Impairment of goodwill, intangible assets and other long-lived assets	833	1	1	14	2,364	422
Other (income) expense	(5)	7	2	—	(7)	(4)

Total costs and expenses	2,747	2,203	2,798	828	3,933	2,477

Operating (loss) income	(499)	324	(18)	(5)	(2,240)	(92)
Interest expense, net	(286)	(342)	(373)	(150)	(39)	(27)
Gain on early extinguishment of debt	10	29	—	—	—	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide and other investments	(775)	11	(391)	(155)	(2,279)	(119)
Benefit (provision) for income taxes	68	(43)	(41)	(3)	116	76
Equity in losses of investment in Orbitz Worldwide and other investments	(162)	(144)	(4)	(1)	(1)	(1)

Loss from continuing operations, net of tax	(869)	(176)	(436)	(159)	(2,164)	(44)
Loss from discontinued operations, net of tax	—	—	(1)	(2)	(6)	(6)
(Loss) gain from disposal of discontinued operations, net of tax	—	—	(6)	8	(6)	—

Net loss	(869)	(176)	(443)	(153)	(2,176)	(50)
Less: Net (income) loss attributable to non-controlling interest in subsidiaries	(2)	(3)	3	—	—	—

Net loss attributable to the Company	(871)	(179)	(440)	(153)	(2,176)	(50)

Balance Sheet Data

					Predecessor
	Company (Consolidated)				(Combined)

	December 31,	December 31,	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007	2006	2005
Cash and cash equivalents	217	345	309	85	88
All other current assets	524	557	714	649	1,467
Property and equipment, net	452	491	532	508	500
Goodwill and other intangible assets, net	2,887	3,789	3,984	4,480	5,202
All other non-current assets	266	388	611	416	763

Total assets	4,346	5,570	6,150	6,138	8,020

Accounts payable, accrued expenses and other current liabilities	927	923	1,043	1,179	960
Long-term debt	3,640	3,783	3,751	3,623	352
All other non-current liabilities	371	445	466	569	523

Total liabilities	4,938	5,151	5,260	5,371	1,835

Total equity	(592)	419	890	767	6,185

Total liabilities and equity	4,346	5,570	6,150	6,138	8,020

Statement of Cash Flows Data

	Company (Consolidated)				Predecessor (Combined)

				July 13, 2006
				(Formation	January 1,
	Year Ended	Year Ended	Year Ended	Date) Through	2006 Through	Year Ended
	December 31,	December 31,	December 31,	December 31,	August 22,	December 31,
(in $ millions)	2009	2008	2007	2006	2006	2005
Net cash provided by operating activities of continuing operations	239	124	224	—	268	546
Net cash (used in) provided by investing activities of continuing operations	(55)	(84)	(1,141)	(4,310)	84	(2,123)
Net cash (used in) provided by financing activities of continuing operations	(317)	6	1,137	4,394	(382)	1,653
Effects of changes in exchange rates on cash and cash equivalents	5	(10)	4	2	8	(36)

Net (decrease) increase in cash and cash equivalents	(128)	36	224	86	(22)	40
Cash provided by (used in) discontinued operations	—	—	2	1	(7)	(1)

Net (decrease) increase in cash and cash equivalents of operations	(128)	36	226	87	(29)	39

Other Financial Data

	Company (Consolidated)					Predecessor (Combined)

					July 13, 2006
					(Formation	January 1,
	Year Ended	Year Ended		Year Ended	Date) Through	2006 Through	Year Ended
	December 31,	December 31,		December 31,	December 31,	August 22,	December 31,
	2009	2008		2007	2006	2006	2005
Ratio of earnings to fixed charges(a)	n/a	1.04	x	n/a	n/a	n/a	n/a

(a)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents earnings from continuing operations before income taxes plus fixed charges. Fixed charges comprise interest for the period and includes amortization of debt financing costs and the interest portion of rental payments. Due to the losses in the year ended December 31, 2009, the year ended December 31, 2007, the period July 13, (Formation Date) to December 31, 2006, the period from January 1, 2006 to August 22, 2006 and the fiscal year 2005 earnings would have been insufficient to cover fixed changes by $775 million, $391 million, $155 million, $2,279 million and $119 million, respectively.

Selected Quarterly Financial Data — Unaudited

Provided below is selected unaudited quarterly financial data for 2009 and 2008:

	2009
(in $ millions)	First	Second	Third(a)	Fourth

Net revenue	553	592	570	533
Cost of revenue	278	286	270	256
Operating income (loss)	57	115	(740)	69
Net (loss) income	(170)	40	(740)	1

	2008
(in $ millions)	First	Second	Third	Fourth

Net revenue	666	703	634	524
Cost of revenue	340	362	299	256
Operating income	67	116	93	48
Net (loss) income	(29)	59	(128)	(78)

(a)	During the third quarter of 2009, we recorded an impairment charge of $833 million, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors and events affecting results of operations and the financial condition for the years ended December 31, 2009, 2008 and 2007 and should be read in conjunction with the consolidated financial statements reported in accordance with US GAAP included elsewhere in the document. The discussion includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in “Item 1A: Risk Factors” and elsewhere in this Form on 10-K. Unless otherwise noted, all amounts are in $ millions.

Overview

Travelport is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe we are one of the most diversified of such companies in the world, both geographically and in the scope of the services we provide.

We operate in two business segments:

•	The Global Distribution Systems (“GDS”) business consists of the Travelport GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to more than 950 travel suppliers and approximately 60,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2009, approximately 148 million tickets were issued through our GDS business, with approximately four billion fares available at any one time. Our GDS business executed an average of 75 million searches and processed up to 1.6 billion travel-related messages per day in 2009.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for United and Delta, as well as eight other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services, directly and indirectly, to 235 airlines and airline ground handlers globally. We estimate our IT services were used in the handling of up to 560 million boarded airline passengers in 2009.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory in over 130 countries, through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels. GTA has an inventory of approximately 24,000 hotels worldwide, the substantial majority of which are independent of major hotel chains, and over 56 million hotel rooms on an annual basis.

On October 31, 2007, pursuant to an internal restructuring, we transferred approximately 9.1 million shares, or approximately 11% of the outstanding shares, of Orbitz Worldwide out of Travelport Limited. No shares of Orbitz Worldwide were sold on the open market. As a result of this transaction, we no longer consolidate Orbitz Worldwide, with effect from October 31, 2007, and account for our investment in Orbitz Worldwide under the equity method of accounting.

Segments

GDS

Net Revenue

GDS revenue is primarily derived from transaction fees paid by travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDSs operate an electronic marketplace in which travel suppliers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel suppliers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel suppliers’ services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the GDS. We record and charge one transaction for each segment of an air travel itinerary (e.g., four transactions for a round-trip airline ticket with one connection each way), and one transaction for each car rental, hotel or cruise booking, regardless of the length of time associated with the booking.

Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDSs. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations are estimated based on the historical level of cancellations, which are not significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The later recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

In international markets, our GDS business employs a hybrid sales and marketing model consisting of direct sales SMOs and indirect NDCs. In the United States, our GDS business only employs an SMO model. In markets supported by the Company’s SMOs, we enter into agreements with subscribers which provide for inducements in the form of cash payments, equipment or other services. The amount of the inducements varies depending upon the volume of the subscriber’s business. We establish liabilities for these inducements and recognizes the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, we defer and amortize the expense over the life of the contract. In markets not supported by our SMOs, the GDSs utilize an NDC structure, where feasible, in order to take advantage of the NDC partner’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC’s territory.

We also provide technology services and solutions for the airline and hotel industry focusing on marketing and sales intelligence, reservation and passenger service system and e-commerce solutions. Such revenue is recognized as the service is performed.

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

Orbitz Worldwide

Effective October 31, 2007, we no longer consolidate Orbitz Worldwide.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions:  Travelport’s business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. For the year ended December 31, 2009, approximately 83% of our segment volumes were represented by air segments flown, 5% of segment volumes attributable to other air segments (such as cancellations on the day of travel), with land and sea bookings accounting for the remaining 12%. Between 2003 and 2008, air travel volumes increased at a CAGR of 6.1%, approximately twice the rate of global GDP. During the recent global economic recession, air travel volumes declined, with air passenger volumes remaining flat in the year ended December 31, 2008 and decreasing 3% in the year ended December 31, 2009, each as compared to the corresponding period in the previous year. Total GDS air bookings also declined by 5% in 2008 compared to 2007, and 5% for the year ended December 31, 2009 compared to 2008. Nonetheless, the GDS industry has recently shown signs of entering a cyclical recovery, as measured by GDS-processed air segments booked, with monthly GDS bookings increasing in October 2009 on a year-on-year basis for the first time since April 2008 and increasing significantly in November and December 2009, by 11% and 14%, respectively. The GDS industry is poised to benefit from the recovery and expected future growth in the global travel industry. Total transaction value, or TTV, for the GTA business is driven by room nights and average daily rates achieved by GTA for hotels, which decreased in the year ended December 31, 2009 as compared to 2008 as travelers reduced overnight stays during the global recession and hotels reduced rates in an attempt to maintain volumes. The GTA business has recently shown signs of stabilizing, with the decline in room nights and average daily rates improving during the third and fourth quarters of 2009.

Travelport Share of GDS Industry:  For the year ended December 31, 2009, we accounted for 29% of the global share of GDS-processed air segments processed globally. Our share of GDS-processed air segments increased significantly following the Worldspan Acquisition, from an estimated 22% in 2006 to 29% in 2008. This increase, however, was offset by (i) the loss of Worldspan’s business with Expedia, a decision that was made prior to the Worldspan Acquisition but which impacted us after the Worldspan Acquisition, (ii) growth in the online travel agent channel compared to traditional travel agencies, particularly in Europe, where Travelport’s products and services for online travel agencies during the period were less competitive, and (iii) Travelport’s strategic decision to transition from a national distribution company, or “NDC”, operating model in certain Middle Eastern countries to using sales and marketing organizations, or “SMOs”, resulting in improved margins but reduced segment volumes. Travelport’s share of GDS-processed air segments in the Middle East has nonetheless improved following this transition, increasing from 30% to 32% between July 2009 and December 2009. Travelport is executing a range of initiatives intended to re-capture profitable share in 2010 and beyond.

GDS Air Travel Cancellations:  The GDS business typically earns a fee for each segment cancellation. Revenue is earned as normal on subsequent rebookings, unless further cancellations are made, in which case Travelport receives a smaller fee on each cancellation. In periods where significant volumes of cancellations are made, average revenue per segment increases significantly due to the additional fees with no associated increase in segment volume. For example, during the fourth quarter of 2008, the GDS business experienced an unusually large number of cancelled bookings as travelers, particularly in the corporate sector, cancelled travel plans as a result of the onset of the global economic recession.

Seasonality:  Our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year, with GDS revenue peaking as travelers plan and purchase their spring and summer travel, and as GTA revenue is traditionally highest in the third quarter, as group travel peaks in the third quarter and revenue for the GTA business is generally recognized upon departure of travelers. Revenue then typically flattens or declines in the fourth and first quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Foreign Exchange Movements:  We transact our business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro, Australian dollar and Japanese yen). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Nevertheless, Travelport’s operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

Restructuring:  Since the Acquisition and the Worldspan Acquisition, we have taken a number of actions to enhance organizational efficiency and consolidate and rationalize existing processes. These actions include, among others, the migration of the Galileo data center, formerly located in Denver, Colorado, into the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan, including accounting, sales and marketing and human resources functions; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions, reduced technology costs associated with renegotiated vendor contracts, and, to a lesser extent, cost savings and synergies resulting from a reduction in the amount of office rental space required and related utilities, maintenance and other facility operating costs. As a result, our results of operations have been significantly impacted by these actions.

During 2008, Travelport continued with its business integration and restructuring program, with significant cost savings and other business performance improvements achieved through the following key strategies:

•	Completion of the Travelport re-engineering program which yielded savings of $190 million, over twice the original target of $75 million.

•	Divestiture of non-core assets, which generated over $100 million in cash.

•	Consolidation of Travelport’s two data centers into a single facility to reduce technology costs.

•	Acquisition of software to accelerate the development of Travelport’s Universal Desktop Product for the GDS business.

During 2009, Travelport continued to execute its business integration and restructuring program, which has delivered a further $165 million of synergies associated with the Worldspan Acquisition, over three times the targeted savings of $50 million. Travelport has also undertaken several further strategic initiatives, such as:

•	Establishing direct sales and marketing operations in certain countries in the Middle East.

•	Promoting eNett, a payment services joint venture which is developing innovative integrated payment solutions and billing and settlement services for airlines.

•	Rolling out Traversa, a new online corporate booking tool.

Worldspan Acquisition:  On August 21, 2007, Travelport completed the Worldspan Acquisition. The results of operations of Worldspan are included in the consolidated results of Travelport from the acquisition date forward and are included in the discussions below of the results of operations for the periods during which Worldspan was consolidated.

Deconsolidation of Orbitz Worldwide.  Travelport was the sole owner of Orbitz Worldwide until July 25, 2007 when Orbitz Worldwide completed the initial public offering of approximately 41% of its shares of common stock on the New York Stock Exchange. Travelport continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, Travelport transferred approximately 11% of the outstanding shares in Orbitz Worldwide out of the Company. As a result of these transactions, effective as of October 31, 2007, Travelport no longer consolidates Orbitz Worldwide, and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

Operating Results

We use Segment EBITDA to measure segment operating performance. Segment EBITDA is defined as operating income (loss) before depreciation and amortization, each of which is presented on the Company’s consolidated statements of operations. Segment EBITDA is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management believes Segment EBITDA is helpful in highlighting trends because it excludes the results of transactions that are not considered to be directly related to the underlying segment operations and excludes costs associated with decisions made at the corporate level such as company-wide equity compensation plans and the impact of financing arrangements and derivative transactions.

Segment EBITDA may not be comparable to similarly named measures used by other companies. In addition, this measure should neither be considered as measure of liquidity or cash flows from operations nor measures comparable to net income as determined under US GAAP as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments, and other costs associated with items unrelated to our ongoing operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

					Reconciling
					Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
(in $ millions)	2009	2008	2009	2008	2009	2008	2009	2008

Net revenue	1,981	2,171	267	356	—	—	2,248	2,527
Costs and expenses
Cost of revenue	1,049	1,186	41	71	—	—	1,090	1,257
Selling, general and administrative	326	373	165	171	76	104	567	648
Restructuring charges	6	14	4	4	9	9	19	27
Depreciation and amortization	180	194	56	63	7	6	243	263
Impairment of goodwill, intangible assets and other long-lived assets	—	—	833	—	—	1	833	1
Other (income) expense, net	(2)	7	—	—	(3)	—	(5)	7

Total costs and expenses, net	1,559	1,774	1,099	309	89	120	2,747	2,203

Operating income (loss)	422	397	(832)	47	(89)	(120)	(499)	324
Depreciation and amortization	180	194	56	63

Segment EBITDA	602	591	(776)	110

Interest expense, net							(286)	(342)
Gain on early extinguishment of debt							10	29

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide							(775)	11
Benefit (provision) for income taxes							68	(43)
Equity in losses of investment in Orbitz Worldwide							(162)	(144)

Net loss							(869)	(176)

Consolidated Results

The net revenue decrease of $279 million (11%) consists of a $190 million (9%) decline in the GDS segment and an $89 million (25%) decline in the GTA segment. The decline in net revenue is primarily due to reduced global demand which resulted in volume declines in both segments, as described in more detail in the segment analysis below.

The cost of revenue decrease of $167 million (13%) consists of a $137 million (12%) decline in the GDS segment and a $30 million (42%) decline in the GTA segment. The decline in cost of revenue is primarily the result of the decline in transaction volume and realization of synergies following the Worldspan Acquisition, as described in more detail in the segment analysis below.

The SG&A decrease of $81 million (13%) is primarily due to a $47 million (13%) decline in the GDS segment and a $6 million (4%) decline in the GTA segment, as detailed in the segment analysis below, and a $28 million (27%) decline in corporate costs and expenses not allocated to the segments, as detailed below.

	Year Ended
	December 31,
(in $ millions)	2009	2008

Corporate administrative expenses	55	63
Transaction and integration costs	9	20
Equity-based compensation	10	5
Monitoring fees	7	8
Other, including (loss) gain on foreign currency derivatives	(5)	8

Total	76	104

The decrease in corporate administrative expenses is primarily the result of the synergies realized subsequent to the Worldspan Acquisition and cost savings associated with the restructuring programs.

Restructuring Charges

Restructuring charges decreased by $8 million (30%) as our actions to enhance organizational efficiency and consolidate and rationalize existing processes were greater in 2008 following the acquisition of Worldspan in 2007.

Depreciation and Amortization

Depreciation and amortization decreased $20 million (8%) primarily due to the accelerated depreciation on assets in the year ended December 31, 2008 related to the integration of the GDS data center, the decline in amortization expense in GTA as a result of a reduction in amortizable intangible assets following the impairment taken in 2009 and the impact of the Euro weakening relative to the dollar during 2009, which affected amortization amounts relating to Euro denominated assets of the GTA business.

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

As a result of prolonged, difficult economic conditions affecting the GTA business, the earnings of the GTA segment were less than expected over 2009. Demand for the travel services that GTA provides declined during the first half of 2009, with earnings weakening further during the third quarter of 2009. This third quarter period has historically been the strongest for GTA, when demand for travel is at its peak. As a result, we concluded the travel market in which GTA operates would take longer than originally anticipated to recover and, therefore, the earnings of GTA would take longer to recover to levels consistent with levels prior to the downturn in the market. These circumstances indicated that the carrying value of GTA goodwill and intangible assets may have been impaired and, therefore we performed an impairment test.

As a result of that testing, we concluded that the goodwill, trademarks and tradenames, and customer relationships related to the GTA business were impaired. Accordingly, we recorded an impairment charge of $833 million during the third quarter of 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships.

Other Income (Expense)

Other income in the year ended December 31, 2009 comprises a $5 million gain on the sale of assets. During the corresponding period in 2008, the business incurred a $7 million net loss on asset disposals.

Interest Expense, Net

Interest expense, net, decreased by $56 million (16%) primarily due to (i) a $22 million decrease in interest expense as a result of interest rate swap contracts for which non-cash interest charges were recorded in

2008 of $28 million compared to $6 million in 2009, (ii) a $24 million decrease in interest expense due to lower interest rates, and (iii) a $10 million reduction in interest expense primarily due to a lower debt balance.

Income Taxes

Our tax benefit (provision) differs materially from the benefit (provision) at the U.S. Federal statutory rate primarily as a result of (i) there is no deferred tax liability in relation to goodwill and therefore no deferred tax benefit upon its impairment, (ii) we are subject to income tax in numerous non-U.S. jurisdiction with varying rates on average and (iii) a valuation allowance established against the losses generated in the U.S. due to the historical losses in that jurisdiction and release of a portion of that allowance in 2009.

The reconciliation from the statutory tax charge at the U.S. tax rate of 35%

	Year Ended
	December 31,
(in $ millions)	2009	2008

Tax benefit (provision) at US Federal statutory rate of 35%	271	(4)
Non-deductible impairment charges and amortization of intangible assets	(175)	(4)
Taxes on non-US operations at alternative rates	(53)	(31)
Liability for uncertain tax positions	(13)	(12)
Non-deductible compensation	(3)	(9)
Valuation allowance released	16	—
Other	25	17

Benefit (provision) for income taxes	68	(43)

Equity in Losses of Investment in Orbitz Worldwide

Our losses incurred from our investment in Orbitz Worldwide have increased $18 million, from $144 million in 2008 to $162 million in 2009. These losses reflect our 48% ownership interest in the losses incurred by Orbitz Worldwide, which have been impacted significantly by impairment charges of $332 million and $297 million for the years ended December 31, 2009 and 2008, respectively.

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2009	2008	$	%

Transaction processing revenue	1,758	1,932	(174)	(9)
Airline IT solutions revenue	223	239	(16)	(7)

GDS revenue	1,981	2,171	(190)	(9)

Transaction processing revenue by region is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2009	2008	$	%

Americas	726	764	(38)	(5)
Europe	505	565	(60)	(11)
MEA	263	333	(70)	(21)
APAC	264	270	(6)	(2)

Transaction processing revenue	1,758	1,932	(174)	(9)

GDS revenue decreased $190 million (9%) as a result of a $174 million (9%) decrease in transaction processing revenue and a $16 million (7%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased by $38 million (5%) due to a 7% decline in segments, partially offset by a 1% increase in average revenue per segment. Europe transaction processing revenue decreased by $60 million (11%) due to a 9% decline in segments and a 2% decline in average revenue per segment. MEA transaction processing revenue decreased by $70 million (21%) due to a 23% decline in segments, partially offset by a 2% increase in average revenue per segment. APAC transaction processing revenue decreased by $6 million (2%) due to a 5% decline in segments, partially offset by a 3% increase in average revenue per segment. Airline IT Solutions revenue decreased by $16 million (7%) due to lower hosting revenues.

The GDS business experienced continued reduced global demand during the year ended December 31, 2009, as reflected in the 9% reduction in volume which was attributable to global economic conditions, including lowered consumer confidence, reduced business travel and a reduction in airline capacity. The revenue decline in the MEA region was also impacted by our decision to focus on developing our own sales and marketing operations, which target higher margins on lower segment volumes. The overall net increase in average revenue per segment in which we operate was primarily due to the successful implementation of a new pricing strategy introduced in the second quarter of 2008.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2009	2008	$	%

Commissions	771	848	(77)	(9)
Telecommunication and technology costs	278	338	(60)	(18)

Cost of revenue	1,049	1,186	(137)	(12)

GDS cost of revenue decreased by $137 million (12%) as a result of a $77 million (9%) decrease in commissions paid to travel agencies and NDCs and a $60 million (18%) decrease in telecommunication and technology costs. The 9% decrease in commissions is primarily attributable to the 9% decline in volumes for the GDS business. The decrease in telecommunication and technology costs primarily reflects the synergies realized following the Worldspan Acquisition, including the migration of our data center, as well as declines in transaction volume. The synergies contributed to a reduction in telecommunication and technology costs of approximately $81 million in 2009 compared to approximately $28 million in 2008.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased $47 million (13%) primarily as a result of a $37 million reduction in transaction and integration costs and $20 million of incremental synergies related to the Worldspan Acquisition. During 2009, we incurred approximately $17 million in transaction and integration costs primarily related to the Worldspan Acquisition and costs associated with the decision to relocate certain administrative functions from the United States to the United Kingdom as compared to $54 million in 2008. The transaction and integration costs include the costs incurred to complete the migration of the Denver, Colorado data center to the technology and data center in Atlanta, Georgia during the year ended December 31, 2008. As a result of the data center migration, and other synergy actions undertaken associated with the integration of Worldspan, we realized $20 million of incremental synergies during 2009. The synergies contributed to a reduction in SG&A costs of approximately $63 million in 2009 compared to $43 million in 2008. These cost reductions were partially offset by a $10 million increase in operating costs, including incremental costs incurred related to the decision to focus upon developing the GDS sales and marketing operations in the Europe and MEA regions and the impact of foreign currency exchange rates.

GTA Segment

Net Revenue

GTA revenue decreased $89 million (25%) from $356 million in the year ended December 31, 2008 to $267 million in the year ended December 31, 2009. The decrease in revenue is primarily due to (i) a $30 million reduction due to a decrease in TTV, (ii) a $24 million reduction in rates and margin, (iii) a $20 million decrease in sales of risk bearing inventory, and (iv) a $14 million decrease due to unfavorable exchange rate movements. Global TTV declined 16% primarily due to 12% fewer room nights as travelers reduced overnight stays in response to deteriorating global economic conditions.

Cost of Revenue

GTA cost of revenue decreased $30 million (42%) from $71 million in the year ended December 31, 2008 to $41 million in the year ended December 31, 2009. The decrease in cost of revenue is primarily due to a $21 million decrease in transactions for which GTA takes inventory risk from $39 million for the year ended December 31, 2008 to $18 million for the year ended December 31, 2009 and $9 million primarily as a result of the impact of cost reduction actions.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A decreased $6 million (4%) from $171 million in the year ended December 31, 2008 to $165 million in the year ended December 31, 2009, primarily due to $16 million of cost reduction actions, partially offset by a $2 million unfavorable impact of foreign exchange movements and an $8 million increase in bad debt expense due to delinquencies experienced in the year ended December 31, 2009. These factors, coupled with a decrease in revenue of $89 million, resulted in SG&A increasing as a percentage of revenue from 48% for the year ended December 31, 2008 to 62% for the year ended December 31, 2009.

Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

As a result of prolonged, difficult economic conditions affecting the GTA business, the earnings of the GTA segment were less than expected during 2009. Demand for the travel services that GTA provides declined during the first half of 2009, with earnings weakening further during the third quarter of 2009. The third quarter period has historically been the strongest for GTA, when demand for travel is at its peak. As a result, GTA concluded the travel market in which it operates would take longer than originally anticipated to recover and, therefore, the earnings of GTA would take longer to recover to levels consistent with levels prior to the downturn in the market. Management believed these circumstances indicated that the carrying value of GTA goodwill and intangible assets may have been impaired and, therefore, we performed an impairment test.

As a result of this testing, we concluded that the goodwill, trademarks and tradenames, and customer relationships related to the GTA business were impaired. Accordingly, we recorded an impairment charge of $833 million during the third quarter of 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames, and $255 million related to customer relationships.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

							Reconciling
							Items
							Corporate and
					Orbitz		Unallocated
	GDS Segment		GTA Segment		Worldwide		Expenses		Consolidated
	Year Ended		Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,		December 31,
(in $ millions)	2008	2007	2008	2007	2008	2007	2008	2007(a)	2008	2007

Net revenue	2,171	1,772	356	330	—	743	—	(65)	2,527	2,780
Cost and expenses
Cost of revenue	1,186	968	71	52	—	215	—	(65)	1,257	1,170
Selling, general and administrative	373	332	171	199	—	425	104	331	648	1,287
Separation and restructuring charges	14	24	4	2	—	1	9	63	27	90
Depreciation and amortization	194	138	63	62	—	45	6	3	263	248
Impairment of goodwill, intangible assets and other long-lived assets	—	—	—	—	—	—	1	1	1	1
Other expense, net	7	2	—	—	—	—	—	—	7	2

Total costs and expenses, net	1,774	1,464	309	315	—	686	120	333	2,203	2,798

Operating income (loss)	397	308	47	15	—	57	(120)	(398)	324	(18)
Depreciation and amortization	194	138	63	62	—	45

Segment EBITDA	591	446	110	77	—	102

Interest expense, net									(342)	(373)
Gain on early extinguishment of debt									29	—

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide									11	(391)
Provision for income taxes									(43)	(41)
Equity in losses of investment in Orbitz Worldwide									(144)	(4)

Loss from continuing operations									(176)	(436)
Loss from discontinued operations, net of tax									—	(1)
Loss on disposal of discontinued operations, net of tax									—	(6)

Net loss									(176)	(443)

(a)	Includes intersegment eliminations due to transactions with Orbitz Worldwide when it was a consolidated subsidiary.

Consolidated Results

Net revenue in 2008 decreased $253 million (9%) and included (i) a $743 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) $467 million of incremental revenue from the Worldspan Acquisition, which contributed to revenue for the full year of 2008 compared to 2007, when it only consolidated Worldspan for the period from August 21, 2007 through December 31, 2007, (iii) a $26 million increase in the GTA segment, and (iv) a $65 million increase resulting from the reduction of inter-segment eliminations, offset by a $68 million decrease in organic revenue from the GDS segment.

Cost of revenue in 2008 increased $87 million (7%) primarily due to (i) $218 million of incremental costs from the GDS segment, (ii) a $65 million increase from the reduction of inter-segment eliminations of transactions with Orbitz Worldwide and (iii) a $19 million increase at GTA, partially offset by (iv) a $215 million reduction resulting from the deconsolidation of Orbitz Worldwide.

SG&A in 2008 decreased $639 million (50%) primarily due to (i) a $425 million reduction resulting from the deconsolidation of Orbitz Worldwide, (ii) a $227 million decrease in corporate administrative expenses not allocated to the segments as detailed below, (iii) a $28 million decrease from the GTA segment, partially offset by (iv) $41 million of incremental costs from the GDS segment. The table below sets forth additional detail relating to the $227 million decrease in corporate costs and expenses not allocated to the segments from 2007 to 2008.

	Year Ended
	December 31,
(in $ millions)	2008	2007

Corporate administrative expenses	63	78
Transaction and integration costs	20	65
Equity-based compensation	5	187
Sponsor monitoring fees	8	—
Other, including loss on foreign currency derivatives	8	1

Total	104	331

The decrease in corporate administrative expenses is primarily the result of the impact of cost savings initiatives and synergies realized subsequent to the Worldspan Acquisition. The decrease in transaction and integration costs is primarily due to (i) a $13 million decrease in Worldspan integration costs, (ii) a $21 million reduction in one-time corporate transaction costs and (iii) $11 million of costs related to the Orbitz Worldwide IPO. The decrease in equity-based compensation of $182 million is due to the non-cash equity-based compensation in 2007 associated with accelerated vesting.

Separation and Restructuring Charges

Separation and restructuring charges decreased $63 million (70%) as a result of a $57 million one-time sponsor monitoring termination charge occurring in 2007, a $5 million decrease in separation costs and a $1 million decrease in restructuring costs. Restructuring charges decreased $1 million as a result of decreases of $10 million and $1 million in the GDS and Orbitz Worldwide segments, respectively, offset by increases of $8 million and $2 million in Corporate and unallocated and the GTA segment, respectively. Included in the GDS restructuring charges in 2008 are $5 million of incremental costs from the Worldspan Acquisition.

During the year ended December 31, 2008, Travelport incurred $27 million in restructuring charges, all of which related to the restructuring actions taken in 2007. Approximately $14 million and $4 million of the restructuring charges were recorded in the GDS and GTA segments, respectively, and approximately $9 million was recorded in Corporate and unallocated.

During the year ended December 31, 2007, Travelport incurred $28 million in restructuring charges as it committed to various strategic initiatives targeted principally at reducing costs, enhancing organizational efficiency and consolidating and rationalizing existing processes and facilities, including costs related to global headcount reductions and facility consolidations subsequent to the Acquisition. Approximately $24 million, $2 million and $1 million of restructuring charges were recorded in the GDS, GTA and Orbitz Worldwide segments, respectively, and approximately $1 million was recorded in Corporate and unallocated. The remaining $63 million relates to the separation costs and sponsor monitoring termination charge discussed above.

Depreciation and Amortization

Depreciation and amortization increased $15 million (6%) primarily due to (i) $51 million of incremental depreciation and amortization from the consolidation of the full-year results of Worldspan in 2008 compared to approximately four months during 2007, (ii) a $45 million decrease in depreciation and amortization due to the deconsolidation of Orbitz Worldwide and (iii) a $10 million increase primarily due to accelerated depreciation on assets in 2008 related to the integration of the GDS data center and the impact of foreign exchange fluctuations in the GTA segment.

Interest Expense, Net

Interest expense, net, decreased $31 million (8%) primarily due to (i) an approximately $39 million reduction in expense as a result of lower interest rates in 2008, (ii) a $25 million reduction in interest expense in 2007 related to the deconsolidation of Orbitz Worldwide, and (iii) a $20 million reduction in debt issuance costs as a result of the acceleration of the amortization of the deferred financing costs in 2007 associated with an amendment to the senior secured credit agreement. These decreases were partially offset by (i) an increase in interest expense of $26 million, net, related to the Worldspan Acquisition and (ii) a $28 million non-cash pre-tax loss related to the change in fair value of Travelport’s interest rate swaps that are not classified as cash flow hedges.

Equity in Losses of Investments

With effect from October 31, 2007, the investment in Orbitz Worldwide has been accounted for under the equity method of accounting. As a result of losses incurred by Orbitz Worldwide during 2008, a loss of $144 million was recorded related to the investment. The losses reported by Orbitz Worldwide in 2008 include a $297 million charge related to an impairment of its goodwill and intangible assets.

Income Taxes

Our effective tax rate is likely to vary materially both from the statutory tax rate and from year to year. While within an annual period there may be discrete items that impact our effective tax rate, the following items consistently have an impact: (a) we are subject to income tax in numerous non-U.S. jurisdictions with varying tax rates, ( b) our GDS business earnings outside of the U.S. are taxed at an effective rate that is lower than the US rate and at a relatively consistent level of charge, (c) the location of our debt in countries with no or low rates of federal tax implies limited deductions for interest, and (d) a valuation allowance is established against the losses generated in the United States due to the historical losses in that jurisdiction.

The reconciliation from the statutory tax charge at the U.S. rate of 35% to our effective tax rate is as follows:

	Year Ended
	December 31,
(in $ millions)	2008	2007

Tax (provision) benefit at US Federal statutory rate of 35%	(4)	137
Taxes on non-US operations at alternative rates	(31)	(85)
Liability for uncertain tax positions	(12)	(24)
Non-deductible compensation	(9)	(51)
Non-deductible amortization	(4)	—
Other	17	(18)

Provision for income taxes	(43)	(41)

In addition to the normal recurring impacts discussed above, during the year ended December 31, 2007, our effective tax rate was significantly impacted by its stock compensation expense of $187 million associated with the acceleration of vesting of certain equity awards. This had a significant impact on our effective tax rate as this was not deductible for tax purposes.

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2008	2007	$	%

Galileo
Transaction processing revenue	1,385	1,452	(67)	(5)
Airline IT Solutions revenue	99	100	(1)	(1)

	1,484	1,552	(68)	(4)
Worldspan
Transaction processing revenue	547	175	372	*
Airline IT Solutions revenue	140	45	95	*

	687	220	467	*

GDS revenue	2,171	1,772	399	23

*	Not meaningful

Transaction processing revenue for Galileo by region is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2008	2007	$	%

Americas	401	441	(40)	(9)
EMEA	733	749	(16)	(2)
APAC	251	262	(11)	(4)

Transaction processing revenue	1,385	1,452	(67)	(5)

GDS revenue increased by $399 million (23%), including $467 million of incremental revenue as a result of the Worldspan Acquisition. Excluding the incremental revenue from Worldspan, GDS revenue decreased by $68 million (4%) primarily due to a $67 million decrease in transaction processing revenue and a $1 million decrease in Airline IT Solutions revenue. Galileo transaction processing volumes were 9% lower in 2008 and average revenue per segment was 4% higher. Americas’ transaction processing revenue decreased by $40 million (9%) primarily due to an 11% decrease in segments, partially offset by a 2% increase in average revenue per segment. EMEA transaction processing revenue decreased by $16 million (2%) due to a 7% decrease in segments, including an 11% decline in Europe and a 2% decline in MEA, partially offset by a 6% increase in average revenue per segment in the region. APAC transaction processing revenue decreased by $11 million (4%) due to a 9% decrease in segments, partially offset by a 5% increase in average revenue per segment.

The decline in segments booked through the GDSs is primarily due to reduced global demand for travel attributable to recent global economic conditions, including lower consumer confidence, a reduction in airline capacity, reduced business travel and higher travel costs. The increase in average revenue per segment for all regions in which we operate is primarily due to the combination of the successful implementation of a new pricing strategy in the second quarter of 2008 and the unusually high number of cancellations in the fourth quarter of 2008, for which we typically earn a fee, as travelers, particularly business travelers, responded to the worsening global economic recession.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2008	2007	$	%

Commissions	848	689	159	23
Telecommunication and technology costs	338	279	59	21

Cost of revenue	1,186	968	218	23

GDS cost of revenue increased $218 million (23%) primarily due to incremental costs as a result of consolidating the full-year results of Worldspan in 2008, compared to approximately four months during 2007. These incremental costs were partially offset by telecommunications and technology cost reductions resulting from restructuring actions initiated in 2006 and synergies realized following the Worldspan Acquisition. These cost saving initiatives resulted in savings of $74 million in 2008 compared to $56 million in 2007. GDS also realized $28 million in synergies in 2008 following the acquisition of Worldspan, primarily due to cost reductions associated with the migration of the data center.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A increased $41 million (13%) primarily as a result of the incremental costs as a result of consolidating the full-year results of Worldspan in 2008, compared to approximately four months during 2007. The incremental costs incurred were partially offset by cost reductions resulting from restructuring actions initiated in 2006 and synergies realized following the Worldspan Acquisition. These cost savings initiatives resulted in savings of $64 million in 2008 compared to $30 million in 2007. We also realized $43 million in Worldspan synergies in 2008.

GTA Segment

Net Revenue

GTA revenue increased $26 million (8%) from $330 million in the year ended December 31, 2007 to $356 million in the year ended December 31, 2008 primarily as a result of a 3% increase in global TTV, higher margins on overall sales, an increase in transactions for which the business takes inventory risk and favorable foreign exchange, resulting in increased revenue and cost of revenue, partially offset by lower margins within the GTA consumer business.

Cost of Revenue

GTA cost of revenue increased $19 million (37%) from $52 million in the year ended December 31, 2007 to $71 million in the year ended December 31, 2008 primarily as a result of incremental costs incurred as a result of an increase in TTV costs due to foreign exchange and an increase in transactions for which GTA took inventory risk. The value of transactions for which GTA took inventory risk increased from $26 million for the year ended December 31, 2007 to $39 million for the year ended December 31, 2008 as more areas were characterized by high demand, and tight supply required GTA to assume inventory risk in order to preserve availability in these areas. These factors, coupled with an increase in GTA revenue of $26 million, resulted in GTA cost of revenue increasing as a percentage of GTA revenue from 16% for the year ended December 31, 2007 to 20% for the year ended December 31, 2008.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A decreased $28 million (14%) from $199 million in the year ended December 31, 2007 to $171 million in the year ended December 31, 2008 primarily as a result of a $19 million reduction in expense resulting from the impact of foreign exchange fluctuations, $4 million of incremental cost savings initiatives realized during the period and a $6 million decrease in various general administrative and overhead costs. Cost savings initiatives within GTA resulted in savings of $10 million in 2008 compared to $6 million in 2007. These factors, coupled with an increase in GTA revenue of $26 million, resulted in GTA SG&A decreasing as a percentage of GTA revenue from 60% for the year ended December 31, 2007 to 48% for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2009 Compared to December 31, 2008

	As of December 31,		Change
(in $ millions)	2009	2008	$

Current assets	741	902	(161)
Non-current assets	3,605	4,668	(1,063)

Total assets	4,346	5,570	(1,224)

Current liabilities	927	923	4
Non-current liabilities	4,011	4,228	(217)

Total liabilities	4,938	5,151	(213)
Shareholders’ equity	(607)	412	(1,019)
Equity attributable to non-controlling interest in subsidiaries	15	7	8

Total liabilities and equity	4,346	5,570	(1,224)

Current assets.  The decrease of $161 million is a result of (i) a decrease in cash of $128 million, (ii) a $26 million decrease in accounts receivable as a result of improved cash collection, (iii) a $15 million increase in deferred tax primarily due to the release of valuation allowance, and (iii) a $22 million decrease in other current assets primarily due to a decrease in the fair value of derivative assets.

Non-current assets.  The decrease of $1,063 million is primarily a result of (i) $902 million net decrease in goodwill, trademarks and tradenames and other intangible assets, reflecting an impairment charge of $833 million during the year ended December 31, 2009 within our GTA business, $132 million of amortization expense during 2009, $8 million of additions due to two small acquisitions in the GDS business and a $55 million increase as a result of foreign exchange fluctuations, primarily within our GTA business and (ii) a $154 million decrease in our investment in Orbitz Worldwide reflecting our proportionate share of the net loss recorded by Orbitz Worldwide during 2009, including an impairment charge of $332 million.

Current liabilities.  The increase of $4 million is primarily a result of a $4 million increase in the current portion of long-term debt.

Non-current liabilities.  The decrease of $217 million is primarily a result of (i) a $143 million decrease in long-term debt, (ii) a $95 million reduction in deferred income taxes and (iii) a $21 million increase in other non-current liabilities. The decrease in long-term debt is due to the repayment of $263 million of borrowings under the revolving credit facility, repurchases of $28 million aggregate principal amount of our notes, $11 million of required repayments under our senior secured credit facilities and a $6 million net reduction in long-term capital leases, partially offset by a $140 million increase in long-term borrowings under the US dollar denominated portion of our term loan facility and an increase due to foreign exchange fluctuations of $25 million on the Euro denominated long-term term debt.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As at December 31, 2009, our financing needs were supported by $270 million of available capacity under its $300 million revolving credit facility and approximately $14 million of capacity under its $150 million synthetic letter of credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of December 31, 2009. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our consolidated balance sheet and our ability to generate cash from operations and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months. If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2010 by taking cost reduction measures or reducing capital expenditures from existing levels. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

On September 15, 2008, it was reported that Lehman Brothers Holdings Inc. (“Lehman”) had filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. We have an aggregate revolving credit facility commitment of $300 million with a consortium of banks, including Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. LCPI’s total commitment within our credit facility was $30 million; however, we do not expect that future borrowing requests will be honored by LCPI.

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, debt service obligations and debt repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Cash Flows

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
(in $ millions)	2009	2008	2007

Cash provided by (used in):
Operating activities	239	124	224
Investing activities	(55)	(84)	(1,141)
Financing activities	(317)	6	1,137
Effects of exchange rate changes	5	(10)	4

Net (decrease) increase in cash and cash equivalents of continuing operations	(128)	36	224

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

At December 31, 2009, we had $217 million of cash and cash equivalents, a decrease of $128 million compared to December 31, 2008. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating Activities:  For the year ended December 31, 2009, cash provided by operations was $239 million compared to cash provided by operations of $124 million for the year ended December 31, 2008. This is mainly due to a $9 million increase in operating income (after excluding the impact of impairment) and a $116 million improvement in working capital compared to the previous year. There was $7 million of cash inflow from working capital in the year ended December 31, 2009 compared to a $109 million cash outflow from working capital in the year ended December 31, 2008, primarily due to the timing of receivable collections and payments for various accruals and accounts payable. The use of working capital in 2008 reflects the impact of normal operations, as well as uses for several non-recurring events, principally $21 million incurred as a result of the termination of a vendor contract in conjunction with our data center migration from Denver, Colorado to Atlanta, Georgia and $10 million in professional fees related to the preparation for certain potential strategic transactions which were expensed in 2007 but paid in 2008.

Investing Activities:  The use of cash from investing activities for the year ended December 31, 2009 was driven by $58 million of capital expenditures, primarily related to development of our GDS infrastructure and $2 million of acquisition-related payments, offset by $5 million of proceeds from asset sales. The use of cash from investing activities for the year ended December 31, 2008 was driven by $94 million of capital expenditures, partially offset by $10 million of net cash received related to the acquisition of businesses and disposal of assets.

Financing Activities:  The use of cash in financing activities for the year ended December 31, 2009 was $317 million due to $307 million of principal repayments on borrowings, $227 million in cash distributions to our parent company, $7 million of payments for a net share settlement for participants of our long-term equity plan, $3 million of debt finance costs and $4 million of other financing related expenses, partially offset by $144 million received from the issuance of additional term loans and $87 million received related to terminated derivative instruments. The principal repayments on borrowings is comprised of a $263 million repayment of amounts outstanding under the revolving credit facility, $11 million of mandatory term loan payments, $15 million of capital lease payments and $28 million principal amount of debt repurchases. The debt repurchases resulted in a $10 million gain. Net cash provided from financing activities for the year ended December 31, 2008 was $6 million due to $151 million cash used for the repurchase of debt, $60 million in cash distributions to our parent company, $24 million of payments for a net share settlement for participants of our long-term equity plan, $10 million of mandatory term loan payments, and $8 million of capital lease payments, partially offset by $259 million of borrowings under our revolving credit facility.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

At December 31, 2008, we had $345 million of cash and cash equivalents, an increase of $36 million compared to December 31, 2007. The following discussion summarizes the changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Operating Activities:  For the year ended December 31, 2008, our cash provided by operations was $124 million, a decrease of $100 million compared to the year ended December 31, 2007. The decrease was primarily due to the change in our working capital accounts which resulted in a use of cash of $109 million during 2008 and a source of cash of $141 million during 2007. The cash used in working capital was partially offset by an increase in our cash generated through earnings. The use of working capital in 2008 reflects the impact of normal operations, as well as uses for several non-recurring events, principally $21 million incurred as a result of the termination of a vendor contract in conjunction with our data center migration from Denver, Colorado to Atlanta, Georgia and $10 million in professional fees related to the preparation for certain potential strategic transactions which were expensed in 2007 but paid in 2008. In addition, working capital was impacted by approximately $25 million principally for lower 2008 year-end accruals for bonuses as a result of operating performance and interest as a result of the repurchase of debt during 2008. The source of working capital in 2007 includes the impact of Orbitz Worldwide for the ten months ended October 31, 2007 of $29 million, the accrual of $21 million for the termination payments related to the data center migration and the accrual of $57 million related to sponsor monitoring fees. In addition, working capital was positively impacted by approximately $20 million, principally for higher 2007 year-end accruals for bonuses as a result of performance and professional fees as a result of the work performed in preparation for certain potential strategic transactions.

Investing Activities:  The use of cash from investing activities for the year ended December 31, 2008 was driven by $94 million of capital expenditures, partially offset by $10 million of net cash received related to the acquisition of businesses and disposal of assets. During 2008, our capital expenditures included approximately $50 million in investments in our GDS technology infrastructure. Approximately $25 million of the capital expenditures in 2008 were for non-recurring projects. The use of cash from investing activities for the year ended December 31, 2007 was driven by (i) $1,074 million of net cash used to acquire Worldspan and other businesses, (ii) $104 million of capital expenditures, including $45 million used by Orbitz Worldwide, and (iii) the impact on cash of the deconsolidation of Orbitz Worldwide of $39 million, partially offset by (iv) $93 million received from asset sales in 2007, including non-core subsidiaries and a facility in the United Kingdom.

Financing Activities:  Our net cash provided by financing activities was $259 million in 2008, and net cash used in financing activities was $253 million during the same year. The use of cash from financing activities for the year ended December 31, 2008 was due to $151 million in cash used to repurchase debt in 2008, $60 million in cash distributions to our parent company, $24 million of payments for a net share settlement for participants of our long-term equity plan, $10 million of mandatory term loan payments and $8 million of capital lease payments, offset by $259 million of borrowings under our revolving credit facility. We borrowed $259 million under our revolving credit facility in 2008 to further enhance our liquidity and cash position as we continued to execute our business plans. The source of cash from financing activities for the year ended December 31, 2007 was due to approximately $1,040 million borrowed in connection with the Worldspan Acquisition, $600 million from term loans borrowed by Orbitz Worldwide, $477 million of net proceeds generated from the Orbitz Worldwide IPO, a $135 million contribution from our parent company and $5 million from the issuance of capital stock, partially offset by approximately $1,091 million in repayment of term loans and capital lease payments with the proceeds of the Orbitz Worldwide IPO and borrowings under Orbitz Worldwide’s credit facilities and $30 million of debt issuance costs.

Debt and Financing Arrangements

Senior Secured Credit Facilities

Our senior secured credit agreement (the “Credit Agreement”) originally provided financing of $2.6 billion, consisting of (i) a $2,200 million term loan facility, (ii) a $275 million revolving credit facility, and (iii) a $125 million synthetic letter of credit facility. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount, which commenced on December 29, 2006. The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swingline borrowings. The term loan facility and the synthetic letter of credit facility mature in August 2013, and the revolving credit facility matures in August 2012.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the Credit Agreement. All obligations under the Credit Agreement are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited, as intermediate parent guarantor, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries.

All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

In May 2007, the Borrower amended the Credit Agreement to allow for (i) borrowings of $1.04 billion of additional term loans for the Worldspan Acquisition, (ii) an increase of $25 million under the revolving credit facility, (iii) an increase of $25 million under the synthetic letter of credit facility, and (iv) a reduction in the interest rate on the euro denominated term loans from EURIBOR plus 2.75% to EURIBOR plus 2.5%. On August 21, 2007, the Borrower borrowed the maximum allowable amount of term loans of approximately $1 billion to finance the Worldspan Acquisition.

During July 2007, in connection with the proceeds received from the Orbitz Worldwide IPO, the repayment of indebtedness owed by Orbitz Worldwide to us and a dividend paid to us by Orbitz Worldwide, we repaid approximately $1 billion under the Credit Agreement.

During the year ended December 31, 2007, we made a $100 million discretionary repayment of amounts outstanding under the term loan portion of the Credit Agreement and repaid approximately $16 million of borrowings under the senior secured credit facility, as required under the Credit Agreement.

During the year ended December 31, 2008, we repaid approximately $10 million of debt under the senior secured credit facility, as required under the Credit Agreement. In addition, the principal amount outstanding under the euro denominated term loan facility under the Credit Agreement decreased by approximately $22 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by us.

Our aggregate revolving credit facility commitment of $300 million under the Credit Agreement is with a consortium of banks, including LCPI. The availability under the $300 million revolving credit facility has been reduced by $30 million due to LCPI’s status as a defaulting lender. In September 2008, we borrowed $113 million, net of LCPI non-funding, under the revolving credit facility. In October 2008, we borrowed an additional $68 million and €59 million, net of LCPI non-funding, under the revolving credit facility.

As of December 31, 2009, borrowings under the US term loan facility under the Credit Agreement bear interest at LIBOR plus 2.5% with respect to the dollar denominated facility and EURIBOR plus 2.5% with respect to the euro denominated facility. Borrowings under the $300 million revolving credit facility under the Credit Agreement bear interest at LIBOR plus 2.75%. Under the $150 million synthetic letter of credit facility under the Credit Agreement, we must pay a facility fee equal to the applicable margin under the US term loan facility on the amount on deposit. The applicable margin for borrowings under the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted depending on our leverage ratio.

In June 2009, we borrowed $150 million principal amount in additional dollar denominated term loans, discounted to $144 million, under the Credit Agreement. The additional term loans mature on the same maturity date as the existing term loans, and we are required to repay in quarterly installments in aggregate annual amounts equal to 1.00% of the initial principal amount thereof. The additional term loans have an interest rate USLIBOR plus 7.5%, with a USLIBOR minimum interest rate of 3%. The interest rate at December 31, 2009 was 10.5%. During the second quarter of 2009, we repaid $263 million that was outstanding under the revolving credit facility.

During the year ended December 31, 2009, we repaid approximately $11 million of debt under the Credit Agreement as required under the Credit Agreement. In addition, the principal amount outstanding under the euro denominated term loan facility under the Credit Agreement increased by approximately $13 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by us. As of December 31, 2009, there were no borrowings outstanding under our revolving credit facility under the Credit Agreement.

As of December 31, 2009, we had approximately $136 million of commitments outstanding under our synthetic letter of credit facility under the Credit Agreement, including commitments of $62 million in letters of credit issued by us on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of December 31, 2009, this facility had a remaining capacity of approximately $14 million.

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be adjusted depending on our leverage ratios. We are also required to pay customary letter of credit fees.

Borrowings under the credit facilities are subject to amortization and prepayment requirements, and the Credit Agreement contains various covenants, including a leverage ratio, events of default and other provisions.

Our leverage ratio under the Credit Agreement is computed by calculating the last twelve months of our reported consolidated “Adjusted EBITDA” including the impact of cost savings and synergies and dividing this figure by the total net debt outstanding (as defined in the terms of our Credit Agreement) at the balance sheet date. Our leverage ratio as of December 31, 2009 is 5.34, as compared to the maximum allowable of 6.0.

Total net debt per our Credit Agreement is broadly defined as total debt less cash and the net position of related derivative instrument balances.

The Adjusted EBITDA measure is a defined term within our Credit Agreement. Adjusted EBITDA is defined as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

Senior Notes and Senior Subordinated Notes

On August 23, 2006, in connection with the Acquisition, the Borrower issued $150 million aggregate principal amount of senior dollar floating rate notes due 2014, €235 million aggregate principal amount of senior euro floating rate notes due 2014 ($299 million dollar equivalent as of August 23, 2006) and $450 million aggregate principal amount of 9 7/8% senior dollar fixed rate notes due 2014 (collectively, the “Senior Notes”). The dollar denominated floating rate Senior Notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro denominated floating rate Senior Notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The Senior Notes are unsecured senior obligations and are subordinated to all of the Borrower’s existing and future secured indebtedness (including the Credit Agreement described under “Senior Secured Credit Facilities” above), but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes described below). Upon the occurrence of a change of control, which is defined in the indenture governing the Senior Notes, the Borrower shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

On August 23, 2006, in connection with the Acquisition, the Borrower issued $300 million aggregate principal amount of 11 7/8% dollar senior subordinated notes due 2016 and €160 million aggregate principal amount of 10 7/8% senior euro subordinated notes due 2016 ($204 million dollar equivalent as of August 23, 2006) (collectively, the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Borrower’s existing and future senior indebtedness and secured indebtedness (including the Credit Agreement described under “Senior Secured Credit Facilities” above and the Senior Notes described above). Upon the occurrence of a change of control, which is defined in the indenture governing the Senior Subordinated Notes, the Borrower shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

During the year ended December 31, 2008, we repurchased approximately $180 million aggregate principal amount of our Senior Notes and Senior Subordinated Notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the euro denominated Senior Notes and Senior Subordinated Notes decreased by approximately $14 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by us.

During the year ended December 31, 2009, we repurchased approximately $28 million aggregate principal amount of our Senior Notes and Senior Subordinated Notes at a discount, resulting in a $10 million gain from early extinguishment of debt. In addition, the principal amount outstanding under our euro denominated Senior Notes and Senior Subordinated Notes increased by approximately $12 million as a result of foreign exchange fluctuations. This foreign exchange loss was largely offset by foreign exchange hedge instruments contracted by us and net investment hedging strategies.

The indentures governing the Senior Notes and Senior Subordinated Notes limit our and our subsidiaries’ ability to:

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

Subject to certain exceptions, the indentures governing the Senior Notes and the Senior Subordinated Notes do not permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-US operations of Travelport, guarantees the Senior Notes and the Senior Subordinated Notes. As a result, these entities are less restricted than the issuer and the guarantors in their ability to incur indebtedness. As of December 31, 2009, we were in compliance with the restrictive covenants under the indentures, including the leverage ratio.

Orbitz Worldwide IPO

On July 25, 2007, Orbitz Worldwide completed an initial public offering of approximately 41% of its equity for net proceeds of approximately $477 million. In addition, Orbitz Worldwide entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan facility and a six-year $85 million senior secured revolving credit facility. Orbitz Worldwide used the net proceeds from the Orbitz Worldwide IPO and $530 million from term loan borrowings under its senior secured term loan facility to repay indebtedness owed to us and to pay us a dividend. We used such proceeds to repay a portion of borrowings under the Credit Agreement described under “— Senior Secured Credit Facilities” above.

Foreign Currency and Interest Rate Risk

During 2009, certain interest rate and cross-currency swap contracts treated as hedges to manage the exposure of the euro denominated debt matured. To replace these contracts, we entered into foreign currency forward contracts and adopted a net investment hedging strategy. Certain forward contracts are not designated as hedge accounting relationships, however, the fluctuations in the value of these forward contracts recorded within our consolidated statements of operations largely offset the impact of the changes in the value of the euro denominated debt they are intended to economically hedge. The adoption of the net investment hedging strategy involved designating a portion of the euro denominated debt as a hedge against certain euro denominated net assets, consisting primarily of goodwill and intangibles within the GTA segment. The impact of fluctuations in exchange rates resulting in changes in the carrying amount of the euro denominated debt can be matched against the corresponding equal but opposite changes in carrying amount of goodwill and intangible assets. As this net investment hedging strategy has been deemed as highly effective under US GAAP, the changes in the carry value of the euro denominated debt is recorded as a component of other comprehensive income, and thus offsets the impact of the currency translation adjustments of the net investment.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated receivables and payables and forecasted earnings of foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Gains (losses) on those forward contracts amounted to $9 million, $(25) million and $(4) million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are recorded as a component of selling, general and administrative expenses on our consolidated statements of operations.

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations and foreign currency exchange rates. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure at December 31, 2009, 2008 and 2007 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and cross-currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. We record deferred gains or losses in other comprehensive income for contracts that are designated as cash flow hedges. As of December 31, 2009, our interest rate hedges cover transactions for periods that do not exceed three years. As of December 31, 2009, we had a net liability position of $37 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used December 31, 2009 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2009. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) income tax payments for which the timing is uncertain; or (iii) the various guarantees described in the notes to the financial statements.

	Year Ended December 31,
(in $ millions)	2010	2011	2012	2013	2014	Thereafter	Total

Debt	23	20	20	2,317	819	464	3,663
Interest payments(a)	218	214	214	185	108	113	1,052
Defined benefit and post retirement plans	24	25	27	29	30	201	336
Operating leases(b)	26	21	19	17	15	23	121
Other purchase commitments(c)	79	62	43	22	—	—	206

Total	370	342	323	2,570	972	801	5,378

(a)	Excludes the effects of mark-to-market adjustments on our variable rate debt hedging instruments.

(b)	Primarily reflects operating leases on facilities and data processing equipment.

(c)	Primarily reflects our agreement with a third party for data center services.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments.  In the normal course of business, we make various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2009, we had approximately $206 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2013.

Standard Guarantees/Indemnifications.  In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) financial institutions in derivative contracts, and (iv) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against us under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget.  Our separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independently of our separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Travelport business. In order to induce Avis Budget to approve the separation structure, we agreed to indemnify Avis Budget for any increase in Avis Budget’s tax liability resulting from the structure. We made a payment of approximately $6 million related to this during the fourth quarter 2007.

Critical Accounting Policies

In presenting our financial statements in conformity with US GAAP, we are required to make estimates and assumptions that affect the amounts reported and related disclosures. Several of the estimates and assumptions required related to matters that are inherently uncertain as they pertain to future events. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe the estimates and assumptions used when preparing our consolidated financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where a fee is paid for a service performed, and, therefore the majority of transactions are based on accounting policies that are neither particularly subjective, nor complex.

Global Distribution System Revenue Recognition

Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDSs. Our GDSs record revenue for air travel reservations processed through the Galileo and Worldspan GDSs at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of estimated future cancellations and net of anticipated incentives for customers. Cancellations are estimated based on historical cancellation rates, adjusted to take into account any recent factors which could cause a change in those rates. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

Our GDSs distribute their products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where we do not have our own SMOs to distribute our products. In cases where NDCs are owned by airlines, we may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. We account for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented on the Company’s consolidated statement of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

Accounts Receivable

We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to us, or other known customer liquidity issues), we record a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, we recognize a reserve for estimated bad debts. Due to the number of different countries in which we operate, our policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect, relative to local standards, does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivable is performed on a regular basis, generally monthly, by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

A significant deterioration in our collection experience or in the aging of receivables could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results. If, in addition to our existing allowances, 1% of the gross amount of our trade accounts receivable as of December 31, 2009 were uncollectable through either a change in our estimated contractual adjustment or as bad debt, our operating income for the year ended December 31, 2009 would have been reduced by approximately $3 million.

Business Combinations and the Recoverability of Goodwill and Trademarks and Tradenames

A component of the our growth strategy has been to acquire and integrate businesses that complement our existing operations. The purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are usually performed by management with the assistance of a third party specialist. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

We review the carrying value of goodwill and indefinite-lived intangible assets annually or more frequently if circumstances indicate impairment may have occurred. In performing this review, we are required to estimate the fair value of goodwill and other indefinite-lived intangible assets.

The determination of the fair value requires us to make significant judgments and estimates, including projections of future cash flows from the business. These estimates and required assumptions include estimated revenues and revenue growth rates, operating margins used to calculate projected future cash flows, future economic and market conditions, and the estimated weighted average cost of capital (“WACC”). We base our estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make judgments and assumptions in allocating assets and liabilities to each of our reporting units.

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

As a result of the impairment test performed during 2009, we concluded that the carrying value of goodwill and intangible assets of the GTA business exceeded the fair value and, as a result, recorded an impairment charge of $833 million, of which $491 related to goodwill, $87 million related to trademarks and $255 million related to definite-lived intangible assets (discussed below). The aggregate net carrying value of goodwill and indefinite-lived intangible assets was $1.7 billion and $2.2 billion, as of December 31, 2009 and December 31, 2008, respectively. We performed our annual impairment test in the fourth quarter of 2009 and did not identify any additional impairment.

Impairment of Definite-Lived Intangible Assets

We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods.

As a result of an impairment test performed during the third quarter of 2009, we concluded that the carrying value of our definite-lived intangible assets exceeded the fair value and, as a result, recorded an impairment charge of $255 million related to the GTA definite-lived intangible assets. We performed our annual impairment test in the fourth quarter of 2009 and did not identify any additional impairment.

Valuation of Equity Method Investments

We review our investment in Orbitz Worldwide for impairment each quarter. This analysis is focused on the market value of Orbitz Worldwide shares compared to our recorded book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. We may be required in the future to record a charge to earnings if our investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact our results.

Upfront Inducement Payments

We pay inducements to traditional and online travel agencies for their usage of the Galileo and Worldspan GDSs. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Galileo or

Worldspan GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, we estimate the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2009 and December 31, 2008, we recorded upfront inducement payments of $141 million and $94 million, respectively, which are included on the consolidated balance sheets.

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

Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of its banking counterparty (if the derivative is an asset) or our own (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustments applied to our derivative position was approximately $1 million and approximately $21 million as of December 31, 2009 and December 31, 2008, respectively.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. Some of the forward contracts that we utilize do not qualify for hedge accounting treatment under US GAAP. The fluctuations in the value of those forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2009 and December 31, 2008 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations. During 2009, we released $16 million of our valuation allowance.

We operate in numerous countries where our income tax returns are subject to audit and adjustment by local tax authorities. As we operate globally, the nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 15 — Financial Instruments to the financial statements. Our principal market exposures are interest rate and foreign currency rate risks.

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Euro, Australian dollar and Japanese yen. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rate and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in rates. The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a current market pricing model to assess the changes in monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates as of December 31, 2009 and 2008.

Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We used December 31, 2009 and 2008 market rates to perform the sensitivity analyses separately for each of our outstanding financial instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in exchange rates.

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

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by Orbitz Worldwide, Inc. with the SEC on March 3, 2010. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the year ended December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

(c)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

On March 16, 2010, our Board of Directors approved a bonus to our management, including our Named Executive Officers: Jeff Clarke, our President and Chief Executive Officer ($189,823.53); Gordon A. Wilson, our Deputy Chief Executive Officer and President and Chief Executive Officer, GDS Business ($89,463.05); Philip Emery, our Executive Vice President and Chief Financial Officer ($21,915.96); Kenneth S. Esterow, our President and Chief Executive Officer, GTA Business ($48,331.01); and Eric J. Bock, our Executive Vice President, Chief Administrative Officer and General Counsel ($38,811.45).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors:

Name	Age	Position

Jeff Clarke	48	President, Chief Executive Officer and Director
Gordon A. Wilson	43	Deputy Chief Executive Officer; President and Chief Executive Officer, GDS Business
Philip Emery	46	Executive Vice President and Chief Financial Officer
Kenneth S. Esterow	45	President and Chief Executive Officer, GTA Business
Eric J. Bock	44	Executive Vice President, Chief Administrative Officer and General Counsel
Lee K. Golding	45	Executive Vice President, Human Resources
Paul C. Schorr IV	42	Chairman of the Board of Directors
Martin J. Brand	35	Director
William J.G. Griffith	38	Director
M. Gregory O’Hara	43	Director

Jeff Clarke.  Mr. Clarke has served as our President and Chief Executive Officer since May 2006. Mr. Clarke has served as a member of our Board of Directors since September 2006. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has 24 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to April 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett-Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Boards of Directors of UTStarcom, Inc., a Nasdaq company involved in IP-based, end-to-end networking solutions, and Red Hat, Inc., a New York Stock Exchange company that is a leading open source technology solutions provider. Mr. Clarke is also a member of the Board of Directors of the Transatlantic Business Dialogue, a governor on the World Economic Forum’s Committee on Aviation, Travel and Tourism, an executive committee member of the World Travel and Tourism Council (WTTC) and a member of the Geneseo Foundation Board of Directors (Charitable Foundation for SUNY at Geneseo).

Gordon A. Wilson.  Mr. Wilson has served as our Deputy Chief Executive Officer since November 2009 and as President and Chief Executive Officer of Travelport’s GDS business (which includes the Airline IT Solutions business) since January 2007. Mr. Wilson has 19 years of experience in the electronic travel distribution and airline IT industry. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant’s Travel Distribution Services Division from July 2005 to August 2006 and for Travelport’s B2B International Markets from August 2006 to December 2006, as well as Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2002, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa in Johannesburg, General Manager of Galileo Portugal and Spain in Lisbon, and General Manager of Airline Sales and Marketing. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

Philip Emery.  Mr. Emery has served as our Executive Vice President and Chief Financial Officer since October 2009 and is responsible for all aspects of finance and accounting, decision support and financial planning and analysis globally. Prior to this role, Mr. Emery had served as Chief Financial Officer of Travelport’s GDS division since September 2006. Before joining Travelport, from January 2006 to September 2006, Mr. Emery was an “Entrepreneur in Residence” with Warburg Pincus. Between 2002 and 2005, Mr. Emery was Chief Financial Officer of Radianz, a global extranet for the financial services industry, based in New York, which was sold to British Telecom in 2005. Prior to that, Mr. Emery worked in a number of global and European strategic planning and financial roles for London Stock Exchange and NASDAQ-listed companies, such as Rexam plc and 3Com Inc., holding roles such as International Finance Director and Controller and Operations Director.

Kenneth S. Esterow.  Mr. Esterow has served as President and Chief Executive Officer of Travelport’s GTA business, including Octopus Travel, since January 2007. Mr. Esterow was President and Chief Executive Officer of B2B Americas for Cendant’s Travel Distribution Services Division from June 2005 to August 2006 and for Travelport’s B2B Americas from August 2006 to December 2006. From May 2003 to June 2005, Mr. Esterow was Executive Vice President, Global Supplier Services for Cendant’s Travel Distribution Services Division. From September 2001 to April 2003, Mr. Esterow was Senior Vice President and Chief Development Officer of Cendant’s Travel Distribution Services Division. Prior thereto, Mr. Esterow served as Senior Vice President, Corporate Strategic Development Group of Cendant Corporation, as well as Senior Vice President and General Manager of AutoVantage.com, TravelersAdvantage.com and PrivacyGuard.com. Mr. Esterow joined Cendant Corporation in 1995 from Deloitte & Touche LLP, where he was a management consultant. Mr. Esterow is an Executive Committee Member of the US Travel Association Board of Directors.

Eric J. Bock.  Mr. Bock has served as our Executive Vice President, General Counsel and Chief Compliance Officer since August 2006 and as our Chief Administrative Officer since January 2009. Mr. Bock served as our Corporate Secretary from August 2006 to January 2009. In addition, Mr. Bock oversees our legal, government relations, communications, compliance, corporate social responsibility and philanthropic programs, corporate secretarial and corporate strategic developments functions. In addition, Mr. Bock serves as the Treasurer of the TravelportPAC Governing Committee. Mr. Bock also serves on the Board of Directors of numerous subsidiaries of Travelport, as well as Travelport’s Employee Benefits and Charitable Contribution Committees. Mr. Bock is a member of the Board of Directors of eNett. From May 2002 to August 2006, Mr. Bock was Executive Vice President, Law, and Corporate Secretary of Cendant where he oversaw legal groups in multiple functions, including corporate matters, finance, mergers and acquisitions, corporate secretarial and governance, as well as the Travelport legal function since its inception in 2001. From July 1997 until December 1999, Mr. Bock served as Vice President, Legal, and Assistant Secretary of Cendant and was promoted to Senior Vice President in January 2000 and Corporate Secretary in May 2000. Prior to this, Mr. Bock was an associate in the corporate group at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

Lee K. Golding.  Ms. Golding is our Executive Vice President, Human Resources. From September 2007 until October 2009, Ms. Golding was Senior Vice President, Human Resources for Travelport’s GDS business; from January 2007 to August 2007, she was Vice President, Human Resources, for Galileo; from April 2004 to December 2006, she was Group Vice President, Human Resources, International Markets; and from September 2002 to March 2004, Ms. Golding was Vice President, Human Resources, Galileo EMEA. Before joining Travelport in 2002, Ms. Golding held a number of senior human resources positions, including Human Resources Director of Chordiant Software, a US-based CRM enterprise software provider, and Head of Human Resources at Kingfisher Plc, the UK-based international retailer.

Paul C. Schorr IV (“Chip”).  Mr. Schorr has served as a member of our Board of Directors since July 2006 and as the Chairman of our Board of Directors since September 2006. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for group management and the firm’s technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan and NTelos. He had been with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. Mr. Schorr is a member of the Boards of Directors of Freescale Semiconductor, Inc., Intelnet and Orbitz Worldwide, Inc. Mr. Schorr is also a member of the Boards of Jazz at Lincoln Center and the Whitney Museum of Modern Art.

Martin J. Brand.  Mr. Brand has served as a member of our Board of Directors, Chairman of our Audit Committee and a member of our Compensation Committee since March 2007. Mr. Brand is a Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Brand joined Blackstone’s London office in 2003 and transferred to Blackstone’s New York office in 2005. Since joining Blackstone, Mr. Brand has been involved in the execution of the firm’s direct investments in SULO, Kabel BW, Primacom, New Skies, CineUK, NHP, Travelport, Vistar, Performance Food Group and OSUM, as well as add-on investments in Cleanaway and Worldspan. Before joining Blackstone, Mr. Brand was a consultant with McKinsey & Company. Prior to that, Mr. Brand was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo. Mr. Brand is a member of the Boards of Directors of Bayview Asset Management LLC, Performance Food Group Company and Orbitz Worldwide, Inc.

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

M. Gregory O’Hara.  Mr. O’Hara has served as a member of our Board of Directors since April 2008 and a member of our Audit Committee and Compensation Committee since April 2008. Mr. O’Hara has served as a Managing Director of One Equity Partners (OEP) since January 2006 and has over 20 years of operating experience. Prior to joining OEP, Mr. O’Hara served as Executive Vice President of Worldspan from June 2003 to December 2005 and was a member of its board of directors. Prior to this, Mr. O’Hara was a management partner advising Citicorp Venture Capital and Ontario Teachers Pension Plan, served as Senior Vice President of Sabre, and worked in various capacities for Perot Systems Corporation. Mr. O’Hara holds a M.B.A. from Vanderbilt University.

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

Compensation Committee Interlocks and Insider Participation

As a privately-held company, we are not required to have independent directors on our Board of Directors. None of our directors are independent.

Board Composition

Committees of the Board

Our board of directors has an audit committee, a compensation committee and an executive committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable. None of the directors in these committees are independent directors.

Audit Committee

Our Audit Committee is comprised of Messrs. Schorr, Brand, Griffith and O’Hara. Mr. Brand is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Schorr, Brand, Griffith and O’Hara. Mr. Schorr is the Chairman of the Compensation Committee. The compensation committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics can be accessed in the “Investor Center — Corporate Governance” section of our website at www.travelport.com. The purpose of our code is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors.

Limitations of Liability and Indemnification Matters

Our corporate by-laws provide that, to the fullest extent permitted by law, every current and former director, officer or other legal representative of our company shall be entitled to be indemnified by our company against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys’ fees and disbursements) resulting from any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including, but not limited to, an action by or in the right of the company to procure a judgment in its favor, by reason of the fact that such person is or was a director or officer of the company, or is or was serving in any capacity at the request of the company for any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. Persons who are not our directors or officers may be similarly indemnified in respect of service to the company or to any other entity at the request of the company to the extent our Board of Directors at any time specifies that such persons are entitled to indemnification.

To the fullest extent permitted by applicable law, we or one or more of our affiliates plan to enter into agreements to indemnify our directors, executive officers and other employees. Any such agreements would provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our directors and executive officers.

As of the date of this Annual Report on Form 10-K, we are not aware of any pending litigation or proceeding involving any director, officer, employee or agent of our company where indemnification will be required or permitted. Nor are we aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Our executive compensation plans are designed to attract and retain talented individuals and to link the compensation of those individuals to our performance.

We have, from time to time, used market data provided by Towers Watson, Frederick W. Cook, Mercer Consulting and Hewitt New Bridge Street Consultants to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to ensure that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 250 and 350 survey data. Compensation data on competitive companies is generally not available because they are privately held.

The Compensation Committee of our Board of Directors is comprised of Messrs. Schorr (chair), Brand, Griffith and O’Hara. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

Our Named Executive Officers for the fiscal year ended December 31, 2009 are Jeff Clarke, our President and Chief Executive Officer; Gordon Wilson, our Deputy Chief Executive Officer and our President and Chief Executive Officer, GDS; Kenneth Esterow, our President and Chief Executive Officer, GTA; Eric J. Bock, our Executive Vice President, Chief Administrative Officer and General Counsel; Philip Emery, our Executive Vice President and Chief Financial Officer; and Michael Rescoe, our former Executive Vice President and Chief Financial Officer.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and who are leaders in our unique, technology-based industry. Our highly competitive compensation program is composed of four principal components:

•	salary;

•	annual incentive compensation (bonus awards);

•	long-term incentive compensation (in the form of restricted equity and/or restricted cash awards); and

•	other limited perquisites and benefits.

Our executive compensation strategy uses cash compensation and perquisites to attract and retain talent, and our variable cash and long-term incentives aim to ensure a performance-based delivery of pay that aligns, as much as possible, our Named Executive Officers’ rewards with our shareholders’ interests and takes into account competitive factors and the need to attract and retain talented individuals. We also consider individual circumstances related to each executive’s retention.

Salary.  Base salaries for our Named Executive Officers reflect each executive’s level of experience, responsibilities and expected future contributions to our success, as well as market competitiveness. Base salaries are specified in each officer’s employment agreement, which dictates the individual’s base salary for so long as the agreement specifies, as described more fully below under “— Employment Agreements.” We review base salaries annually based upon, among other factors, individual and company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

Bonuses.  We pay two different types of bonuses:

•	Discretionary Bonus. Discretionary bonuses can take the form of signing, retention, sale and other discretionary bonuses, as determined by the Compensation Committee. Although we did not pay any discretionary bonuses to our Named Executive Officers in 2009, we may elect to pay these types of bonuses again from time to time in the future.

•	Annual Incentive Compensation (Bonus). We have developed an annual bonus program to align executives’ goals with our objectives for the applicable year. The target bonus payment for each of our Named Executive Officers is specified in each Named Executive Officer’s employment agreement or related documentation and ranges from 75% to 150% of each officer’s base salary. As receipt of these bonuses is subject to the attainment of performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. For 2009, these bonuses were based primarily upon achievement as compared to the adjusted EBITDA targets established by our Board of Directors for the first and second halves of the year, as well as, for achievement above target EBITDA, the entire fiscal year. The bonuses paid for 2009 pursuant to these arrangements are set forth in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column. Bonuses for 2010 will be on an annual basis and will also be based upon the achievement of adjusted EBITDA targets established by our Board of Directors. For 2010, executive officers other than Mr. Clarke will have a maximum potential award of twice their target bonus, and the maximum potential award for Mr. Clarke is 350% of target level pursuant to his employment agreement.

Long-Term Incentive Compensation.  The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders.

•	Option Awards. We do not currently use options as part of our executive compensation program.

•	Stock Partnership. We provide long-term incentives through our equity incentive plan, which uses different classes of equity and is described further below under “— Our Equity Incentive Plan.” Under the terms of the plan, we may grant equity incentive awards in the form of Class A-2 Units and/or Restricted Equity Units of our ultimate parent, TDS Investor (Cayman) L.P., a limited partnership, to officers, employees, non-employee directors or consultants. Each Class A-2 Unit represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. Each Restricted Equity Unit entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions.

Pension and Non-Qualified Deferred Compensation.  None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for U.S. executives.

All Other Compensation.  We have a limited program granting perquisites and other benefits to our executive officers.

Employment Agreements

We have entered into employment agreements with our Named Executive Officers, as described more fully below under “— Employment Agreements” and “— Potential Payments Upon Termination of Employment or Change in Control.” In addition, in connection with the proposed initial public offering of Travelport Holdings (Jersey) Limited (“Travelport Holdings”), which is anticipated to become the parent company of the Company, to institutions in the United Kingdom and eligible institutional investors internationally (“the Offering”), which, as previously announced, has been postponed, we entered into new employment agreements with Messrs. Clarke, Wilson, Esterow, Bock and Emery. Each of these employment agreements is subject to and effective upon the completion of the Offering, provided the Offering takes place by December 31, 2010. These employment agreements retain the material terms of the existing employment agreements for Messrs. Clarke, Wilson, Esterow, Bock and Emery, as well as to effectuate the following changes: split their contracts to reflect their dual roles within the Company (in the case of Messrs. Wilson and Emery) and service as executive directors (Messrs. Clarke, Wilson and Emery); provide for an initial 18 month term with the right to elect not to renew their employment contract and in this event or any other “good leaver” situation, receive severance plus full vesting (at target) of any unvested equity issued on or before the completion of the Offering (Messrs. Clarke, Esterow and Bock); provide for acceleration of certain equity for “good leavers” (Messrs. Clarke, Wilson, Esterow, Bock and Emery); provide for acceleration of certain equity as the result of a post-Offering change in control (Messrs. Clarke, Wilson, Esterow, Bock and Emery); and provide for equalization of any non-home country taxes (Messrs. Clarke, Wilson, Esterow, Bock and Emery).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Compensation Committee
Paul C. Schorr IV
Martin J. Brand
William J.G. Griffith
M. Gregory O’Hara

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2009.

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary(1)	Bonus(2)	Awards(3)	Compensation(4)	Compensation(5)		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)

Jeff Clarke,	2009	955,769	0	7,024,650	2,115,025	537,359	(6)	10,632,803
President, Chief Executive Officer and	2008	1,000,000	209,688	0	3,375,000	853,648		5,438,336
Director	2007	1,000,000	0	35,059,616	5,250,000	1,340,271		42,649,887
Gordon Wilson,	2009	636,744	0	3,364,079	781,975	170,342	(8)	4,953,140
Deputy Chief Executive Officer and	2008	547,238	85,854	0	820,856	140,199		1,594,147
President and Chief Executive Officer, GDS(7)	2007	653,364	0	14,762,136	1,389,430	164,602		16,969,532
Kenneth Esterow,	2009	477,885	0	2,508,802	574,953	59,390	(9)	3,621,030
President and Chief Executive Officer,	2008	500,000	59,486	0	750,000	156,746		1,466,232
GTA	2007	433,654	0	9,123,789	925,000	326,153		10,808,596
Eric J. Bock,
Executive Vice President, Chief	2009	475,000	0	2,145,028	546,206	94,196	(10)	3,260,430
Administrative Officer and General	2008	475,000	44,759	0	712,500	385,229		1,617,488
Counsel	2007	430,769	0	6,702,443	900,000	214,413		8,247,625
Philip Emery
Executive Vice President and
Chief Financial Officer(7)	2009	374,189	0	1,345,633	336,297	96,874	(11)	2,152,993
Michael Rescoe,	2009	392,308	0	0	432,995	390,135	(12)	1,215,438
Former Executive Vice President and	2008	500,000	67,622	0	750,000	157,107		1,474,729
Chief Financial Officer	2007	500,000	0	11,847,696	1,000,000	531,569		13,879,265

(1)	For Messrs. Clarke and Esterow, the salary figures for 2009 reflect voluntary salary reductions described below under “— Employment Agreements.”

(2)	Amounts included in this column reflect a special bonus paid to management in May 2008. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus), which are reported separately in the column entitled Non-Equity Incentive Plan Compensation.

(3)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”) for Restricted Equity Units (“REUs”), Class B Units, Class B-1 Units, Class C Units and Class D Units granted in the relevant year. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Assumptions used in the calculation of these amounts are included in footnote 19, “Equity-Based Compensation,” to the financial statements included in this Form 10-K. For 2007, this amount includes the incremental expense associated with the accelerated vesting of awards granted in 2006 in the following amounts: $14,752,906 for Mr. Clarke; $6,128,692 for Mr. Wilson; $3,009,300 for Mr. Esterow; $1,945,037 for Mr. Bock; and $4,954,332 for Mr. Rescoe.

(4)	Amounts included in this column include amounts paid as annual incentive compensation (bonus).

(5)	As detailed in footnote 3 above, the right to receive dividends in respect of equity awards is included in the FASB ASC 718 value and, thus, any dividends paid to our Named Executive Officers are not included in All Other Compensation.

(6)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $126,902, base compensation deferred compensation match of $42,646, housing allowance and related benefits of $177,629, tax assistance on such housing allowance benefits of $160,583, financial planning benefits of $7,825, and tax assistance on such financial planning benefits of $7,074.

(7)	All amounts expressed for Mr. Wilson and Mr. Emery (with the exception of equity awards) were paid in British pounds and have been converted to U.S. dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.6145 U.S. dollars to 1 British pound as of December 31, 2009, 1.4593 U.S. dollars to 1 British pound as of December 31, 2008 and 1.9849 U.S. dollars to 1 British pound as of December 31, 2007.

(8)	Includes company matching pension contributions of $107,237, travel allowance of $8,073, car allowance benefits of $46,960 and financial planning benefits of $8,073.

(9)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $14,749, base compensation deferred compensation match of $4,658, car allowance benefits of $12,126, financial planning benefits of $2,815, and tax assistance on such car allowance and financial planning benefits of $10,343.

(10)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $32,772, base compensation deferred compensation match of $13,800, car allowance benefits of $16,160, financial planning benefits of $3,033, and tax assistance on such car allowance and financial planning benefits of $13,732.

(11)	Includes company matching pension contributions of $58,448, travel allowance of $8,073, car allowance benefits of $24,702 and financial planning benefits of $5,651.

(12)	Includes company matching 401(k) contributions of $11,358, severance payments of $324,142, car allowance benefits of $14,638, financial planning benefits of $21,795, and tax assistance on such car allowance and financial planning benefits of $18,201.

Grants of Plan-Based Awards During 2009

									All Other
									Stock	Grant
									Awards:	Date
			Estimated Potential Payouts						Number	Fair Value
			Under Non-Equity Incentive			Estimated Future Payouts Under Equity Plan			of Shares	of Stock
			Plan Awards			Awards			of Stock	and Option
	Type of	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Award	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)(1)

Jeff Clarke, President, Chief Executive Officer and Director	Non-Equity Incentive Plan 2009 LTIP REUs	5/1/2009	$0	$1,500,000	$5,250,000	2,462,325	4,932,043	7,394,368		$7,024,650

Gordon Wilson, Deputy Chief Executive Officer and President and	Non-Equity Incentive Plan 2009 LTIP REUs	5/1/2009	$0	$672,709	$1,345.418	1,179,198	2,361,938	3,541,136		$3,364,079
Chief Executive Officer, GDS

Kenneth Esterow, President and Chief Executive Officer, GTA	Non-Equity Incentive Plan 2009 LTIP REUs	5/1/2009	$0	$500,000	$1,000,000	879,401	1,761,443	2,640,844		$2,508,802

Eric J. Bock, Executive Vice President, Chief Administrative Officer	Non-Equity Incentive Plan 2009 LTIP REUs	5/1/2009	$0	$475,000	$950,000	751,889	1,506,035	2,257,924		$2,145,028
and General Counsel

Philip Emery, Executive Vice President and Chief Financial Officer	Non-Equity Incentive Plan 2009 LTIP REUs	5/1/2009	$0	$268,829	$537,658	471,680	944,776	1,416,456		$1,345,633

Michael Rescoe, Former Executive Vice President and Chief Financial Officer	Non-Equity Incentive Plan		$0	$375,342	$750,685

(1)	These amounts reflect maximum grant date value of the award computed in accordance with FASB ASC 718 assuming the highest level of performance over the four year period, as the probable outcome of performance could not be determined as of the grant date of May 1, 2009. FASB ASC 718, however, only allows for expensing of units for which performance vesting criteria have been established.

Employment Agreements

We have employment agreements with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. We have also granted our Named Executive Officers equity-based awards in TDS Investor (Cayman) L.P. The severance arrangements for our currently-employed Named Executive Officers are described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Jeff Clarke, President and Chief Executive Officer

Compensation, Term.  We entered into an amended employment agreement with Jeff Clarke, effective September 26, 2009, pursuant to which he serves as our President and Chief Executive Officer. Mr. Clarke’s employment agreement has a one-year term and provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Clarke is entitled to a minimum base salary of $1,000,000, subject to annual increases at the discretion of our Board of Directors, although effective January 31, 2009 until December 31, 2009, Mr. Clarke voluntarily reduced his salary 5% in recognition of global economic conditions and their impact on the performance of the Company’s GTA business. Mr. Clarke is eligible for a target annual bonus of 150% of his unreduced base salary upon the achievement of an annual EBITDA target established by our Board (with a maximum potential bonus of 350% of target level).

Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS

Compensation, Term.  Travelport International Limited (formerly Galileo International Ltd. and our wholly-owned, indirect subsidiary) entered into a service agreement with Gordon Wilson effective March 30, 2007, which reflects the material terms of the Company’s earlier agreements with Mr. Wilson. The service agreement continues until it is terminated by either party giving to the other at least twelve months’ prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £325,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 100% of his base salary. Mr. Wilson’s period of continuous employment with us commenced on May 13, 1991 and will automatically terminate on his 60th birthday unless earlier terminated pursuant to the service agreement. Mr. Wilson’s current base salary is £500,000.

Messrs. Esterow (President and Chief Executive Officer, GTA) and Bock (Executive Vice President, Chief Administrative Officer and General Counsel)

Compensation, Term.  The employment agreements for Kenneth Esterow and Eric Bock each have a one-year initial term commencing September 26, 2009. They provide for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Each of the agreements also includes provision for the payment of an annual base salary subject to annual review and adjustment, and each of them is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary (and in the case of Mr. Esterow, as calculated prior to the reduction described below). Mr. Esterow’s current base salary is $500,000, although effective January 31, 2009 until December 31, 2009, Mr. Esterow voluntarily reduced his salary 5% in recognition of global economic conditions and their impact on the Company’s GTA business. Mr. Bock’s current base salary is $475,000.

Philip Emery, Executive Vice President and Chief Financial Officer

Compensation, Term.  Travelport International Limited, a wholly owned subsidiary of the Company, and Mr. Emery entered in a contract of employment agreement effective October 1, 2009. The employment agreement continues until it is terminated by either party giving to the other at least 12 months’ prior written notice. If full notice is not given, we will pay salary (and in certain circumstances following a change in control, target bonus) in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Emery is entitled to a base salary of £285,000, subject to annual increases. Mr. Emery’s period of continuous employment with us commenced on September 11, 2006 and will automatically terminate on his 65th birthday unless earlier terminated pursuant to the employment agreement. Mr. Emery’s target bonus is currently 75% of his base annual salary. Mr. Emery’s current base salary is £285,000.

Restrictive Covenants

As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement provides that these restrictions are in place for two years after the termination of employment. In the case of Messrs. Clarke, Esterow and Bock, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Messrs. Wilson and Emery, the restrictions contained in their employment agreements are effective for a period of 12 months following the termination of their employment. Should we exercise our right to place Mr. Wilson or Mr. Emery on “garden leave,” the period of time that he is on such leave will be subtracted from and thereby reduce the length of time that he is subject to these restrictive covenants in his employment agreement.

In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, and assignable and sub-licensable license over all intellectual property rights that result from his work while employed with us.

Our Equity Incentive Plan

Under the terms of the TDS Investor (Cayman) L.P. 2006 Interest Plan, as amended and/or restated, we may grant equity incentive awards in the form of Class A-2 Units or Restricted Equity Units (“REUs”) to our current or prospective officers, employees, non-employee directors or consultants. Class A-2 Units are interests in a limited partnership and have economic characteristics that are similar to those of shares of common stock in a corporation.

On May 1, 2009, we granted REUs pursuant to the 2009 Long-Term Incentive Program (“2009 LTIP”) to Messrs. Clarke, Wilson, Esterow, Bock and Emery. Vesting of the REUs granted under the 2009 LTIP is based on the Company’s achievement of EBITDA, cash flow and/or other financial targets established and defined by the Board for the fiscal years 2009-2012 (“Annual Goals”). The Board also determines the weighting of each Annual Goal, each of which is treated independently. A tranche, consisting of one quarter of the total REUs, is eligible for vesting in each of the applicable fiscal years, with vesting on January 1 following the performance year. The results will be certified by the Company’s Chief Financial Officer and Chief Accounting Officer by March 31 following the performance year. The 2009 LTIP REUs were granted at stretch, with vesting based on each Annual Goal at 100% for stretch, 66.7% for target, and 33.3% for threshold. Vesting is interpolated for the Annual Goal if the Company’s achievement is between threshold and stretch, and no vesting will occur if the achievement of all of the Annual Goals are below threshold. For 2009, the Annual Goals were split equally between EBITDA and Free Cash Flow. In the event that some or all of the REUs in a tranche do not vest, the Board may, in its sole discretion, establish catch-up goals for such unvested REUs. For the REUs that did not vest based upon the Annual Goals for 2009, the Board established catch-up goals that are the same as the Annual Goals for 2010, which are split evenly between EBITDA and Free Cash Flow. A recipient of REUs under the 2009 LTIP must be actively employed and not under notice of resignation or notice of termination on the vesting date. The special vesting provisions for our Named Executive Officers who received REUs under the 2009 LTIP is described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2009 Fiscal-Year End

	Stock Awards
					Equity Incentive Plan
			Market	Equity Incentive	Awards: Market or
		Number of	Value of	Plan Awards:	Payout Value of
		Shares or	Shares or	Number of	Unearned Shares,
		Units of	Units of	Unearned Shares,	Units or Other
		Stock that	Stock that	Units or Other	Rights that
	Type of	have not	have not	Rights that have	have not
Name	Award	Vested (#)	Vested ($)	not Vested (#)(1)	Vested ($)(2)

Jeff Clarke, President, Chief Executive Officer and Director	2009 LTIP REUs	n/a	n/a	7,394,368	$10,943,665
Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS	2009 LTIP REUs	n/a	n/a	3,541,136	$5,240,881
Kenneth Esterow, President and Chief Executive Officer, GTA	2009 LTIP REUs	n/a	n/a	2,640,844	$3,908,449
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	2009 LTIP REUs	n/a	n/a	2,257,924	$3,341,728
Philip Emery, Executive Vice President and Chief Financial Officer	2009 LTIP REUs	n/a	n/a	1,416,456	$2,096,355
Michael Rescoe, Former Executive Vice President and Chief Financial Officer	n/a	n/a	n/a	n/a	n/a

(1)	As noted above, the first vesting date for REUs granted pursuant to the 2009 LTIP REUs is January 1, 2010, so none of the Company’s Named Executive Officers had any vested REUs as of 2009 fiscal year end.

(2)	The Company’s equity is not publicly traded. Payout Value in this column is based upon the established value of each REU based upon the most recently completed independent valuation of the Company as of December 31, 2009.

Option Exercises and Stock Vested in 2009

	Number of Restricted Equity	Number of Shares/Units
	Units Becoming Vested	Acquired	Value Realized on
	During the Year(1)	on Vesting (#)(1)	Vesting ($)

Jeff Clarke, President, Chief Executive Officer and Director	0	0	$0
Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS	0	0	$0
Kenneth Esterow, President and Chief Executive Officer, GTA	0	0	$0
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	0	0	$0
Philip Emery, Executive Vice President and Chief Financial Officer	0	0	$0
Michael Rescoe, Former Executive Vice President and Chief Financial Officer	0	0	$0

(1)	As noted above, the REUs granted pursuant to the 2009 LTIP did not vest in 2009 as the first tranche was eligible for vesting on January 1, 2010 based on Company performance in 2009.

Pension Benefits in 2009

No Named Executive Officers are currently in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2009

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the United States to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2009, this compensation included base salary and semi-annual bonus, and the employer match was up to 6%. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of 2009, the table below reflects deferrals and other contributions occurring in 2009 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2009 in respect of 2008 but not amounts deferred in 2010 in respect of 2009.

	Beginning					Aggregate
	Balance at	Executive	Registrant	Aggregate	Aggregate	Balance
	Prior FYE	Contributions	Contributions	Earnings	Withdrawals/	at Last FYE
	(12/31/2008)	in Last FY	in Last FY	in Last FY	Distributions	(12/31/2009)
Name	($)	($)	($)	($)	($)	($)

Jeff Clarke,	1,676,624	371,077	134,957	712,846	0	2,895,504
President, Chief Executive Officer and Director
Gordon Wilson,	—	—	—	—	—	—
Deputy Chief Executive Officer and President and Chief Executive Officer, GDS(a)
Kenneth Esterow,	175,499	24,658	24,658	65,833	0	290,647
President and Chief Executive Officer, GTA
Eric J. Bock,	65,895	42,300	42,300	41,690	0	192,185
Executive Vice President, Chief Administrative Officer and General Counsel
Philip Emery,	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer(a)
Michael Rescoe,	38,267	15,000	15,000	40,764	109,031	0
Former Executive Vice President and Chief Financial Officer(b)

(a)	Mr. Wilson and Mr. Emery participate in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and, therefore, is not included in this table.

(b)	Mr. Rescoe’s balance in the Deferred Compensation Plan was distributed to him following his termination from employment with the Company, in accordance with his elections.

Potential Payments Upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the Named Executive Officers (with the exception of Mr. Rescoe, who was terminated without cause effective October 1, 2009 and thus is receiving two years of base salary, target bonus and certain benefits pursuant to the employment agreement with the Company) would be entitled upon termination of employment on December 31, 2009.

				Acceleration
				and
				Continuation
			Continuation	of
			of Certain	Equity Awards
		Cash	Benefits	(Unamortized		Total
		Severance	(Present	Expense as of	Excise Tax	Termination
Current		Payment($)	value)($)	12/31/09)($)	Gross-up($)	Benefits($)

Jeff Clarke
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	8,840,025	159,849	4,562,140	0	13,562,014
•	Change in Control (CIC)	0	0	7,299,424	0	7,299,424
•	Involuntary or good reason termination after CIC	8,840,025	159,849	0	0	8,999,874
Gordon Wilson
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	3,229,000	0	2,184,792	—	5,413,792
•	Change in Control (CIC)	0	0	3,495,668	—	3,495,668
•	Involuntary or good reason termination after CIC	3,229,000	0	0	—	3,229,000
Kenneth Esterow
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	2,324,953	149,567	1,629,335	—	4,103,855
•	Change in Control (CIC)	0	0	2,606,936	—	2,606,936
•	Involuntary or good reason termination after CIC	2,324,953	149,567	0	—	2,474,520
Eric J. Bock
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	3,158,706	249,762	1,393,083	—	4,801,551
•	Change in Control (CIC)	0	0	2,228,932	—	2,228,932
•	Involuntary or good reason termination after CIC	3,158,706	249,762	0	—	3,408,468
Philip Emery
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	632,682	0	873,918	—	1,506,600
•	Change in Control (CIC)	0	0	1,398,268	—	1,398,268
•	Involuntary or good reason termination after CIC	1,783,013	0	0	—	1,783,013

Accrued Pay and Regular Retirement Benefits.  The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to our salaried employees generally upon termination of employment. These include:

•	Accrued salary and vacation pay (if applicable);

•	Earned but unpaid bonus; and

•	Distributions of plan balances under our 401(k) plan and the Deferred Compensation Plan.

Deferred Compensation.  The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2009 table above.

Death and Disability.  A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except a pro-rata portion of their annual bonus for the year of death or disability in the case of Messrs. Clarke, Esterow and Bock.

Involuntary and Constructive Termination and Change-in-Control Severance Pay Program. The Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Clarke, Esterow and Bock, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Messrs. Wilson and Emery, a resignation due to fundamental breach of contract. The amounts shown in the table are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the employment agreements:

•	Covered terminations generally. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract.

•	Covered terminations following a Change in Control. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract following a change in control.

•	Definitions of Cause and Constructive Termination (only applicable to Messrs. Clarke, Esterow and Bock)

•	A termination of the executive by the Company is for cause if it is for any of the following reasons:

•	The executive’s failure substantially to perform executive’s duties for a period of 10 days following receipt of written notice from the Company of such failure;

•	Theft or embezzlement of company property or dishonesty in the performance of the executive’s duties;

•	Conviction which is not subject to routine appeals of right or a plea of “no contest” for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year;

•	In the case of Mr. Clarke only, if executive purposefully or knowingly makes a false certification to the Company pertaining to its financial statements or by reason or any court or administrative order, arbitration or other ruling, the executive’s ability to fully perform his duties as President and Chief Executive Officer or as a member of the Board is materially impaired;

•	The executive’s willful malfeasance or willful misconduct in connection with the Named Executive Officer’s duties or any act or omission which is materially injurious to our financial condition or business reputation; or

•	The executive’s breach of the restrictive covenants in his employment agreement.

•	A termination by the executive is as a result of constructive termination if it results from, among other things:

•	Any material reduction in the executive’s base salary or annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

•	The Company’s failure to pay compensation or benefits when due;

•	In the case of Mr. Clarke only, the Company’s failure to nominate the executive for election to the Board of Directors or failure of the executive to be re-elected to the Board of Directors resulting from the failure of the Company’s majority shareholder to vote in favor of the executive;

•	Material and sustained diminution to the executive’s duties and responsibilities;

•	The primary business office for the executive being relocated by more than 50 miles (for Mr. Clarke only, more than 30 miles from the city limits of Parsippany, New Jersey; New York, New York or Chicago, Illinois; for Mr. Esterow and Mr. Bock only, more than 50 miles from

Parsippany, New Jersey or New York, New York; and in the case of Mr. Esterow only, relocation to the United Kingdom or the Company’s refusal to relocate Mr. Esterow to the United Kingdom upon his request while he is the President and Chief Executive Officer of GTA and GTA’s global headquarters is located in the United Kingdom); or

•	The Company’s election not to renew the initial employment term or any subsequent extension thereof (except as a result of the executive’s reaching retirement age, as determined by our policy).

•	Cash severance payment. This represents a cash severance payment of 2.99 (Mr. Clarke), two (Mr. Esterow) and three (Mr. Bock) times the sum of his base salary and target annual bonus plus a pro rata bonus for 2009 (including second half and full year components). For Mr. Wilson, this represents two times the sum of his base salary and target annual bonus. For Mr. Emery, this represents 12 months of salary plus pro-rata target bonus for the second half of 2009, and, for a termination following a change in control, 24 months of base annual salary and target bonus (which applies in certain circumstances following a change in control), plus pro-rata target bonus for the second half of 2009. The Company is required to give both Mr. Wilson and Mr. Emery 12 months of notice or pay in lieu of notice. In the case of Messrs. Clarke, Esterow, Bock and Emery, he must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits.

•	Continuation of health, welfare and other benefits. Represents, following a covered termination, two years for Mr. Esterow and three years for Messrs. Clarke and Bock of continued health and welfare benefits (at active employee rates) and financial planning benefits (as applicable) and a lump sum in lieu of life insurance and executive car program (if applicable), as well as applicable tax assistance on such benefits, provided the executive has executed, delivered and not revoked the Separation Agreement.

•	Acceleration and continuation of equity awards. For our Named Executive Officers who were granted 2009 LTIP REUs, upon termination without cause, as the result of a constructive termination, death or disability, unvested REUs granted under the 2009 LTIP are converted into a time-based award and the Named Executive Officer member receives vesting of unvested REUs at target (i.e. 66.7%) based upon pro-rata time served in year of termination plus an additional 18 months divided by number of months remaining in four year performance period starting with year of termination. As a result, a termination on December 31, 2009 results in vesting of 30/48ths of unvested REUs at target (66.7%).

•	Payments Upon Change in Control Alone. The change in control provisions in the current employment agreements for our currently employed Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment. In addition, upon a change in control while a Named Executive Officer who was granted 2009 LTIP REUs is employed by the Company, unvested REUs under the 2009 LTIP will vest at target (i.e. 66.7%, and including any unvested REUs that did not vest in prior year(s) due to not meeting Annual Goals at target) and remaining unvested REUs are forfeited. As a result, in the Potential Payments Upon Termination of Employment or Change in Control table, a change in control on December 31, 2009 results in vesting of 66.7% of the REUs granted to our Named Executive Officers pursuant to the 2009 LTIP.

•	Excise Tax Gross-Up. Mr. Clarke’s employment agreement provides that, in the event that any payments or benefits provided to Mr. Clarke under his employment agreement or any other plan or agreement in connection with a change in control by us result in an “excess parachute payment” excise tax of over $50,000 being imposed on Mr. Clarke, he would be entitled to a gross-up payment equal to the amount of the excise tax, as well as a payment equal to the income tax and additional excise tax on the gross-up payment. In the change in control scenarios set forth above, there is no excise tax that is required to be paid or grossed up.

Compensation of Directors

The composition of our board of directors was established by the terms of the Shareholder Agreements entered into between Blackstone and TCV (other than management) and TDS Investor (Cayman) L.P., a Cayman limited partnership, which indirectly owns 100% of our equity securities.

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

All of our shares are beneficially owned by TDS Investor (Cayman) L.P., a Cayman limited partnership, through its wholly-owned subsidiaries. The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of TDS Investor (Cayman) L.P. as of March 1, 2010 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units of TDS Investor (Cayman) L.P., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A Units. Unless otherwise noted, the address of each beneficial owner is 405 Lexington Avenue, New York, New York 10174.

		Amount and Nature
		of Beneficial
Title of Class	Name and Address of Beneficial Owner	Ownership	Percent of Class

A-1	Blackstone Funds(1)	818,706,823	70.32%
A-1	TCV Funds(2)	132,049,488	11.34%
A-1	OEP TP Ltd.(3)	132,049,487	11.34%
A-2	Jeff Clarke(4)	17,075,388	1.47%
A-2	Gordon Wilson(4)	8,007,083	*
A-2	Philip Emery(4)	1,566,112	*
A-2	Eric Bock(4)	2,953,891	*
A-2	Kenneth Esterow(4)	3,801,500	*
A-1	Paul C. Schorr IV(5)	818,706,823	70.32%
A-1	Martin Brand(6)	818,706,823	70.32%
A-1	William J.G. Griffith(7)	132,049,488	11.34%
A-1	M. Gregory O’Hara(8)	132,049,487	11.34%
A	All directors and executive officers as a group (10 persons)(9)	34,717,981	2.98%

*	Beneficial owner holds less than 1% of Class A Units.

(1)	Reflects beneficial ownership of 342,838,521 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P., 317,408,916 Class A-1 Units held by Blackstone Capital Partners (Cayman) VA L.P., 98,340,355 Class A-1 Units held by BCP (Cayman) V-S L.P., 18,930,545 Class A-1 Units held by BCP V Co-Investors (Cayman) L.P., 24,910,878 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P., 13,826,933 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. and 2,450,675 Class A-1 Units held by Blackstone Participation Partnership (Cayman) V L.P. (collectively, the “Blackstone Funds”), as a result of the Blackstone Funds’ ownership of interests in TDS Investor (Cayman) L.P., for each of which Blackstone LR Associates (Cayman) V Ltd. is the general partner having voting and investment power over the Class A-1 Units held or controlled by each of the Blackstone Funds. Messrs. Schorr and Brand are directors of Blackstone LR Associates (Cayman) V Ltd. and as such may be deemed to share beneficial ownership of the Class A-1 Units held or controlled by the Blackstone Funds. The address of Blackstone LR Associates (Cayman) V Ltd. and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)	Reflects beneficial ownership of 131,016,216 Class A-1 Units held by TCV VI (Cayman), L.P. and 1,033,272 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the “TCV Funds”), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(3)	The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(4)	The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 1, 2010, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(5)	Mr. Schorr, a director of the Company and TDS Investor (Cayman) L.P., is a Senior Managing Director of The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(6)	Mr. Brand, a director of the Company and TDS Investor (Cayman) L.P., is a Managing Director of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(7)	Mr. Griffith, a director of the Company and TDS Investor (Cayman) L.P., is a General Partner of Technology Crossover Ventures. Amounts disclosed for Mr. Griffith are also included in the amounts disclosed for the TCV Funds. Mr. Griffith disclaims beneficial ownership of any shares owned directly or indirectly by the TCV Funds.

(8)	Mr. O’Hara, a director of the Company and TDS Investor (Cayman) L.P., is a managing director of One Equity Partners. Amounts disclosed for Mr. O’Hara are also included in the amounts disclosed for OEP TP Ltd. Mr. O’Hara disclaims beneficial ownership of any shares owned directly or indirectly by OEP TP Ltd.

(9)	Shares beneficially owned by the Blackstone Funds, the TCV Funds and OEP TP Ltd. have been excluded for purposes of the presentation of directors and executive officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transaction and Monitoring Fee Agreement.  On August 23, 2006, we entered into a Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV. Pursuant to the Transaction and Monitoring Fee Agreement, in consideration of Blackstone and TCV having undertaken the financial and structural analysis, due diligence investigations, other advice and negotiation assistance in connection with the Acquisition and the financing thereof, we paid a transaction and advisory fee of $45,000,000 to an affiliate of Blackstone and an affiliate of TCV on closing of the Acquisition. Such fee was divided between the affiliate of Blackstone and the affiliate of TCV according to the pro-rata equity contribution of their respective affiliates in the Acquisition.

In addition, we appointed an affiliate of Blackstone and an affiliate of TCV as our advisers to render monitoring, advisory and consulting services during the term of the Transaction and Monitoring Fee Agreement. In consideration for such services, we agreed to pay the affiliate of Blackstone and the affiliate of TCV an annual monitoring fee (the “Monitoring Fee”) equal to the greater of $5 million or 1% of adjusted EBITDA (as defined in our senior secured credit agreement). The Monitoring Fee was agreed to be divided among the affiliate of Blackstone and the affiliate of TCV according to their respective beneficial ownership interests in the Company at the time any payment is made.

Pursuant to the Transaction and Monitoring Fee Agreement, the affiliate of Blackstone and the affiliate of TCV could elect at any time in connection with or in anticipation of a change of control or an initial public offering of the Company to receive, in lieu of annual payments of the Monitoring Fee, a single lump sum cash payment (the “Advisory Fee”) equal to the then present value of all then current and future Monitoring Fees payable to the affiliate of Blackstone and the affiliate of TCV under the Transaction and Monitoring Fee Agreement. The Advisory Fee was agreed to be divided between the affiliate of Blackstone and the affiliate of TCV according to their respective beneficial ownership interests in the Company at the time such payment is made.

On December 31, 2007, we received a notice from Blackstone and TCV electing to receive, in lieu of annual payments of the Monitoring Fee, the Advisory Fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The Advisory Fee was agreed to be an amount equal to approximately $57.5 million. The Advisory Fee is payable as originally provided in the Transaction and Monitoring Fee Agreement.

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

On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the Advisory Fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2008 and 2009, we made payments of approximately $8.4 million and $8.2 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payment made in 2008 was credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $49.0 million. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expense for the year ended December 31, 2008. In addition, in 2008 and 2009, we paid approximately $0.5 million and $0.6 million, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

Investment and Cooperation Agreement.  On December 7, 2006, we entered into an Investment and Cooperation Agreement with an affiliate of OEP. Pursuant to the Investment and Cooperation Agreement, OEP became subject to and entitled to the benefits of the Transaction and Monitoring Fee Agreement so that, to the extent that any transaction or management fee becomes payable to an affiliate of Blackstone or an affiliate of TCV, OEP will be entitled to receive its pro-rata portion of any such fee (based on relative equity ownership in the Company). Accordingly, any Monitoring Fees or Advisory Fee will be divided among the affiliates of Blackstone, TCV and OEP according to their respective beneficial ownership interests in us at the time any such payment is made.

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

Blackstone Financial Advisory Letter Agreement.  On August 20, 2007, we entered into a letter agreement with an affiliate of Blackstone pursuant to which Blackstone agreed to provide us financial advisory services in connection with certain of our strategic acquisitions and divestitures. For such services, we agreed to pay Blackstone an initial retainer fee of $1 million on signing of the letter agreement and an additional transaction fee equal to an agreed percentage of the aggregate consideration received or paid by us in the transaction. The transaction fees payable by us are limited to $4 million, of which less than $1 million and $1 million was paid by us in 2009 and 2008, respectively. In addition, we agreed to reimburse affiliates of Blackstone for out-of-pocket expenses incurred in connection with services provided under the letter agreement and to indemnify affiliates of Blackstone for losses relating to its engagement as a financial advisor under the letter agreement.

Orbitz Worldwide.  After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $42 million of revenue and recorded approximately $106 million of expense in 2009. We also have a Transition Services Agreement with Orbitz Worldwide under which we provide Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide’s initial public offering. We recorded approximately $1 million of cost recovery and incurred approximately $1 million of other net costs under the Transition Services Agreement in 2009. In addition, pursuant to our Separation Agreement with Orbitz Worldwide, we have agreed to issue letters of credit on behalf of Orbitz Worldwide until March 31, 2010 so long as we and our affiliates own at least 50% of Orbitz Worldwide’s voting stock, in an aggregate amount not to exceed $75 million. As of December 31, 2009, we had commitments of approximately $62 million in letters of credit outstanding on behalf of Orbitz Worldwide. We recorded approximately $4 million of interest income in connection with fees associated with such letters of credit issuances in 2009.

Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.  Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2009, we recorded revenue of approximately $8 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

Review, Approval or Ratification of Related Person Transactions.  Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. “Related person” refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director, or 5% stockholder of us and their immediate family members. Our Audit Committee does not have a written policy regarding the approval of related-person transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee considers:

•	the nature of the related-person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the Audit Committee deems appropriate.

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

Principal Accounting Firm Fees.  Fees billed to us by Deloitte LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2009 and 2008 were as follows:

Audit Fees.  The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $5.7 million and $4.8 million, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2009 and 2008 were approximately $0.5 million and $1.2 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees.  The aggregate fees billed for tax services during the fiscal years ended December 31, 2009 and 2008 were approximately $2.7 million and $5.0 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008.

All Other Fees.  The aggregate fees billed for other fees during the fiscal years ended December 31, 2009 and December 31, 2008 were approximately $5.0 million and $0.1 million, respectively. These fees relate primarily to services in relation to a proposed offering.

Our Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence. Our Audit Committee also adopted a policy prohibiting the Company from hiring the Deloitte Entities’ personnel at the manager or partner level, who have been directly involved in performing auditing procedures or providing accounting advice to us, in any role in which such person would be in a position to influence the contents of our financial statements. Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor’s services. Our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

All services performed by the independent auditor in 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its February 13, 2009 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2009 and 2008 under such provision.

PART IV

ITEM 15.	EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)(1)	FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by Orbitz Worldwide, Inc. with the SEC on March 3, 2010. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 15(A)(3)	EXHIBITS

See Exhibits Index commencing on page G-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED

By:	/s/ Simon Gray
Simon Gray
Senior Vice President and
Chief Accounting Officer

Date: March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Clarke (Jeff Clarke)	President, Chief Executive Officer and Director	March 17, 2010

/s/ Philip Emery (Philip Emery)	Executive Vice President and Chief Financial Officer	March 17, 2010

/s/ Paul C. Schorr IV (Paul C. Schorr IV)	Chairman of the Board and Director	March 17, 2010

/s/ Martin Brand (Martin Brand)	Director	March 17, 2010

/s/ William J.G. Griffith (William J.G. Griffith)	Director	March 17, 2010

/s/ M. Gregory O’Hara (M. Gregory O’Hara)	Director	March 17, 2010

TRAVELPORT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Travelport Limited

We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in total equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company adopted the non-controlling interest guidance from Accounting Standards Codification 810-10-65-1, Consolidations (formerly Statement of Financial Accounting Standards No. 160, Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB 51). The Company has retrospectively adjusted all periods presented in the consolidated financial statements for the effect of this change.

/s/ DELOITTE LLP

London, United Kingdom
March 17, 2010

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2009	December 31, 2008	December 31, 2007

Net revenue	2,248	2,527	2,780

Costs and expenses
Cost of revenue	1,090	1,257	1,170
Selling, general and administrative	567	648	1,287
Separation and restructuring charges	19	27	90
Depreciation and amortization	243	263	248
Impairment of goodwill, intangible assets and other long-lived assets	833	1	1
Other (income) expense	(5)	7	2

Total costs and expenses	2,747	2,203	2,798

Operating (loss) income	(499)	324	(18)
Interest expense, net	(286)	(342)	(373)
Gain on early extinguishment of debt	10	29	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(775)	11	(391)
Benefit (provision) for income taxes	68	(43)	(41)
Equity in losses of investment in Orbitz Worldwide	(162)	(144)	(4)

Loss from continuing operations, net of tax	(869)	(176)	(436)
Loss from discontinued operations, net of tax	—	—	(1)
Loss from disposal of discontinued operations, net of tax	—	—	(6)

Net loss	(869)	(176)	(443)
Less: Net (income) loss attributable to non-controlling interest in subsidiaries	(2)	(3)	3

Net loss attributable to the Company	(871)	(179)	(440)

See Notes to Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED BALANCE SHEETS

(in $ millions)	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	217	345
Accounts receivable (net of allowances for doubtful accounts of $59 and $49)	346	372
Deferred income taxes	22	7
Other current assets	156	178

Total current assets	741	902
Property and equipment, net	452	491
Goodwill	1,285	1,738
Trademarks and tradenames	419	499
Other intangible assets, net	1,183	1,552
Investment in Orbitz Worldwide	60	214
Non-current deferred income taxes	2	—
Other non-current assets	204	174

Total assets	4,346	5,570

Liabilities and equity
Current liabilities:
Accounts payable	139	140
Accrued expenses and other current liabilities	765	764
Current portion of long-term debt	23	19

Total current liabilities	927	923
Long-term debt	3,640	3,783
Deferred income taxes	143	238
Other non-current liabilities	228	207

Total liabilities	4,938	5,151

Commitments and contingencies (Note 17)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,006	1,225
Accumulated deficit	(1,643)	(773)
Accumulated other comprehensive income (loss)	30	(40)

Total shareholders’ equity	(607)	412
Equity attributable to non-controlling interest in subsidiaries	15	7

Total equity	(592)	419

Total liabilities and equity	4,346	5,570

See Notes to Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2009	December 31, 2008	December 31, 2007

Operating activities of continuing operations
Net loss	(869)	(176)	(443)
Loss from discontinued operations	—	—	7

Net loss from continuing operations	(869)	(176)	(436)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	243	263	248
Impairment of goodwill, intangible assets and other long-lived assets	833	1	1
(Gain) loss on sale of assets	(5)	7	3
Provision for bad debts	15	9	11
Equity-based compensation	10	1	191
Gain on early extinguishment of debt	(10)	(29)	—
Amortization of debt finance costs	16	20	40
Loss (gain) on interest rate derivative instruments	6	28	(1)
(Gain) loss on foreign exchange derivative instruments	(13)	9	4
Equity in losses of investment in Orbitz Worldwide	162	144	4
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	12
FASA liability	(26)	(33)	(11)
Deferred income taxes	(118)	(12)	(24)
Changes in assets and liabilities, net of effects from acquisition and disposals:
Accounts receivables	31	4	56
Other current assets	(4)	(10)	(12)
Accounts payable, accrued expenses and other current liabilities	(20)	(103)	97
Other	(12)	1	41

Net cash provided by operating activities of continuing operations	239	124	224

Investing activities of continuing operations
Property and equipment additions	(58)	(94)	(104)
Proceeds from sale of assets	5	3	93
Businesses acquired and related payments	(2)	4	(1,074)
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	(39)
Other	—	3	(17)

Net cash used in investing activities of continuing operations	(55)	(84)	(1,141)

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2009	December 31, 2008	December 31, 2007

Financing activities of continuing operations
Principal repayments	(307)	(169)	(1,097)
Proceeds from new borrowings	144	259	1,647
Proceeds from settlement of derivative instruments	87	—	—
Proceeds from Orbitz Worldwide IPO	—	—	477
Debt finance costs	(3)	—	(30)
Net share settlement for equity-based compensation	(7)	(24)	—
Issuance of common shares, net of share issuance costs	—	—	5
Distribution to a parent company	(227)	(60)	—
Capital contribution from a parent company	—	—	135
Other	(4)	—	—

Net cash (used in) provided by financing activities of continuing operations	(317)	6	1,137

Effect of changes in exchange rates on cash and cash equivalents	5	(10)	4
Net (decrease) increase in cash and cash equivalents of continuing operations	(128)	36	224

Cash provided by (used in) discontinued operations
Operating activities	—	—	5
Investing activities	—	—	(3)

Net cash provided by discontinued operations	—	—	2

Cash and cash equivalents at beginning of year	345	309	87

Cash and cash equivalents at end of year	217	345	313
Less: Cash of discontinued operations	—	—	(4)

Cash and cash equivalents of continuing operations at end of year	217	345	309

Supplementary Disclosures
Interest payments	255	296	336
Income tax payments, net	46	34	41

See Notes to Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

				Accumulated	Non -
		Additional		Other	Controlling
		Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Common Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2007	—	908	(154)	11	1	766
Issuance of common stock	—	5	—	—	—	5
Equity-based compensation	—	187	—	—	—	187
Capital contribution from a parent company	—	135	—	—	—	135
Contributed surplus from sale of Orbitz Worldwide shares	—	188	—	—	—	188
Dividend of Orbitz Worldwide shares	—	(106)	—	—	3	(103)
Impact of adoption of revised accounting guidance for defined benefit pension plans, net of tax of $0	—	—	—	34	—	34
Comprehensive loss:
Net loss	—	—	(440)	—	(3)	(443)
Currency translation adjustment, net of tax of $0	—	—	—	143	3	146
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(13)	—	(13)
Unrealized loss on equity investment	—	—	—	(11)	—	(11)
Unrealized gains on available for sale securities, net of tax of $0	—	—	—	(1)	—	(1)

Total comprehensive loss						(322)

Balance as of December 31, 2007	—	1,317	(594)	163	4	890
Distribution to a parent company	—	(60)	—	—	—	(60)
Net share settlement for equity-based compensation	—	(32)	—	—	—	(32)
Comprehensive loss:
Net (loss) income	—	—	(179)	—	3	(176)
Currency translation adjustment, net of tax of $0	—	—	—	(88)	—	(88)
Unrealized gains on available for sale securities, net of tax $0	—	—	—	3	—	3
Unrealized loss on equity investment	—	—	—	(11)	—	(11)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(14)	—	(14)
Unrecognized actuarial loss on defined benefit plans	—	—	—	(93)	—	(93)

Total comprehensive loss						(379)

Balance as of December 31, 2008	—	1,225	(773)	(40)	7	419
Distribution to a parent company	—	(227)	—	—	—	(227)
Equity-based compensation, net of repurchases	—	8	—	—	—	8
Acquisitions of business	—	—	1	—	7	8
Dividend to non-controlling interest shareholders	—	—	—	—	(1)	(1)
Comprehensive income:
Net (loss) income	—	—	(871)	—	2	(869)
Currency translation adjustment, net of tax of $0	—	—	—	33	—	33
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	18	—	18
Defined benefit plan settlement, net of tax of $0	—	—	—	4	—	4
Unrecognized actuarial gain on defined benefit plans, net of tax of $0	—	—	—	8	—	8
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	7	—	7

Total comprehensive loss						(799)

Balance as of December 31, 2009	—	1,006	(1,643)	30	15	(592)

See Notes to Consolidated Financial Statements

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

1.	Basis of Presentation

Travelport Limited (hereafter “Travelport” or the “Company”) is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. It operates 20 leading brands including Galileo and Worldspan global distribution systems (“GDS”) and Gulliver’s Travel Associates (“GTA”), a wholesaler of travel content. The Company has approximately 5,380 employees and operates in 160 countries. Travelport is a closely-held company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California, One Equity Partners (“OEP”) of New York and Travelport management.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Certain prior period amounts within the consolidated statements of operations, the consolidated balance sheets and operating activities on the consolidated statements of cash flows have been reclassified to conform to current year classification. There was no impact on net loss, shareholders’ equity, or net cash provided by operating activities of continuing operations.

Business Description

The Company’s operations are organized under the following business segments:

•	The GDS business provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, process and book itinerary and pricing options across multiple travel suppliers. Travelport’s GDS business operates three systems, Galileo, Apollo and Worldspan. Within Travelport’s GDS business, Travelport’s Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Travelport’s Airline IT Solutions business also provides IT software subscription services to several airlines globally.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels.

•	The Orbitz Worldwide business offers travel products and services directly to consumers, largely through online travel agencies, including Orbitz Worldwide, CheapTickets, ebookers, HotelClub, RatesToGo, the Away Network and Orbitz Worldwide’s corporate travel businesses. Prior to the deconsolidation of Orbitz Worldwide, effective October 31, 2007, this entity represented a segment of the Company.

2.	Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities of which Travelport controls a majority of the entity’s outstanding common stock. The Company has eliminated significant intercompany transactions and accounts in its financial statements.

Effective October 31, 2007, the Company no longer consolidated Orbitz Worldwide and accounts for its investment in Orbitz Worldwide under the equity method of accounting.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company provides global transaction processing and computer reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients as described below.

GDS Revenue

Transaction Processing Revenue

The Company’s GDS business provides travel agencies, internet sites and other subscribers with the ability to access schedule and fare information, book reservations and print tickets for air travel. The Company also provides subscribers with information and booking capability covering car rentals and hotel reservations at properties throughout the world. Such transaction processing services are provided through the use of GDSs. As compensation for services provided, fees are collected, on a per segment basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the Company’s GDSs. Additionally, certain of the Company’s more significant contracts provide for incentive payments based upon business volume. Revenue for air travel reservations is recognized at the time of booking of the reservation, net of estimated cancellations and anticipated incentives for customers. Cancellations are estimated based on the historical level of cancellations, which have not been significant. Revenue for car rental, hotel reservations and cruise reservations is recognized upon fulfillment of the reservation. The timing of the recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services compared to the airline reservation services.

Airline IT Solutions Revenue

The Company’s GDS business provides hosting solutions and IT software subscription services to airlines. Such revenue is recognized as the services are performed.

GTA Revenue

The Company’s GTA business provides the components of packaged vacations to travel agencies, which the travel agencies sell to individual travelers or groups of travelers. Services include reservation services provided by GTA for hotel, ground transportation and other travel-related services, exclusive of airline reservations. The components of the packaged vacations are based on the specifications requested by the travel agencies. The net revenue generated from the sale of packaged vacation components is recognized upon departure of the individual traveler or the group of travelers, as the Company has performed all services for the travel agency at that time and the travel agency is the tour operator and provider of the packaged vacation. For approximately 2% of the hotel reservations that it provides, GTA assumes the inventory risk, resulting in recognition of revenue on a gross basis upon departure.

A small percentage of the revenue earned by GTA is through airline, car rental, hotel and other travel reservation and fulfillment services to its customers through its Octopus Travel subsidiary. These products and services are offered on a stand-alone and packaged basis, primarily through the agency and merchant business models. Revenue recognition for the components of a package is based upon the nature of each separate component.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including commissions and costs incurred for third-party national distribution companies (“NDCs”), financial incentives paid to

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

travel agencies who subscribe to the Company’s GDSs; and costs for call centre operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization expenses.

In markets not supported by the Company’s sales and marketing organizations, the Company utilizes an NDC structure, where feasible, in order to take advantage of the NDC’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC’s territory.

The Company enters into agreements with significant subscribers, which provide for incentives in the form of cash payments, equipment or other services at no charge. The amount of the incentive varies depending upon the expected volume of the subscriber’s business. The Company establishes liabilities for these incentives and recognizes the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, the Company defers and amortizes the expense over the life of the contract. The Company generally amortizes the incentives on a straight-line basis as it expects the benefit of that incentive, which are the air segments booked on its GDSs, to accrue evenly over the life of the contract.

Technology management costs, data processing costs, and telecommunication costs which are included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating the Company’s Internet sites and payments to outside contractors.

Commission costs are recognized in the same accounting period as the revenue which was generated from those activities. All other costs are recognized as expenses when obligations are incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $26 million, $20 million and $288 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The provision for income taxes for annual periods is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based on the temporary differences between the financial statement carrying amounts and income tax bases of assets and liabilities using currently enacted tax rates. The deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the provision for income taxes and increases to the valuation allowance result in additional provision for income taxes. The realization of the deferred tax assets, net of a valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require an addition or reduction to the valuation allowance.

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company classifies uncertain tax positions as non-current other liabilities unless it is expected to be paid within one year. Liabilities expected to be paid within one year are included in the accrued expenses and other current

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities, and other non-current liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax positions as part of the provision for income taxes.

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables are reported in the balance sheets net of allowance for doubtful accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company, or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which the Company operates, its policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect, relative to local standards, does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivable is performed on a regular basis, generally monthly, by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $15 million, $12 million and $11 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. All derivatives are recorded at fair value either as assets or liabilities. As a matter of policy, the Company does not use derivatives for trading or speculative purposes, and does not offset derivative assets and liabilities.

The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income are reflected in earnings in the same period during which the hedged cash flow affects earnings. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the consolidated statements of operations.

Fair Value Measurement

The financial assets and liabilities on the Company’s consolidated balance sheets that are required to be recorded at fair value on a recurring basis are assets and liabilities related to derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

use in pricing the asset or liability based on market rates obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s estimates about the assumptions market participants would use in the pricing of the asset or liability based on the best information available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 —	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 —	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 —	Valuations based on inputs that are unobservable and significant to overall fair value measurement.

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments that do not entail significant judgment. These amounts include fair value adjustments related to the Company’s own credit risk and counterparty credit risk. These pricing models are categorized within Level 2 of the fair value hierarchy.

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization expense on the consolidated statements of operations, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvement, also recorded as a component of depreciation and amortization, is computed using the straight-line method over the shorter of the estimated benefit period of the related assets or the lease term. Useful lives are up to 30 years for buildings, up to 20 years for leasehold improvements, from three to ten years for capitalized software and from three to seven years for furniture, fixtures and equipment.

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes the software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2009, 2008 and 2007, the Company amortized software development costs of $58 million, $48 million, $43 million, respectively, as a component of depreciation and amortization expense in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market multiples and other factors to corroborate the discounted cash flow results, if available. If, as a result of testing, the Company determines that the carrying value exceeds the fair value, then the level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. This results in the implied fair value of the goodwill. Other indefinite-lived assets are tested for

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary.

The Company evaluates the recoverability of its other long-lived assets, including definite-lived intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations.

The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. See Note 6 — Impairment of Long-Lived Assets for additional information.

The Company is required under US GAAP to review its investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. The Company has an equity investment in Orbitz Worldwide that is evaluated quarterly for impairment. This analysis is focused on the market value of Orbitz Worldwide shares as compared to the book value of such shares. Factors that could lead to impairment of the investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. The Company may be required in the future to record a charge to earnings if its investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact the Company’s results of operations.

Equity Method Investments

The Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. The investment was initially recorded at cost at the time Orbitz Worldwide was deconsolidated on October 31, 2007, and the carrying amount has been adjusted to recognize the Company’s share of Orbitz Worldwide earnings and losses since deconsolidation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency and interest rate hedge transactions designated in hedge relationships, unrealized actuarial gains or losses on defined benefit plans and unrealized gain (loss) on equity investment. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-US dollar functional currencies are translated at period end exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into US dollars, net of hedging gains or losses and taxes, are included in accumulated other comprehensive income (loss) on the balance sheets. Gains or losses resulting from foreign currency transactions are included in earnings as a component of net revenues, cost of revenues or selling, general and administrative expenses, based upon the nature of the underlying transaction, in the consolidated statements of operations. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component on the consolidated statements of cash flows.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation

The Company operates an equity-based long-term incentive program for the purpose of retaining certain key employees. Under this program, key employees are granted restricted equity units and/or partnership interests in the partnership which ultimately controls the Company.

The Company expenses all employee equity-based compensation over their vesting period based upon the fair value of the award on the date of grant, the estimated achievement of performance targets and anticipated staff retention. The equity-based compensation expense is included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

The Company’s accounting policies, which include significant estimates and assumptions, include estimation of the collectability of accounts receivables, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, amounts for future cancellations of airline bookings processed through the GDSs, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, discount rates and rates of return effecting the calculation of the assets and liabilities associated with the employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

Recently Issued Accounting Pronouncements

The FASB Accounting Standards Codification

In June 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification is now the single official source of authoritative, non-governmental GAAP. The Codification did not change US GAAP but reorganizes the literature. The Company has adopted the provisions of this statement effective September 30, 2009, as required, and the adoption of this statement did not have an impact on the consolidated financial statements.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company will adopt the provisions of this guidance effective January 1, 2010, except for the new disclosures around the activity in Level 3 categories of fair value measurements, which will be adopted on January 1, 2011, as required. The Company does not anticipate a material impact on the consolidated financial statements.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued guidance related to accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies the scope of the requirements surrounding the decrease in ownership and situations where the guidance does not apply. This guidance also expands the disclosure requirements for deconsolidation of a subsidiary or de-recognition of a group of assets. The Company will adopt the provisions of this guidance, as required, and does not anticipate a material impact on the consolidated financial statements.

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier adoption permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is assessing the impact of this new guidance, but does not anticipate a material impact on the consolidated financial statements.

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is assessing the impact of this new guidance, but does not anticipate a material impact on the consolidated financial statements.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued guidance related to fair value measurements and disclosures. This guidance provides clarification on fair value measurement in circumstances in which a quoted price in an active market for the identical liability is not available. The Company adopted the provisions of this guidance effective October 1, 2009, as required. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

Subsequent Events

In May 2009, the FASB issued new accounting guidance related to the accounting and disclosure of subsequent events, with a subsequent update in February 2010. This guidance establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of this guidance effective June 30, 2009, as required. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to interim disclosures about the fair value of financial instruments. This guidance makes amendments to require an entity to provide disclosures about fair value of financial instruments in the interim financial information. The Company adopted this guidance effective June 30, 2009, as required. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

Determining Fair Value under Market Value Decline

In April 2009, the FASB issued new guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The Company adopted this pronouncement effective June 30, 2009, as required. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance establishes enhanced disclosure requirements for derivative instruments and hedging activities. The Company adopted the provisions of this statement on January 1, 2009, as required. There was no impact on the Company’s consolidated financial statements resulting from the adoption of this guidance, apart from disclosure.

Business Combinations

In December 2007, the FASB issued new guidance related to the accounting for business combinations and related disclosure. This guidance changes the accounting treatment for certain specific items, including, but not limited to: acquisition costs are generally expensed as incurred; non-controlling interests are valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowance and income tax uncertainties after the acquisition date generally affect income tax expense. This guidance applies prospectively to business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, as well as recognizing adjustments to uncertain tax positions through earnings on all acquisitions regardless of the acquisition date. The Company adopted the provisions of this statement on January 1, 2009, as required. There was no material impact on the Company’s consolidated financial statements resulting from the adoption of this guidance.

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

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

statement on January 1, 2009, as required. There was no impact on the Company’s consolidated financial statements resulting from the adoption of this guidance, apart from presentation.

3.	Orbitz Worldwide Transactions

Initial Public Offering

On July 25, 2007, the Company’s then subsidiary, Orbitz Worldwide, Inc., completed an initial public offering (the “Orbitz Worldwide IPO”) of 41% of its shares of common stock for net proceeds of approximately $477 million. In addition, Orbitz Worldwide entered into a new senior secured credit agreement consisting of a seven-year $600 million senior secured term loan facility and a six-year $85 million senior secured revolving credit facility. Orbitz Worldwide used the net proceeds from the Orbitz Worldwide IPO and $530 million from term loan borrowings under its new senior secured credit facility to repay indebtedness it owed to the Company and to pay the Company a dividend. The Company used such proceeds to repay a portion of its senior secured credit facilities. As part of a broader reorganization, the Company reflected the resulting gain of $188 million as an increase to shareholders’ equity. The gain reflects the difference in the net book value of Orbitz Worldwide prior to the Orbitz Worldwide IPO and the value of the stock issued in the Orbitz Worldwide IPO.

Investment in Orbitz Worldwide

On October 31, 2007, pursuant to an internal restructuring, the Company transferred approximately 9.1 million shares, or approximately 11% of the outstanding shares of Orbitz Worldwide, to the Company’s direct parent. No shares of Orbitz Worldwide, Inc. were sold on the open market. As a result of these transactions, the Company no longer consolidates Orbitz Worldwide, effective October 31, 2007, and accounts for its investment in Orbitz Worldwide of approximately 48% under the equity method of accounting.

As of December 31, 2009 and 2008, the Company’s investment in Orbitz Worldwide was $60 million and $214 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of December 31, 2009 was approximately $292 million.

On January 26, 2010, the Company purchased $50 million of newly-issued common shares of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and PAR Investment Partners to exchange approximately $49.68 million of Orbitz Worldwide debt for Orbitz Worldwide common shares, the Company continues to own approximately 48% of Orbitz Worldwide’s outstanding shares.

Presented below are the summary balance sheets for Orbitz Worldwide as of December 31, 2009 and 2008:

	As of	As of
	December 31,	December 31,
(in $ millions)	2009	2008

Current assets	169	128
Non-current assets	1,125	1,462

Total assets	1,294	1,590

Current liabilities	403	386
Non-current liabilities	760	766

Total liabilities	1,163	1,152

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

3.	Orbitz Worldwide Transactions (Continued)

As of December 31, 2009 and 2008, the Company had balances payable to Orbitz Worldwide of approximately $3 million and $10 million, respectively, which is included on the Company’s consolidated balance sheet within accrued expenses and other current liabilities.

The Company’s financial statements for all periods prior to October 31, 2007 reflect the results of Orbitz Worldwide on a consolidated basis. Presented below are the amounts reflected in the Company’s consolidated statements of operations for the ten month period to October 31, 2007. Also presented below are the summary results of operations for Orbitz Worldwide for the years ended December 31, 2009 and 2008, and the period from November 1, 2007 through December 31, 2007.

	Equity accounted			Consolidated
			November 1,
	Year Ended	Year Ended	2007 through	Ten Months Ended
	December 31,	December 31,	December 31,	October 31,
(in $ millions)	2009	2008	2007	2007
Net revenue	738	870	130	743
Operating expenses	678	811	123	686

Operating income	60	59	7	57
Impairment of long-lived assets	(332)	(297)	—	—
Interest expense, net	(58)	(63)	(12)	(72)
Gain on extinguishment of debt	2	—	—	—

Loss from continuing operations before income taxes	(328)	(301)	(5)	(15)
Income tax provision (benefit)	(9)	2	(1)	—

Net loss	(337)	(299)	(6)	(15)

The Company has recorded losses of $162 million, $144 million and $3 million related to its investment in Orbitz Worldwide for the years ended December 31, 2009 and 2008, and the period November 1, 2007 through December 31, 2007, respectively, within the equity in losses of investment in Orbitz Worldwide line item on the Company’s consolidated statements of operations. The loss in the year ended December 31, 2009 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $332 million. The loss in the year ended December 31, 2008 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $297 million. These impairment charges are discussed in further detail below.

Net revenue disclosed above includes approximately $70 million, $114 million, $12 million and $65 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the years ended December 31, 2009 and 2008, the period November 1, 2007 through December 31, 2007, and the ten month period ended October 31, 2007, respectively.

The Company has various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, it has earned approximately $42 million and $137 million of revenue and recorded approximately $106 million and $232 million of expense in the years ended December 31, 2009 and 2008, respectively. The Company has a Transition Services Agreement with Orbitz Worldwide under which it provides Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide’s initial public offering. The Company has recorded approximately $1 million and $5 million of cost recovery under the Transition Services Agreement and incurred $1 million and $1 million of other net

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

3.	Orbitz Worldwide Transactions (Continued)

costs in the years ended December 31, 2009 and 2008, respectively. In addition, the Company has recorded approximately $4 million and $3 million of interest income related to letters of credit issued on behalf of Orbitz Worldwide in the years ended December 31, 2009 and 2008, respectively.

Impairment

In connection with the preparation of its financial statements in 2008, Orbitz Worldwide performed an impairment test of its goodwill, trademarks and tradenames and customer relationships and concluded that the goodwill, trademarks and tradenames, and customer relationships related to its domestic and international subsidiaries were impaired. As a result, Orbitz Worldwide recorded a non-cash impairment charge of $297 million during the year ended December 31, 2008, of which $210 million related to goodwill, $74 million related to trademarks and tradenames and $13 million related to customer relationships.

During the three months ended March 31, 2009, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures resulted in the recognition of a further impairment charge. The results of Orbitz Worldwide for the year ended December 31, 2009 were impacted by a non-cash impairment charge of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and tradenames.

4.	Discontinued Operations

As of December 31, 2007, the Company reached a definitive agreement to sell its Trust International business (“TRUST”), a non-core business within its GTA segment. The Company completed the sale of this business in January 2008. The Company recorded a pre-tax loss on disposal of approximately $12 million, as the amount realized from the sale was less than the carrying value of the assets on the Company’s consolidated balance sheet.

Summarized consolidated statement of operations data for TRUST, which represents all of the discontinued operations for the year ended 2007, is as follows:

Year Ended
(in $ millions)	December 31, 2007

Net revenues	30

Loss before income taxes	(1)
Benefit for income taxes	—

Loss from discontinued operations, net of tax	(1)

Loss on disposal of discontinued operations	(12)
Benefit for income taxes	6

Loss on disposal of discontinued operations, net of tax	(6)

5.	Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded based upon their estimated fair values at the respective acquisition dates. The results of operations of businesses acquired by the Company have been included in the consolidated statements of operations since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Acquisitions (Continued)

2009 Acquisitions

During the year ended December 31, 2009, the Company made two small acquisitions in the GDS business, resulting in goodwill of $7 million.

2007 Acquisition

On August 21, 2007, the Company acquired 100% of Worldspan. Worldspan is a provider of electronic distribution of travel information services serving customers worldwide. Management believes the acquisition will enable the Company to succeed in an increasingly competitive industry by increasing the Company’s scale, network of travel brands, content and service offerings. The Company paid approximately $1.3 billion in cash and other consideration, including the application of $135 million in principal and interest on an outstanding paid in kind (“PIK”) loan.

The Company has substantially completed the process of integrating the operations of Worldspan and has incurred certain costs relating to such integration. These costs resulted from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs were recorded in the balance sheets as adjustments to the purchase price or in the consolidated statements of operations as expenses, as appropriate. The purchase accounting for this transaction was completed during 2008. In June 2009, the Company identified an additional contractual obligation of $6 million that should have been reflected in the adjustments to Goodwill which were made during 2008. See Note 7 — Intangible Assets.

The allocation of the purchase price is summarized as follows:

(in $ millions)

Cash consideration	1,109
Application of PIK loan	135
Transaction costs and expenses	35

Total purchase price	1,279
Less: Historical value of tangible assets acquired in excess of liabilities assumed	261
Less: Fair value adjustments	247

Goodwill	771

The fair value adjustments included in the preliminary allocation of the purchase price above primarily consisted of:

(in $ millions)

Fair value of identifiable intangible assets	357
Adjustments to deferred income taxes and income tax payable	(63)
Costs associated with exit activities	(25)
Fair value adjustments to:
Tangible assets acquired	49
Founding airlines service agreement liability	(92)
Deferred revenue	9
Other liabilities assumed	12

247

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Acquisitions (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

(in $ millions)

Cash	101
Other current assets	101
Property and equipment	259
Other non-current assets	53
Intangible assets
Trademarks and tradenames	103
Customer relationships	254
Goodwill	771

Total assets	1,642

Current liabilities	147
Founding airlines service agreement liability	92
Non-current liabilities	124

Total liabilities	363

Fair value of net assets acquired	1,279

In connection with the acquisition of Worldspan, the Company assumed certain obligations under the Founding Airlines Service Agreement (“FASA”). The fair value of this liability established at the acquisition date was $92 million.

As of December 31, 2007, the purchase price allocation was preliminary, and was adjusted by $14 million in 2008 primarily as a result of a $10 million adjustment to the purchase price of Worldspan and $4 million of fair value adjustments to the assets acquired and liabilities assumed. The Company based the purchase price for the acquisition on historical and forecasted performance metrics, which included EBITDA (net income before interest, taxes, depreciation and amortization) and cash flow. The purchase price resulted in a significant amount of goodwill due to the leading industry position and growth opportunities in the market as well as anticipated operational synergies. As a result, the predominant portion of the purchase price was based on the expected financial performance of the business, and not the identified net assets at the time of the acquisition. The goodwill was all assigned to the GDS segment, none of which is tax deductible.

Definite lived intangibles consist of customer relationships and other intangible assets, with a weighted average life of eight years and nine years, respectively. The tradenames are not subject to amortization due to their indefinite lives.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Acquisitions (Continued)

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma data for the Company’s significant acquisition of Worldspan includes the results of operations as if the acquisition had been consummated as of the beginning of the period presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Year Ended December 31, 2007
	Historical As		Worldspan
(in $ millions)	Reported	Worldspan(a)	Adjustment(b)	Pro Forma

Net revenue	2,780	484	(30)	3,234
Operating (loss) income	(18)	67	9	58
Net (loss) income	(440)	2	7	(431)

(a)	Represents the historical results of Worldspan prior to the acquisition.

(b)	Represents the adjustments to the historical results of Worldspan to reflect the acquisition by the Company, including adjustments to depreciation, amortization, interest expense and intercompany transactions. The impact of these adjustments, among other things, decreased operating expenses by $9 million and increased interest expense by $2 million for the year ended December 31, 2007. Intercompany transactions resulted in a $30 million adjustment to net revenue for the year ended December 31, 2007.

6.	Impairment of Long-Lived Assets

The Company assesses the carrying value of goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment.

During the third quarter of 2009, the Company observed indicators of potential impairment related to its GTA segment, specifically that the performance in what historically has been the strongest period for GTA, due to peak demand for travel, was less than expected. This resulted in a downward modification to the revenue forecasts for GTA, as it was concluded that the recovery in the travel market in which GTA operates will take longer than originally anticipated. As a result, an impairment assessment was performed.

The impairment test involves two steps: a comparison of the estimated fair value of the reporting unit to the carrying value of net assets and, if the carrying value exceeds the fair value of the net assets, a further assessment is required to analyze the fair value of the goodwill. In estimating the fair value of the reporting unit, the Company used the income approach. The income approach, which results in a Level 3 fair value, is based on discounted expected future cash flows from the business. The estimates used in this approach included (a) estimated cash flows based on financial projections for periods from 2010 through 2014 and which were extrapolated to perpetuity for goodwill and trademarks and until 2025 for customer lists, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on weighted average cost of capital (“WACC”), ranging from 13% to 14%.

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

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

6.	Impairment of Long-Lived Assets (Continued)

As a result of this assessment, the Company recorded an impairment charge of $833 million during the year ended December 31, 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in the consolidated statements of operations. A tax benefit of $96 million has been recognized in the Company’s consolidated statements of operations as a result of the impairment charge in the year. Accordingly, the non-current deferred income tax liability has been reduced by $96 million. This includes $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and tradenames. There was no tax impact arising from the impairment of the goodwill.

For other long-lived assets, the impairment assessment determines whether the sum of the estimated undiscounted future cash flows attributable to long-lived assets is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. In estimating the fair value, the Company is required to make a number of estimates and assumptions including assumptions related to including projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in an impairment in future periods.

The Company performed its annual impairment test in the fourth quarter of 2009 and did not identify any additional impairment. In 2008 and 2007, as a result of the impairment tests performed, the Company recorded an impairment charge of approximately $1 million in each year related to property and equipment values.

7.	Intangible Assets

The changes in the gross carrying amount of goodwill and other intangible assets for the Company between January 1, 2009 and December 31, 2009 are as follows:

	Balance				Balance
	January 1,				December 31,
(in $ millions)	2009	Additions	Impairment Charge	Foreign Exchange	2009

Non-Amortizable Assets:
Goodwill
GDS	972	7	—	—	979
GTA	766	—	(491)	31	306

	1,738	7	(491)	31	1,285

Trademarks and tradenames	499	—	(87)	7	419

Amortizable Intangible Assets:
Customer relationships	1,796	—	(255)	23	1,564
Vendor relationships and other	50	1	—	—	51

	1,846	1	(255)	23	1,615

At December 31, 2009, the GDS and GTA segments had a gross carrying value of other intangible assets of $1,439 million and $595 million, respectively.

At December 31, 2008, the GDS and GTA segments had a gross carrying value of other intangible assets of $1,437 million and $908 million, respectively.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

7.	Intangible Assets (Continued)

In 2009, the Company made two small acquisitions in the GDS business resulting in goodwill of $7 million. During June 2009, the Company identified an additional contractual obligation of $6 million that should have been reflected in the opening balance sheet. As a result, the Company has recorded an adjustment to goodwill and other current liabilities as of December 31, 2008.

The changes in the gross carrying amount of goodwill and intangible assets for the Company between January 1, 2008 and December 31, 2008 are as follows:

			Adjustments to
	Balance		Intangibles		Balance
	January 1,		Acquired in Prior	Foreign	December 31,
(in $ millions)	2008	Additions	Periods	Exchange	2008

Non-Amortizable Assets:
Goodwill
GDS	948	1	23	—	972
GTA	809	—	—	(43)	766

	1,757	1	23	(43)	1,738

Trademarks and tradenames	510	—	—	(11)	499

Amortizable Intangible Assets:
Customer relationships	1,826	—	—	(30)	1,796
Vendor relationships and other	52	—	—	(2)	50

	1,878	—	—	(32)	1,846

The adjustments to goodwill acquired in prior periods are primarily the result of a $16 million adjustment to the purchase price of Worldspan and $7 million of fair value adjustments to the assets acquired and liabilities assumed. The goodwill acquired during 2008 is the result of an acquisition by the Company’s GDS segment with a purchase price of approximately $1 million.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

7.	Intangible Assets (Continued)

The changes in the gross carrying amount of goodwill and intangible assets for the Company between January 1, 2007 and December 31, 2007 are as follows:

			Adjustments to
	Balance		Intangibles			Balance
	January 1,		Acquired in Prior	Foreign		December 31,
(in $ millions)	2007	Additions	Periods	Exchange	Other*	2007

Non-Amortizable Assets:
Goodwill
GDS	164	771	13	—	—	948
Orbitz Worldwide	1,242	—	(36)	7	(1,213)	—
GTA	738	—	(3)	74	—	809

	2,144	771	(26)	81	(1,213)	1,757

Trademarks and tradenames	705	103	—	15	(313)	510

Amortizable Intangible Assets:
Customer relationships	1,606	254	(13)	69	(90)	1,826
Vendor relationships and other	71	—	(18)	4	(5)	52

	1,677	254	(31)	73	(95)	1,878

*	Represents the amount of goodwill and intangible assets for Orbitz Worldwide that is not consolidated on the December 31, 2007 balance sheet.

Amortization expense relating to all intangible assets was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Customer relationships	130	138	129
Vendor relationships and other	2	3	5

Total*	132	141	134

*	Included as a component of depreciation and amortization on the consolidated statements of operations.

Accumulated amortization of customer relationships was $424 million, $287 million and $157 million as of December 31, 2009, 2008 and 2007, respectively. Accumulated amortization of vendor relationships and other was $8 million, $7 million and $4 million as of December 31, 2009, 2008 and 2007, respectively.

The Company expects amortization expense relating to intangible assets to be approximately $122 million, $117 million, $112 million, $110 million and $107 million for each of the five succeeding fiscal years, respectively.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

8.	Separation and Restructuring Charges

Separation and restructuring charges consist of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Separation costs	—	—	5
Sponsor monitoring fee	—	—	57
Restructuring charges	19	27	28

Total	19	27	90

Restructuring Charges

Following the acquisition of Worldspan in 2007, and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes. Substantially all of the costs incurred were personnel related. During the year ended December 31, 2009, the Company continued to make significant progress on this restructuring program, including further payment of retention and severance related to several administrative functions being relocated from the United States to the United Kingdom.

The recognition of restructuring charges and utilization of accrued balances are summarized by category as follows:

	Personnel	Facility
(in $ millions)	Related	Related	Other	Total

Balance as of January 1, 2007	2	1	2	5
2006 restructuring plan charges incurred in 2007	22	2	—	24
2007 restructuring plan charges incurred in 2007	4	—	—	4
Cash payments related to the 2006 plan	(20)	(3)	(1)	(24)
Other non-cash reduction related to the 2006 plan	—	—	(1)	(1)

Balance as of December 31, 2007	8	—	—	8
2007 restructuring plan charges incurred in 2008	26	—	1	27
Cash payments made in 2008	(25)	—	—	(25)

Balance as of December 31, 2008	9	—	1	10
2007 restructuring plan charges incurred in 2009	18	1	—	19
Cash payments made in 2009	(21)	—	—	(21)

Balance as of December 31, 2009	6	1	1	8

The restructuring charges included within “Other” in the table above include asset impairments and consulting fees. The restructuring charges of $19 million incurred during the year ended December 31, 2009 included approximately $6 million and $4 million that have been recorded within the GDS and GTA segments, respectively. Further charges may be incurred in relation to exiting a number of lease arrangements in the United States as a result of relocations.

The restructuring charges of $27 million incurred during the year ended December 31, 2008 included approximately $14 million and $4 million that have been recorded within the GDS and GTA segments, respectively.

The restructuring charges of $28 million incurred during the year ended December 31, 2007 included approximately $24 million, $2 million and $1 million that have been recorded within the GDS, GTA and Orbitz Worldwide segments, respectively.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

8.	Separation and Restructuring Charges (Continued)

Sponsor Monitoring Fee

Under the terms of the Transaction and Monitoring Fee Agreement, the Company pays an annual management fee to Blackstone, TCV and OEP. On December 31, 2007, the Company received a notice from its Sponsors electing to receive a lump sum monitoring fee, in lieu of annual payments of the monitoring fee in consideration of the termination of the appointment of Blackstone, TCV and OEP to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The lump sum monitoring fee was agreed to be an amount equal to approximately $57 million.

On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with its Sponsors, pursuant to which Sponsors render monitoring, advisory and consulting services to the Company. Pursuant to the new agreement, payments made by the Company in 2008, 2010 and subsequent years are credited against the advisory fee of approximately $57 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2008 and 2009, the Company made payments of approximately $8 million and $8 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payment made in 2008 was credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $49 million. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expense for the year ended December 31, 2008.

Separation Costs

Separation costs of $5 million for the year ended December 31, 2007 consist of $3 million in employee retention plans and $2 million in professional fees and other costs directly related to the separation from Avis Budgets Group, Inc. (“Avis Budget”) in 2006.

9.	Income Taxes

The Benefit (provision) for income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Current
US State	(3)	(3)	(2)
Non-US	(33)	(40)	(39)

	(36)	(43)	(41)

Deferred
US Federal	13	(3)	3
US State	—	(1)	1
Non-US	105	16	20

	118	12	24

Non-current
Liabilities for uncertain tax positions	(14)	(12)	(24)

Benefit (provision) for income taxes	68	(43)	(41)

The benefit for income taxes on continuing operations of $68 million for the year ended December 31, 2009 includes a $96 million deferred tax benefit associated with the GTA impairment charge on intangible assets, other than goodwill, and the release of $16 million from the current portion of the US valuation allowance as it is now considered more-likely-than-not that certain operating loss carry forwards will be realized.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

9.	Income Taxes (Continued)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide for US and non-US operations consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

United States	36	52	(256)
Non-US	(811)	(41)	(135)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(775)	11	(391)

Deferred income tax assets and liabilities were comprised of:

	As of	As of
	December 31,	December 31,
(in $ millions)	2009	2008

Deferred tax assets:
Accrued liabilities and deferred income	59	66
Accrued interest	56	—
Unrealized foreign exchange loss	—	5
Allowance for doubtful accounts	9	5
Depreciation and amortization	1	69
Capital loss carry forward	2	3
Net operating loss carry forwards and tax credit carry forwards	20	69
Equity-based compensation	2	—
Accumulated other comprehensive income	22	25
Other assets	1	1
Less: Valuation allowance	(148)	(236)

Total deferred tax assets	24	7

Deferred tax liabilities
Accrued liabilities and deferred income	(1)	(1)
Depreciation and amortization	(142)	(238)
Other	—	1

Total deferred tax liabilities	(143)	(238)

Net deferred tax liability	(119)	(231)

The deferred tax assets and liabilities shown above are offset within taxing jurisdictions in the same manner as presented in the consolidated balance sheets. On a gross basis, deferred tax assets would be $45 million and $16 million as of December 31, 2009 and 2008, respectively. Deferred tax liabilities would be $164 million and $247 million as of December 31, 2009 and 2008, respectively.

The Company believes that it is more likely than not that the benefit from certain US federal, US State and non-US net operating loss carry forwards will not be realized. A valuation allowance of $148 million has been recorded against the deferred tax assets as of December 31, 2009. If the assumptions change and it is determined that the Company will be able to realize the net operating losses, the valuation allowance will be

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

9.	Income Taxes (Continued)

recognized as a reduction of income tax expense. As of December 31, 2009, the Company had federal net operating loss carry forwards of approximately $4 million, which expire between 2026 and 2028, and other non-US net operating losses of $5 million that expire between four years and indefinitely.

As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2009 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $25 million if such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-US subsidiaries in those operations. As of December 31, 2009, the Company had not made a provision for US or additional non-US withholding tax on approximately $1,214 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liability related to investments in these non-US subsidiaries.

The Company’s effective income tax rate differs from the US federal statutory rate as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in %)	2009	2008	2007

US Federal statutory rate	35.0	35.0	35.0
US State and local income taxes, net of federal tax benefits	(0.4)	30.8	(0.2)
Taxes on non-US operations at alternative rates	(6.8)	283.7	(21.8)
Tax benefit resulting from non-US rate change	—	5.7	4.8
Tax benefit arising from US state rate change	—	4.8	—
Liability for uncertain tax positions	(1.6)	108.5	(6.1)
Non-deductible compensation	(0.4)	(84.4)	(13.0)
Non-deductible interest	—	5.1	(1.1)
Non-deductible impairment and amortization	(22.6)	31.2	—
Capitalized consulting costs	—	(76.2)	(3.5)
Change in valuation allowance	5.1	35.5	(4.9)
Other non-deductible items	(0.9)	11.1	—
Other	1.4	0.1	0.3

	8.8	390.9	(10.5)

The Company is subject to income taxes in the United States and numerous non-US jurisdictions. The effective tax rate is likely to vary materially both from the statutory tax rate and from period to period. While within a period there may be discrete items that impact the effective tax rate, the following items consistently have an impact: (a) the Company is subject to income tax in numerous non-US jurisdictions with varying tax rates, (b) the GDS business earnings outside of the US are taxed at an effective rate that is lower than the US rate and at a relatively consistent level of charge, (c) the location of the Company’s debt in countries with no or low rates of federal tax implies limited deductions for interest, and (d) a valuation allowance is established against the historical losses generated in the United States. Significant judgment is required in determining the

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

9.	Income Taxes (Continued)

Company’s worldwide provision for income taxes and recording the related assets and liabilities; the effective tax rate is set annually based upon forecast expectations of the full year income before taxes. The tax rate for the year ended December 31, 2009 includes the effect of the GTA impairment to goodwill and intangible assets. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities.

The Company believes there is appropriate support for the positions taken on its tax returns, although the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, tax regulations are subject to interpretation and tax litigation is inherently uncertain. Therefore, the Company’s assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. The final determination of tax audits and any other related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities.

Pursuant to the purchase agreement governing the acquisition of the Travelport business of Avis Budget on August 23, 2006, the Company is indemnified by Avis Budget for all income tax liabilities relating to periods prior to the sale of the Company. The Company believes its accruals for the indemnified tax liabilities are adequate for all remaining open years, based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The results of an audit or litigation related to these matters include a range of potential outcomes, which may involve material amounts. However, as discussed above, the Company is indemnified by Avis Budget for all income taxes relating to periods prior to the sale of the Company and, therefore, does not expect any such resolution to have a significant impact on its earnings, financial position or cash flows.

The Company adopted the revised accounting guidance which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribed a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return, with effect from January 1, 2007. As a result of its application, the Company recorded an additional income tax liability of approximately $22 million. As the conditions resulting in a portion of this liability arose as a result of the purchase agreement relating to the acquisition of the Travelport business of Avis Budget, the Company recorded additional goodwill of approximately $21 million. The application of this revised guidance also decreased the opening accumulated deficit by approximately $1 million.

Under the terms of the purchase agreement relating to the acquisition of the Travelport business of Avis Budget, the Company is indemnified for all pre-closing income tax liabilities. For the purpose of accounting for uncertain tax positions for periods prior to the acquisition of the Travelport business of Avis Budget, the Company is only required to take into account tax returns for which it or one of its affiliates is the primary taxpaying entity. The Company’s US subsidiaries file a consolidated income tax return for US federal income tax purposes. During the first quarter of 2007, the Company implemented a series of transactions that led to the creation of two US consolidated income tax groups, one for the GDS and GTA businesses and one for the Orbitz Worldwide business.

The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions. The Company only expects a significant increase to unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to thin capitalization interest exposure. The Company expects a reduction of approximately $2 million in the total amount of unrecognized tax benefits within the next twelve months as a result of payments. The total amount

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

9.	Income Taxes (Continued)

of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $64 million as of December 31, 2009 and $50 million as of December 31, 2008.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Unrecognized tax benefit — opening balance	50	53	27
Gross increases — tax positions in prior periods	9	5	17
Gross decreases — tax positions in prior periods	(6)	(11)	—
Gross increases — tax positions in current period	8	13	7
Settlements	(1)	(2)	—
Increases (decreases) due to currency translation adjustments	4	(8)	—
Additions due to acquisition of Worldspan	—	—	4
Decrease related to deconsolidation of Orbitz Worldwide	—	—	(2)

Unrecognized tax benefit — ending balance	64	50	53

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. The Company accrued approximately $2 million and $1 million for interest and penalties in 2009 and 2008 respectively. The total interest and penalties included in the ending balance of unrecognized tax benefits above is $7 million and $5 million in 2009 and 2008, respectively.

10.	Other Current Assets

Other current assets consisted of:

	As of	As of
	December 31,	December 31,
(in $ millions)	2009	2008

Derivative contracts	1	27
Upfront inducement payments and supplier deposits	70	59
Sales and use tax receivables	48	45
Prepaid expenses	20	21
Deferred costs	10	—
Other	7	26

	156	178

During the year ended December 31, 2009, the Company received $14 million related to a receivable for a derivative contract which expired during 2008. This receivable was included in “Other” within other current assets.

Deferred costs relate to costs incurred directly in relation to a proposed offering of securities.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

11.	Property and Equipment, Net

Property and equipment consisted of:

	As of			As of
	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Land	4	—	4	4	—	4
Capitalized software	455	(182)	273	402	(118)	284
Furniture, fixtures and equipment	230	(129)	101	207	(84)	123
Building and leasehold improvements	48	(20)	28	44	(10)	34
Construction in progress	46	—	46	46	—	46

	783	(331)	452	703	(212)	491

As of December 31, 2009 and 2008, the Company had net capital leases of $52 million and $55 million, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of $111 million, $122 million and $114 million, respectively.

Construction in progress as of December 31, 2009 and 2008 includes $1 million and less than $1 million, respectively, of capitalized interest.

12.	Other Non-Current Assets

Other non-current assets consisted of:

	As of	As of
	December 31,	December 31,
(in $ millions)	2009	2008

Deferred financing costs	42	55
Development advances	87	54
Avis Budget tax receivable	7	7
Pension assets	14	—
Derivative assets	18	23
Other	36	35

	204	174

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

13.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	As of	As of
	December 31,	December 31,
(in $ millions)	2009	2008

Accrued travel supplier payments, deferred revenue and customer advances	206	193
Accrued commissions and incentives	197	160
Accrued payroll and related	63	71
Derivative contracts	43	63
Accrued sales and use tax	75	64
Accrued sponsor monitoring fees	49	55
Current portion of Worldspan founding airline service agreement liability	18	26
Accrued interest expense	41	36
Accrued merger and acquisition costs	9	4
Other	64	92

	765	764

14.	Long-Term Debt

Long-term debt consisted of:

		As of	As of
		December 31,	December 31,
(in $ millions)	Maturity	2009	2008

Senior Secured Credit Facility
Term loan facility
Dollar denominated	August 2013	1,846	1,713
Euro denominated	August 2013	501	488
Senior notes
Dollar denominated floating rate notes	September 2014	143	144
Euro denominated floating rate notes	September 2014	232	243
9 7/8% Dollar denominated notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	201	205
Revolver borrowings	August 2012	—	263
Capital leases and other		50	56

Total debt		3,663	3,802
Less: current portion		23	19

Long-term debt		3,640	3,783

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Long-Term Debt (Continued)

Senior Secured Credit Facilities

On August 23, 2006, in connection with the acquisition of the Travelport businesses of Avis Budget, the Company entered into a $2.6 billion senior secured credit facility consisting of: (i) a $2,200 million term loan facility; (ii) a $275 million revolving credit facility; and (iii) a $125 million synthetic letter of credit facility. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount, commencing on December 29, 2006. The $275 million revolving credit facility comprised of a US dollar denominated sub-facility of $175 million and an alternative currency sub-limit (Sterling and Euro) of $100 million.

During May 2007, the Company amended its senior secured credit agreement to allow for (i) borrowings of approximately $1.0 billion of an additional term loan for the acquisition of Worldspan; (ii) an increase of $25 million under its revolving credit facility, bringing the total availability to $300 million; (iii) an increase of $25 million in the synthetic letter of credit facility, bringing the total availability to $150 million; and (iv) a reduction in the interest rate on its euro denominated term loan from EURIBOR plus 2.75% to EURIBOR plus 2.5%. The Company borrowed the maximum allowable amount of the term loan equal to approximately $1.0 billion to finance the acquisition of Worldspan.

During July 2007, in connection with the proceeds received from the Orbitz Worldwide initial public offering and borrowings by Orbitz Worldwide under its term loan facility, the Company repaid approximately $1.0 billion under its senior secured credit facility. Pursuant to the Company’s separation agreement with Orbitz Worldwide, the Company maintains letters of credit under its synthetic letter of credit facility on behalf of Orbitz Worldwide.

During the year ended December 31, 2007, the Company made a $100 million discretionary repayment of amounts outstanding under the term loan portion of its senior secured credit facility and repaid approximately $16 million of the term loan as required under the agreement. As of December 31, 2007, there were no borrowings under the revolving credit facilities and $134 million of commitments outstanding under the synthetic letter of credit facility, including $74 million of commitments entered into on behalf of Orbitz Worldwide.

During the year ended December 31, 2008, the Company repaid approximately $10 million of debt under its senior secured credit facility as required under the senior secured credit agreement. In addition, the principal amount outstanding under the euro denominated term loan facility decreased by approximately $22 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by the Company.

The Company’s aggregate revolving credit facility commitment of $300 million is with a consortium of banks, including Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. The availability under the $300 million revolving credit facility has been reduced by $30 million due to LCPI’s status as a defaulting lender. On September 18, 2008, the Company borrowed $113 million, net of LCPI non-funding, under the revolving credit facility. In October 2008, the Company borrowed an additional $68 million and €59 million, net of LCPI non-funding, under the revolving credit facility. The euro denominated portion of the revolver borrowings amounted to $82 million equivalent as of December 31, 2008. As of December 31, 2008, there was $263 million outstanding under the revolving credit facilities and $147 million of commitments outstanding under the synthetic letter of credit facility, including $67 million of commitments entered into on behalf of Orbitz Worldwide.

In June 2009, the Company borrowed $150 million principal amount in additional US dollar denominated term loans, discounted to $144 million, under its senior secured credit facility. The additional term loans mature on the same maturity date as the existing term loans, and the Company is required to repay in quarterly

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Long-Term Debt (Continued)

installments in aggregate annual amounts equal to 1.00% of the initial principal amount thereof. The additional term loans have an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum interest rate of 3%. The interest rate as of December 31, 2009 was 10.5%.

During the year ended December 31, 2009, the Company repaid approximately $11 million of debt under its senior secured credit facility as required under the senior secured credit agreement. In addition, the principal amount outstanding under the euro denominated term loan facility under the Credit Agreement increased by approximately $13 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company. During the year ended December 31, 2009, the Company repaid approximately $263 million of debt under its revolving credit facility. As of December 31, 2009, there were no borrowings outstanding under the Company’s revolving credit facility.

As of December 31, 2009, the Company had approximately $136 million of commitments outstanding under the Company’s synthetic letter of credit facility, including commitments of $62 million in letters of credit issued by the Company on behalf of Orbitz Worldwide. As of December 31, 2009, this facility has a remaining capacity of $14 million.

Senior Notes and Senior Subordinated Notes

On August 23, 2006, in connection with the acquisition of the Travelport businesses of Avis Budget, the Company issued $150 million of US dollar denominated senior floating rate notes, a €235 million euro denominated senior floating rate notes ($299 million equivalent, on the date of issuance) and $450 million 9 7/8% senior fixed rate notes. The US dollar denominated floating rate senior notes bear interest at a rate equal to LIBOR plus 4 5/8%. The euro denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%. The senior notes are unsecured senior obligations of the Company and are subordinated to all existing and future secured indebtedness of the Company (including the senior secured credit facility) and will be senior in right of payment to any existing and future subordinated indebtedness (including the senior subordinated notes). In addition, during the year ended December 31, 2007, the amounts outstanding on the senior notes increased by approximately $33 million as a result of foreign exchange fluctuations, which were largely offset with foreign exchange hedge instruments contracted by the Company. The unrealized impacts of the hedge instruments are recorded within other current assets and liabilities on the consolidated balance sheets.

On August 23, 2006, in connection with the acquisition of the Travelport businesses of Avis Budget, the Company issued $300 million of 11 7/8% US dollar denominated notes and €160 million of 10 7/8% euro denominated notes ($204 million equivalent, on the date of issuance). The senior subordinated notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company (including the senior credit facilities and the senior notes). In addition, during the year ended December 31, 2007, the amounts outstanding on the senior subordinated notes increased by approximately $22 million as a result of foreign exchange fluctuations, which were largely offset with foreign exchange hedge instruments contracted by the Company.

During the year ended December 31, 2008, the Company repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt. In addition, the principal amount outstanding under the euro denominated notes decreased by approximately $14 million as a result of foreign exchange fluctuations, which are fully offset with foreign exchange hedge instruments contracted by the Company.

During the year ended December 31, 2009, the Company repurchased approximately $1 million principal amount of its US dollar denominated senior notes and approximately $27 million principal amount of its euro

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Long-Term Debt (Continued)

denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt. In addition, the principal amount of euro denominated long-term debt increased by approximately $12 million as a result of foreign exchange fluctuations during the year ended December 31, 2009. This foreign exchange loss was largely offset through foreign exchange hedge instruments contracted by the Company and net investment hedging strategies. The unrealized impacts of the hedge instruments are recorded within other current assets, other non-current assets, accrued expenses and other current liabilities, and other non-current liabilities on the Company’s consolidated balance sheet.

Capital Leases and Other

During the year ended December 31, 2009, the Company repaid approximately $15 million under its capital lease obligations. The Company entered into additional capital lease obligations of approximately $9 million during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repaid approximately $8 million as required under its capital leases.

Debt Maturities

Aggregate maturities of debt as of December 31, 2009 are as follows:

(in $ millions)

2010	23
2011	20
2012	20
2013	2,317
2014	819
Thereafter	464

3,663

Debt Issuance Costs

Debt issuance costs are capitalized within other assets on the balance sheet and amortized over the life of the related debt into earnings as part of interest expense on the consolidated statements of operations. The movement in deferred financing costs is summarized below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Deferred financing costs at beginning of year	55	75	85
Debt issuance costs incurred	3	—	30
Amortization	(16)	(20)	(40)

Deferred financing costs at end of year	42	55	75

Debt Covenants and Guarantees

The senior secured credit agreement and the indentures governing the Company’s notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Long-Term Debt (Continued)

capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company’s senior subordinated notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s subordinated indebtedness (including the Company’s senior subordinated notes); change the Company’s lines of business; and change the status of the Company as a passive holding company.

In addition, the Company is required to maintain a maximum total leverage ratio. The senior secured credit agreement and indentures also contain certain customary affirmative covenants and events of default. As of December 31, 2009, the Company was in compliance with all financial covenants related to long-term debt, including the leverage ratio.

The senior notes and senior subordinated notes and borrowings under the senior secured credit agreement are guaranteed by the Company’s subsidiaries incorporated in the US with certain exceptions.

15.	Financial Instruments

RISK MANAGEMENT

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2009, the Company had a net liability position of $37 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries. Following is a description of the Company’s risk management policies:

Interest Rate Risk

A portion of the debt used to finance much of the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of December 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. The Company currently uses interest rate and cross-currency swaps as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with the Company’s floating rate debt are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company records deferred gains or losses in other comprehensive income for contracts designated as cash flow hedges. As of December 31, 2009, the Company’s interest rate hedges cover transactions for periods that do not exceed three years.

Foreign Currency Risk

During September 2009, certain cross-currency swap contracts treated as hedges to manage the exposure of the euro denominated debt matured. To replace these contracts, the Company entered into foreign currency forward contracts and adopted a net investment hedging strategy in order to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt.

Certain foreign currency forward contracts are not designated as hedge accounting relationships, however, the fluctuations in the value of these forward contracts recorded within the consolidated statements of operations largely offset the impact of the changes in the value of the euro denominated debt they are intended

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

15.	Financial Instruments (Continued)

to economically hedge. The fair value of the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below. The adoption of the net investment hedging strategy involved designating a proportion of the euro denominated debt as a hedge against certain euro denominated net assets, consisting primarily of goodwill and intangibles within the GTA segment. The impact of fluctuations in exchange rates resulting in changes in the carrying amount of the euro denominated debt can be matched against the corresponding equal but opposite changes in carrying amount of goodwill and intangible assets. As this net investment hedging strategy has been deemed as highly effective under US GAAP, the changes in the carry value of the euro denominated debt is recorded as a component of other comprehensive income, and thus offsets the impact of the currency translation adjustments of the net investment.

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Gains (losses) on these forward contracts amounted to $9 million, $(25) million and $(4) million for the years ended 2009, 2008 and 2007, respectively. These amounts are recorded as a component of selling, general and administrative expenses on the Company’s consolidated statements of operations.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2009, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs. See Note 2 — Summary of Significant Accounting Policies, for a discussion of the Company’s polices regarding this hierarchy.

Fair value of derivative instruments is determined using pricing models that use inputs from actively quoted markets for similar instruments and other inputs which require judgment. These amounts include fair value adjustments related to the Company’s own credit risk and counterparty credit risk. Subsequent to initial recognition, the initial fair value position of the derivative instruments is adjusted for the creditworthiness of the Company’s banking counterparty (if the derivative is an asset) or of the Company itself (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

15.	Financial Instruments (Continued)

The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are recognized currently in earnings in the Company’s consolidated statements of operations.

In March 2008, the FASB issued new guidance related to enhanced disclosure requirements for derivative instruments and hedging activities. The Company adopted the provisions of this guidance from January 1, 2009. Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the balance sheet at fair value.

	Asset			Liability
		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in $ millions)	Location	2009	2008	Location	2009	2008

Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	—	(12)	Accrued expenses and other current liabilities	(8)	(12)
	Other non-current assets	(5)	(22)	Other non-current liabilities	(3)	—
Foreign exchange impact of cross currency swaps	Other current assets	—	34	Accrued expenses and other current liabilities	—	(6)
	Other non-current assets	23	45	Other non-current liabilities	—	—
Foreign exchange forward contracts				Accrued expenses and other current liabilities	(4)	—

	Total	18	45	Total	(15)	(18)

Derivatives not designated as hedging instruments
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(25)	(27)
	Other non-current assets	—	—	Other non-current liabilities	(10)	—
Foreign exchange forward contracts	Other current assets	1	5	Accrued expenses and other current liabilities	(6)	(18)

	Total	1	5	Total	(41)	(45)

Total fair value of derivative assets (liabilities)		19	50		(56)	(63)

As of December 31, 2009, the Company had an aggregate outstanding notional amount of $1,250 million interest rate swaps, $200 million of cross-currency swaps and $880 million of foreign exchange forward contracts.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income and income during the year ended December 31, 2009, and the impact derivatives not designated as hedges had on income during that period.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

15.	Financial Instruments (Continued)

	Amount of Gain (Loss)
	Recognized
	in Other		Amount of Gain
	Comprehensive		(Loss) Recorded
	Income		into Income
	Year Ended	Location of Gain (Loss)	Year Ended
	December 31, 2009	Recorded into Income	December 31, 2009
	(In $ millions)

Derivatives designated as hedging instruments
Interest rate swaps	9	Interest expense, net	(13)
Foreign exchange impact of cross-currency swaps	26	Selling, general and administrative	26
Foreign exchange forward contracts	(4)	Selling, general and administrative	—
Derivatives not designated as hedging instruments
Interest rate swaps		Interest expense, net	(30)
Foreign exchange forward contracts		Selling, general and administrative	(9)

			(26)

The total amount of loss reclassified into interest expense from accumulated other comprehensive income for the interest rate swaps designated as hedges include amounts for ineffectiveness of less than $1 million for the year ended December 31, 2009.

The total amount of loss to be reclassified from accumulated other comprehensive income to the consolidated statement of operations is expected to be $8 million over the year to December 31, 2010.

 During the year ended December 31, 2009, certain interest rate and cross-currency swap contracts used to manage the exposure of the euro denominated debt expired, resulting in $73 million of cash recorded by the Company. During the same period, the Company received $14 million related to a receivable for a derivative contract which expired during 2008.

16.	Fair values of financial instruments and non-financial assets

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset/(liability)
Derivative assets (see Note 15)	19	19	50	50
Derivative liabilities (see Note 15)	(56)	(56)	(63)	(63)
Total debt	(3,663)	(3,526)	(3,802)	(1,537)

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

16.	Fair values of financial instruments and non-financial assets (Continued)

The fair values of the senior notes and senior subordinated notes have been calculated based on quoted prices in active markets for identical debt instruments. The fair value of the amounts outstanding under the senior secured credit facility is based on market observable inputs.

Fair values of non-financial assets measured on a non-recurring basis

During the year, the Company recorded certain non-financial assets at fair value following events that required the Company to assess goodwill and indefinite-live intangible assets for impairment.

	Fair Value as of
	September 30,
	2009
	Measured Using
	Significant	Total Losses for
	Unobservable Inputs	Year Ended
(in $ millions)	(Level 3)	December 31, 2009

Goodwill	312	(491)
Trademarks and tradenames	108	(87)
Other intangible assets, net	295	(255)

As of September 30, 2009, goodwill with a carrying amount of $803 million was written down to its implied fair value of $312 million, resulting in an impairment charge of $491 million which was included in earnings from continuing operations for the year (see Note 6). As of December 31, 2009, the carrying value of this goodwill has reduced to $306 million due to foreign exchange movements of $6 million.

As of September 30, 2009, trademarks and tradenames with a carrying amount of $195 million were written down to their implied fair value of $108 million, resulting in an impairment charge of $87 million which was included in earnings from continuing operations for the year (see Note 6). As of December 31, 2009, the carrying value of these trademarks and tradenames has reduced to $106 million due to foreign exchange movements of $2 million.

Other intangible assets with a carrying amount of $550 million were written down to their implied fair value of $295 million, resulting in an impairment charge of $255 million which was included in earnings from continuing operations for the year (see Note 6). As of December 31, 2009, the carrying value of these other intangible assets has reduced to $283 million due to foreign exchange movements of $6 million and amortization of $6 million.

17.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

17.	Commitments and Contingencies (Continued)

Future minimum lease payments required under non-cancellable operating leases as of December 31, 2009 are as follows:

(in $ millions)

2010	26
2011	21
2012	19
2013	17
2014	15
Thereafter	23

121

Commitments under capital leases amounted to $50 million as of December 31, 2009 primarily related to office and information technology equipment.

During the years ended December 31, 2009, 2008 and 2007, the Company incurred total rental expense of $30 million, $31 million and $39 million, respectively, principally related to leases of office facilities.

During 2007, the Company completed a sale and leaseback of a GTA facility located in the United Kingdom. The Company received $50 million for the sale of the facility and deferred recognition of a $2 million gain over the life of the lease.

Purchase Commitments

In the normal course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2009, the Company had approximately $206 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $79 million relates to the year to December 31, 2010). These purchase obligations extend through 2013.

Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

In connection with the Company’s existing NDC arrangements in the Middle East, the Company is involved in a dispute with one of its existing NDC partners regarding the payment of certain fees. The Company intends to defend vigorously any claims brought against the Company and to pursue vigorously appropriate cross-claims. While no assurance can be provided, the Company does not believe the outcome of this dispute will have a material adverse effect on the Company’s results of operations or its liquidity condition.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

17.	Commitments and Contingencies (Continued)

Guarantees/Indemnifications

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of trademarks, (iv) financial institutions in derivative contracts and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

Contractual Obligations to Indemnify Avis Budget for Certain Taxes Relating to the Separation from Avis Budget

The Company’s separation from Avis Budget involved a restructuring of the Travelport business whereby certain former foreign subsidiaries were separated independently of the Company’s separation from Avis Budget. It is possible that the independent separation of these foreign subsidiaries could give rise to an increased tax liability for Avis Budget that would not have existed had these foreign subsidiaries been separated with the Travelport business. In order to induce Avis Budget to approve the separation structure, the Company agreed to indemnify Avis Budget for any increase in Avis Budget’s tax liability resulting from the structure. The Company made a payment of approximately $6 million related to this during the fourth quarter 2007.

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

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

18.	Equity (Continued)

The Board may elect any date as the record date for determining the shareholders entitled to receive any dividend. The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution shall bear interest as against the Company.

Contribution from Parent

During 2006, OEP contributed $125 million to an indirect parent of the Company, which was then loaned by this entity to Worldspan under a PIK note. Upon completion of the acquisition of Worldspan in August 2007, the principal of the $125 million PIK note, plus $10 million of accrued interest, was repaid and then contributed by the parent to the Company.

Distributions to Parent

During the year ended December 31, 2009, the Company made $227 million of cash distributions to its parent company. During the year ended December 31, 2008, the Company made $60 million of cash distributions to its parent company.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

		Unrealized	Unrealized	Unrealized Gain	Unrealized	Accumulated
	Currency	Gain (Loss) on	Gain (Loss) on	(Loss) on	Gain (Loss)	Other
	Translation	Available for	Cash Flow	Defined Benefit	on Equity	Comprehensive
(in $ millions)	Adjustments	Sale Securities	Hedges	Plans	Investment	Income (Loss)

Balance as of January 1, 2007	20	—	(9)	—	—	11
Activity during period, net of tax	143	(1)	(13)	34	(11)	152

Balance as of December 31, 2007	163	(1)	(22)	34	(11)	163
Activity during period, net of tax	(88)	3	(14)	(93)	(11)	(203)

Balance as of December 31, 2008	75	2	(36)	(59)	(22)	(40)
Activity during period, net of tax	33	—	18	12	7	70

Balance as of December 31, 2009	108	2	(18)	(47)	(15)	30

19.	Equity-Based Compensation

Travelport Equity-Based Long-Term Incentive Program

The Company has a long-term incentive program for the purpose of retaining certain key employees. Under various plans within this program, key employees are granted restricted equity units and profit interests in the partnership that owns 100% of the Company. The board of directors of the partnership approved the grant of up to approximately 120 million restricted equity units. In December 2007, the equity award program was amended and resulted in the conversion of all profit interests at fair market value into Class A-2 Units, which, along with all outstanding restricted equity units, except those granted under the Supplemental Profit Sharing Plan (discussed below), were vested immediately. In addition, under the amended program, the board of directors of the partnership approved the grant of 16.4 million restricted equity units, representing the remaining unallocated Class B-1, Class C and Class D profit interests. None of the awards require the payment of an exercise price by the recipient.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Equity-Based Compensation (Continued)

In July 2008, the board of directors of the partnership approved the grant of 1.3 million restricted equity units, of which approximately 0.8 million vested in 2009 and approximately 0.5 million will vest over the next three years. The fair value of the 1.3 million restricted equity units that were granted was based on a valuation of the total equity of the partnership that owns 100% of the Company at the time of each grant.

In December 2008, the Company completed a net share settlement for approximately 29 million restricted equity units on behalf of the employees that participate in the Travelport equity-based long-term incentive plan upon the conversion of the restricted equity units to Class A-2 units pursuant to the terms of the equity plan. The net share settlement was in connection to taxes incurred on the conversion to Class A-2 units of restricted equity units that vested during 2007 and were transferred to the employees during 2008, creating taxable income for the employee. The Company agreed to pay these taxes on behalf of the employees in return for the employee returning an equivalent value of restricted equity units to the Company. This net settlement resulted in a decrease of approximately $32 million to equity on the Company’s consolidated balance sheet as the cash payment of the taxes was effectively a repurchase of the restricted equity units granted in previous years.

In May 2009, the board of directors of the partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in May 2009, and the remainder will be recognized as granted for accounting purposes over each of the subsequent three years through December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the partnership towards the start of each year. The fair value of the restricted equity units recognized as grants for accounting purposes was based on a valuation of the total equity of the partnership that owns 100% of the Company at the time of each grant.

The activity of all the Company’s equity award programs is presented below:

	Restricted Equity Units		Profit Interests
	Class A-2		Class B		Class B-1		Class C
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value	of Shares	Fair Value

Balance as of January 1, 2007	36.4	$1.00	11.3	$0.49	—	—	11.3	$0.43
Granted at fair market value	41.0	$2.28	—	—	1.9	$0.67	1.8	$0.65
Conversion/forfeiture of Orbitz Worldwide Units	(4.2)	$1.03	(1.1)	$0.49	(0.1)	$0.67	(1.2)	$0.45
Conversion to A-2 Units	38.0	$2.78	(10.0)	$0.49	(1.8)	$0.67	(11.7)	$0.46
Forfeited	(1.2)	$1.00	(0.2)	$0.49	—	—	(0.2)	$0.43

Balance as of December 31, 2007	110.0	$2.10	—	—	—	—	—	—
Granted at fair market value	1.3	$1.96	—	—	—	—	—	—
Net share settlement	(29.1)	$1.13	—	—	—	—	—	—
Forfeited	(0.1)	$1.96	—	—	—	—	—	—

Balance as of December 31, 2008	82.1	$2.44	—	—	—	—	—	—
Granted at fair market value	8.2	$1.10	—	—	—	—	—	—
Net share settlement and repurchases	(0.2)	$2.24	—	—	—	—	—	—
Forfeited	(0.1)	$1.96	—	—	—	—	—	—

Balance as of December 31, 2009	90.0	$2.32	—	—	—	—	—	—

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Equity-Based Compensation (Continued)

	Partnership Interests
	Class C-1		Class D
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Balance as of January 1, 2007	—		11.3	$0.38
Granted at fair market value	1.8	$0.83	2.7	$0.63
Conversion/forfeiture of Orbitz Worldwide Units	—	—	(1.2)	$0.39
Conversion to A-2 Units	(1.8)	$0.83	(12.6)	$0.43
Forfeited	—	—	(0.2)	$0.38

Balance as of December 31, 2007	—	—	—	—
Granted at fair market value	—	—	—	—

Balance as of December 31, 2008	—	—	—	—
Granted at fair market value	—	—	—	—

Balance as of December 31, 2009	—	—	—	—

The fair value of the 16.4 million restricted equity units that were granted in December 2007 was based on the expected return divided by the number of units issued. The expected return was based on a valuation of the Company’s total equity at the time of conversion.

The fair value of the Class B-1 and Class C profit interests and 1.9 million of the Class D profit interests granted during 2007 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

2007

Dividend yield	—
Expected volatility	45.00%
Risk-free interest rate	4.64%
Expected holding period Class B	6.2 years
Expected holding period Class C	6.2 years
Expected holding period Class D	6.2 years

The fair value of the Class C-1 profit interests and 0.9 million Class D profit interests granted during 2007 was estimated on the dates of grant using a Monte-Carlo valuation model with the following weighted average assumptions:

Dividend yield	—
Expected volatility	45.00%
Risk-free interest rate	4.51%
Expected holding period Class C-1	5.8 years
Expected holding period Class D	5.8 years

For the year ended December 31, 2009, the Company recorded $9 million of non-cash equity compensation expense for grants made in 2009. In addition, the Company recorded $1 million of non-cash equity compensation expense for grants made in prior years.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Equity-Based Compensation (Continued)

For the year ended December 31, 2008, the Company recorded approximately $1 million of non-cash equity compensation expense related to the restricted equity unit grants and approximately $4 million of cash expense related to employer taxes on grants deemed as compensation to employees.

During the year ended December 31, 2007, the Company recognized $159 million in compensation expense related to the restricted equity units, Class A-2 units and profit interests.

In August and November 2007, the Board of Directors approved the grant of 19.8 million restricted equity units pursuant to the Travelport 2007 Supplemental Profit Sharing Plan (the “Profit Sharing Plan”). The Profit Sharing Plan provided for management profit sharing bonus payments aggregating 25% of the amount by which adjusted EBITDA (as defined in the Profit Sharing Plan) exceeded a certain threshold for 2007. The payments were made in the form of cash or restricted equity units. The ultimate number of restricted equity units which vested was dependent on the attainment of the performance goal. For the year ended December 31, 2007, the Company recorded $28 million of non-cash equity compensation expense related to the Profit Sharing Plan.

In addition, during 2007, the Company approved the Orbitz Worldwide 2007 Equity and Incentive Plan (the “Orbitz Plan”). The Orbitz Plan provides for the grant of equity-based awards to the Orbitz Worldwide directors, officers and other employees, advisors and consultants who are selected by Orbitz Worldwide’s compensation committee for participation in the Orbitz Plan. The restricted equity units and profit interests in the Travelport equity-based long-term incentive plan held by the Orbitz Plan participants were converted into shares of the Orbitz Plan. During 2007, Orbitz Worldwide recorded $4 million of compensation expense related to its equity and incentive plan.

20.	Employee Benefit Plans

Defined Contribution Savings Plan

The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan were approximately $11 million, $13 million and $9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Pension, Post-retirement and Other Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee’s option. Under both the US domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2009, 2008 and 2007, the aggregate accumulated benefit obligations of these plans were $475 million, $456 million and $460 million, respectively.

Substantially all of the defined benefit pension plans maintained by the Company had accumulated benefit obligations that exceeded the fair value of the assets of such plans as of December 31, 2009. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains post-retirement health and welfare plans for eligible employees of certain domestic subsidiaries.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Employee Benefit Plans (Continued)

The Company uses a December 31 measurement date for its defined benefit pension and post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2009, 2008 and 2007, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Benefit obligation, beginning of year	456	460	337
Benefit obligation assumed from Worldspan acquisition	—	—	204
Service cost	1	1	1
Interest cost	27	28	19
Actuarial loss (gain)	27	(3)	(15)
Net benefits paid	(15)	(25)	(13)
Defined benefit plan settlement(a)	(29)	—	—
Currency translation adjustment and other(b)	8	(5)	(73)

Benefit obligation, end of year	475	456	460

Fair value of plan assets, beginning of year	363	465	285
Fair value of plan assets acquired from Worldspan	—	—	220
Return on plan assets	59	(76)	33
Employer contribution	3	6	15
Net benefits paid	(15)	(25)	(13)
Defined benefit plan settlement(a)	(21)	—	—
Currency translation adjustment and other(b)	6	(7)	(75)

Fair value of plan assets, end of year	395	363	465

Funded status	(80)	(93)	5

(a)	During the year ended December 31, 2009, the Company settled two defined benefit pension plans for a cash payment of $2 million.

(b)	For the year ended December 31, 2007, other includes an adjustment of approximately $75 million to the benefit obligation and fair value of plan assets related a defined benefit plan of a subsidiary located in the United Kingdom. This plan has characteristics of both a defined benefit plan and a defined contribution plan. During 2007, it was determined that the benefit obligation and fair value of plan assets related to the portion of the plan with the characteristics of a defined contribution plan should be accounted for as a defined contribution plan and therefore were adjusted for and reflected on the summary of the changes in the benefit obligation and fair value of assets.

The amount in accumulated other comprehensive income (loss) that has not yet been recognized as a component of net periodic benefit expense relating to unrecognized actuarial gain amount to $63 million and $77 million as of December 31, 2009 and 2008, respectively.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Employee Benefit Plans (Continued)

	Post-Retirement Benefit Plan
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Benefit obligation, beginning of year	17	36	12
Benefit obligation assumed from Worldspan acquisition	—	—	27
Interest cost	1	2	1
Actuarial loss (gain)	(3)	(4)	(1)
Net benefits paid	(3)	(3)	(3)
Plan amendment	—	(14)	—

Benefit obligation, end of year	12	17	36

Fair value of plan assets, beginning of year	—	—	—
Employer contribution	3	3	3
Net benefits paid	(3)	(3)	(3)

Fair value of plan assets, end of year	—	—	—

Funded status	(12)	(17)	(36)

The amount in accumulated other comprehensive income (loss) that has not yet been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial loss amount to $16 million and $18 million as of December 31, 2009 and 2008, respectively.

The following table provides the components of net periodic benefit cost for the respective years:

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Service cost	1	1	1
Interest cost	27	28	19
Expected return on plan assets	(25)	(35)	(23)
Recognized net actuarial loss	5	—	—

Net periodic benefit cost	8	(6)	(3)

	Post-Retirement Benefit Plan
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

Interest cost	1	2	1
Amortization of prior service cost	(5)	—	—
Recognized net actuarial loss	(2)	(1)	—

Net periodic benefit cost	(6)	1	1

The Company sponsors several defined benefit plans for certain employees located outside the United States. The aggregate benefit obligation for these plans (included in the table above) was $52 million, $63 million and $80 million as of December 31, 2009, 2008 and 2007, respectively, and the aggregate fair value of plan assets included $65 million, $64 million and $75 million as of December 31, 2009, 2008 and 2007, respectively.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Employee Benefit Plans (Continued)

As a result of the adoption of a new accounting pronouncement for the year ended December 31, 2007, the Company was not required to reclassify any costs from other comprehensive income into net period benefit cost. As of December 31, 2007, approximately $34 million of transition assets were recorded as part of other comprehensive income (loss).

The Company’s defined benefit pension and post-retirement benefit plans utilized a weighted average discount rate of 5.2%, 6.1% and 6.4% for December 31, 2009, 2008 and 2007, respectively. The Company’s defined benefit pension plans utilized a weighted average expected long-term rate of return on plan assets of 6.3%, 7.5% and 8.25% for December 31, 2009, 2008 and 2007, respectively. Such rate is based on long-term capital markets forecasts and risk premiums for respective asset classes, expected asset allocations, expected inflation and other factors. The Company’s health and welfare benefit plans use an assumed health care cost trend rate of 9% for 2010, declining 1% for two years and 1/2% per year until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.

The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s UK based defined benefit plans are managed by an independent custodian. The Company’s investment strategy for its US defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 40% in equity securities, 55% in fixed income securities and 5% to all other types of investments.

The fair values of the Company’s pension plan assets by asset category as of December 31, 2009 are as follows:

	Pension Plan Assets
(in $ millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	375	375
Mutual funds	10	—	10
Money market funds	—	10	10

Total	10	385	395

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $4 million in 2010.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Employee Benefit Plans (Continued)

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

	Defined Benefit	Post-Retirement
(in $ millions)	Pension Plans	Benefit Plan

2010	23	1
2011	24	1
2012	26	1
2013	28	1
2014	29	1
Five years thereafter	197	4

	327	9

21.	Segment Information

The GAAP measures which management evaluates the performance of the Company are net revenue and “Segment EBITDA”, which is defined as income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide, interest expense, net, depreciation and amortization, each of which is presented on the Company’s consolidated statements of operations.

Although not presented herein, the Company also evaluates its performance based on Segment EBITDA, adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its management to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and unallocated, as reconciling items.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

21.	Segment Information (Continued)

The Company’s presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

GDS
Net revenue	1,981	2,171	1,772
Segment EBITDA(d)	602	591	446
GTA
Net revenue	267	356	330
Segment EBITDA	(776)	110	77
Orbitz Worldwide(a)
Net revenue	—	—	743
Segment EBITDA	—	—	102
Intersegment eliminations(b)
Net revenue	—	—	(65)

Combined totals
Net revenue	2,248	2,527	2,780
Segment EBITDA	(174)	701	625
Reconciling items:
Corporate and unallocated(c)(d)	(72)	(85)	(395)
Interest expense, net	(286)	(342)	(373)
Depreciation and amortization	(243)	(263)	(248)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(775)	11	(391)

(a)	Includes only ten months of activity for 2007, due to the deconsolidation of Orbitz Worldwide effective October 31, 2007. Subsequent to October 31, 2007, Orbitz Worldwide has been equity accounted.

(b)	Consists primarily of eliminations related to the inducements paid by GDS to Orbitz Worldwide.

(c)	Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as treasury, legal and human resources and other costs that are managed at the corporate level including company-wide equity compensation and incentive plans and the impact of foreign exchange derivative contracts.

(d)	As of January 1, 2009, certain costs were reclassified from reconciling items to the GDS segment. Similar costs in 2008 and 2007 have been reclassified from reconciling items to the GDS segment for consistency with the current year presentation.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

21.	Segment Information (Continued)

Provided below is a reconciliation of segment assets to total assets:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2009	2008	2007

GDS	3,007	3,019	3,228
GTA	1,089	1,907	2,087

Total segment assets	4,096	4,926	5,315
Reconciling items: corporate and unallocated	250	644	835

Total	4,346	5,570	6,150

The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:

		United	All Other
(in $ millions)	United States	Kingdom	Countries	Total

Net Revenue
Year ended December 31, 2009	877	135	1,236	2,248
Year ended December 31, 2008	1,044	155	1,328	2,527
Year ended December 31, 2007	1,204	261	1,315	2,780
Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2009	1,707	843	1,031	3,581
As of December 31, 2008	2,090	1,661	894	4,645
As of December 31, 2007	2,042	1,818	1,264	5,124

Net revenue by country is determined by the domicile of the legal entity receiving the revenue for consumer revenue and the location code for the segment booking for transaction processing revenue.

22.	Related Party Transactions

Transactions with Entities Related to Owners

Blackstone is the ultimate majority shareholder in the Company. Blackstone invests in a wide variety of companies operating in many industries. The Company paid an annual monitoring fee to Blackstone, TCV and OEP. In December 2007, the Company received a notice from Blackstone and TCV electing to receive, in lieu of annual payments, a lump sum fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The advisory fee was agreed to be an amount equal to approximately $57 million; accordingly, the Company recorded an expense of $57 million in termination fees (see Note 8 — Separation and Restructuring Charges).

On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. Pursuant to the new agreement, payments made by the Company in 2008, 2010 and subsequent years are credited against the advisory fee of approximately $57 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2008 and 2009, the Company made payments of approximately $8 million and $8 million,

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

22.	Related Party Transactions (Continued)

respectively, under the new Transaction and Monitoring Fee Agreement. The payment made in 2008 was credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $49 million. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expense for the year ended December 31, 2008.

In addition, in 2008 and 2009, the Company paid approximately $1 million and $1 million, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

In July 2008, Travelport LLC, a wholly-owned subsidiary of the Company and issuer of the senior and senior subordinated notes, purchased approximately $48 million of notes from Blackport Capital Fund Ltd., an affiliate of Blackstone.

Executive Relocation

In connection with the residential relocation of the Company’s former Chief Financial Officer, Michael E. Rescoe, an independent third-party relocation company purchased Mr. Rescoe’s home in June 2007, on the Company’s behalf, for approximately $1 million pursuant to the standard home-sale assistance terms utilized by the company in the ordinary course of business.

In connection with the residential relocation of the Company’s Executive Vice President, Chief Administrative Officer and General Counsel, Eric J. Bock, an independent third-party relocation company purchased Mr. Bock’s home in November 2008, on the Company’s behalf, for approximately $4 million pursuant to the standard home-sale assistance terms utilized by the company in the ordinary course of business.

23.	Subsequent Events

On January 26, 2010, the Company purchased $50 million of newly-issued common shares of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and PAR Investment Partners to exchange approximately $49.68 million of Orbitz Worldwide debt for Orbitz Worldwide common shares, the Company continues to own approximately 48% of Orbitz Worldwide’s outstanding shares.

The consolidated financial statements have been prepared evaluating all the subsequent events occurring after December 31, 2009 up to the date of issuance of these consolidated financial statements.

24.	Guarantor and Non-Guarantor Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating condensed balance sheets as of December 31, 2009 and 2008 and the consolidating condensed statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l. (“the Intermediate Parent Guarantor”), (c) Travelport LLC (formerly known as Travelport Inc.) (“the Issuer”), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	1,036	1,212	—	2,248

Costs and expenses
Cost of revenue	—	—	—	588	502	—	1,090
Selling, general and administrative	(9)	—	5	(27)	598	—	567
Restructuring charges	—	—	—	14	5	—	19
Depreciation and amortization	—	—	—	163	80	—	243
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses	(9)	—	5	733	2,018	—	2,747

Operating income (loss)	9	—	(5)	303	(806)	—	(499)
Interest expense, net	(2)	—	(276)	(8)	—	—	(286)
Gain on early extinguishment of debt	—	—	10	—	—	—	10
Equity in earnings (losses) of subsidiaries	(878)	37	308	—	—	533	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(871)	37	37	295	(806)	533	(775)
Benefit (provision) for income taxes	—	(3)	—	13	58	—	68
Equity in losses of investment in Orbitz Worldwide	—	(162)	—	—	—	—	(162)

Net (loss) income	(871)	(128)	37	308	(748)	533	(869)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(871)	(128)	37	308	(750)	533	(871)

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	1,113	1,414	—	2,527

Costs and expenses
Cost of revenue	—	—	—	593	664	—	1,257
Selling, general and administrative	6	—	(8)	93	557	—	648
Separation and restructuring charges	—	—	—	18	9	—	27
Depreciation and amortization	—	—	—	184	79	—	263
Impairment of goodwill and intangible assets	—	—	—	1	—	—	1
Other expense	—	—	—	6	1	—	7

Total costs and expenses	6	—	(8)	895	1,310	—	2,203

Operating (loss) income	(6)	—	8	218	104	—	324
Interest expense, net	—	—	(328)	(14)	—	—	(342)
Gain on early extinguishment of debt	—	—	29	—	—	—	29
Equity in earnings (losses) of subsidiaries	(173)	(100)	191	—	—	82	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(179)	(100)	(100)	204	104	82	11
Provision for income taxes	—	—	—	(10)	(33)	—	(43)
Equity in losses of investment in Orbitz Worldwide	—	(144)	—	—	—	—	(144)

Net (loss) income	(179)	(244)	(100)	194	71	82	(176)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(3)	—	—	(3)

Net (loss) income attributable to the Company	(179)	(244)	(100)	191	71	82	(179)

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2007

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	1,175	1,670	(65)	2,780

Costs and expenses
Cost of revenue	—	—	—	589	646	(65)	1,170
Selling, general and administrative	—	—	—	457	830	—	1,287
Separation and restructuring charges	—	—	—	90	—	—	90
Depreciation and amortization	—	—	—	150	98	—	248
Impairment of goodwill and intangible assets	—	—	—	1	—	—	1
Other expense	—	—	—	2	—	—	2

Total costs and expenses	—	—	—	1,289	1,574	(65)	2,798

Operating (loss) income	—	—	—	(114)	96	—	(18)
Interest expense, net	9	—	(357)	(5)	(20)		(373)
Equity in earnings (losses) of subsidiaries	(449)	(476)	(115)	—	—	1,040	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(440)	(476)	(472)	(119)	76	1,040	(391)
Provision for income taxes	—	—	—	(1)	(40)	—	(41)
Equity in losses of investment in Orbitz Worldwide	—	(4)	—	—	—	—	(4)

(Loss) income from continuing operations, net of tax	(440)	(480)	(472)	(120)	36	1,040	(436)
Loss from discontinued operations, net of tax	—	—	—	—	(1)	—	(1)
Loss from disposal of discontinued operations, net of tax	—	—	—	—	(6)	—	(6)

Net (loss) income	(440)	(480)	(472)	(120)	29	1,040	(443)
Less: Net loss attributable to non-controlling interest in subsidiaries	—	3	—	—	—	—	3

Net (loss) income attributable to the Company	(440)	(477)	(472)	(120)	29	1,040	(440)

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	—	38	179	—	217
Accounts receivable, net	—	—	—	77	269	—	346
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	1	—	2	45	108	—	156

Total current assets	1	—	2	176	562	—	741
Investment in subsidiary/intercompany	(608)	(1,408)	2,250	—	—	(234)	—
Property and equipment, net	—	—	—	324	128	—	452
Goodwill	—	—	—	985	300	—	1,285
Trademarks and tradenames	—	—	—	313	106	—	419
Other intangible assets, net	—	—	—	701	482	—	1,183
Investment in Orbitz Worldwide	—	60	—	—	—	—	60
Non-current deferred income taxes	—	—	—	—	2	—	2
Other non-current assets	4	—	45	71	84	—	204

Total assets	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

Liabilities and Equity
Current liabilities:
Accounts payable	—	—	—	27	112	—	139
Accrued expenses and other current liabilities	4	35	78	77	571	—	765
Current portion of long-term debt	—	—	12	11	—	—	23

Total current liabilities	4	35	90	115	683	—	927
Long-term debt	—	—	3,601	39	—	—	3,640
Deferred income taxes	—	—	—	33	110	—	143
Other non-current liabilities	—	—	14	133	81	—	228

Total liabilities	4	35	3,705	320	874	—	4,938

Total shareholders’ equity/intercompany	(607)	(1,383)	(1,408)	2,250	775	(234)	(607)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(607)	(1,383)	(1,408)	2,250	790	(234)	(592)

Total liabilities and equity	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	94	—	—	189	62	—	345
Accounts receivable, net	—	—	—	78	294	—	372
Deferred income taxes	—	—	—	—	7	—	7
Other current assets	5	—	36	39	98	—	178

Total current assets	99	—	36	306	461	—	902
Investment in subsidiary/intercompany	321	(1,082)	2,652	—	—	(1,891)	—
Property and equipment, net	—	—	—	407	84	—	491
Goodwill	—	—	—	996	742	—	1,738
Trademarks and tradenames	—	—	—	313	186	—	499
Other intangible assets, net	—	—	—	945	607	—	1,552
Investment in Orbitz Worldwide	—	214	—	—	—	—	214
Non-current deferred income taxes	—	—	—	3	(3)	—	—
Other non-current assets	6	—	56	78	34	—	174

Total assets	426	(868)	2,744	3,048	2,111	(1,891)	5,570

Liabilities and Equity
Current liabilities:
Accounts payable	—	—	—	27	113	—	140
Accrued expenses and other current liabilities	14	38	80	131	501	—	764
Current portion of long-term debt	—	—	10	9	—	—	19

Total current liabilities	14	38	90	167	614	—	923
Long-term debt	—	—	3,736	47	—	—	3,783
Deferred income taxes	—	—	—	30	208	—	238
Other non-current liabilities	—	—	—	145	62	—	207

Total liabilities	14	38	3,826	389	884	—	5,151

Total shareholders’ equity/intercompany	412	(906)	(1,082)	2,652	1,227	(1,891)	412
Equity attributable to non-controlling interest in subsidiaries	—	—	—	7	—	—	7

Total equity	412	(906)	(1,082)	2,659	1,227	(1,891)	419

Total liabilities and equity	426	(868)	2,744	3,048	2,111	(1,891)	5,570

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	(871)	(128)	37	308	(748)	533	(869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	163	80	—	243
Impairment of goodwill, intangible assets and other long-lived assets	—	—	—	—	833	—	833
Gain on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	2	13	—	15
Equity-based compensation	—	—	—	10	—	—	10
Gain on early extinguishment of debt	—	—	(10)	—	—	—	(10)
Amortization of debt issuance costs	—	—	16	—	—	—	16
Loss on interest rate derivative instruments	—	—	6	—	—	—	6
Gain on foreign exchange derivative instruments	(9)	—	(4)	—	—	—	(13)
Equity in losses of investment in Orbitz Worldwide	—	162	—	—	—	—	162
FASA liability	—	—	—	(26)	—	—	(26)
Deferred income taxes	—	—	—	(13)	(105)	—	(118)
Equity in losses of subsidiaries	878	(37)	(308)	—	—	(533)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivables	—	—	—	1	30	—	31
Other current assets	—	—	—	(5)	1	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	(3)	8	(54)	29	—	(20)
Other	2	—	6	(5)	(15)	—	(12)

Net cash provided by (used in) operating activities	—	(6)	(249)	376	118	—	239

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities
Property and equipment additions	—	—	—	(51)	(7)	—	(58)
Proceeds from asset sales	—	—	—	5	—	—	5
Businesses acquired and related payments	—	—	—	(2)	—	—	(2)
Net intercompany funding	133	6	313	(453)	1	—	—

Net cash provided by (used in) investing activities	133	6	313	(501)	(6)	—	(55)

Financing activities
Principal repayments	—	—	(292)	(15)	—	—	(307)
Proceeds from new borrowings	—	—	144	—	—	—	144
Proceeds from settlement of derivative instruments	—	—	87	—	—	—	87
Debt finance costs	—	—	(3)	—	—	—	(3)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(227)	—	—	—	—	—	(227)
Other	—	—	—	(4)	—	—	(4)

Net cash used in financing activities	(227)	—	(64)	(26)	—	—	(317)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	(94)	—	—	(151)	117	—	(128)

Cash and cash equivalents at beginning of year	94	—	—	189	62	—	345

Cash and cash equivalents at end of year	—	—	—	38	179	—	217

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	(179)	(244)	(100)	194	71	82	(176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	184	79	—	263
Impairment of goodwill, intangible assets and other long-lived assets	—	—	—	1	—	—	1
Loss on sale of assets	—	—	—	7	—	—	7
Provision for bad debts	—	—	—	4	5	—	9
Equity-based compensation	—	—	—	1	—	—	1
Gain on early extinguishment of debt	—	—	(29)	—	—	—	(29)
Amortization of debt issuance costs	—	—	20	—	—	—	20
Loss on interest rate derivative instruments	—	—	28	—	—	—	28
Loss on foreign exchange derivative instruments	5	—	4	—	—	—	9
Equity in losses of investment in Orbitz Worldwide	—	144	—	—	—	—	144
FASA liability	—	—	—	(33)	—	—	(33)
Deferred income taxes	—	—	—	4	(16)	—	(12)
Equity in losses of subsidiaries	173	100	(191)	—	—	(82)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivables	—	—	—	20	(16)	—	4
Other current assets	—	—	—	22	(32)	—	(10)
Accounts payable, accrued expenses and other current liabilities	—	—	28	(53)	(78)	—	(103)
Other	(5)	—	(4)	(40)	50	—	1

Net cash provided by (used in) operating activities	(6)	—	(244)	311	63	—	124

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities
Property and equipment additions	—	—	—	(59)	(35)	—	(94)
Proceeds from asset sales	—	—	—	3	—	—	3
Businesses acquired and related payments	—	—	—	4	—	—	4
Net intercompany funding	(61)	—	146	(36)	(49)	—	—
Other	—	—	—	4	(1)	—	3

Net cash (used in) provided by investing activities	(61)	—	146	(84)	(85)	—	(84)

Financing activities
Principal repayments	—	—	(161)	(8)	—	—	(169)
Proceeds from new borrowings	—	—	259	—	—	—	259
Net share settlement for equity-based compensation	—	—	—	(24)	—	—	(24)
Distribution to a parent company	(60)	—	—	—	—	—	(60)

Net cash provided by (used in) financing activities	(60)	—	98	(32)	—	—	6

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents	(127)	—	—	195	(32)	—	36

Cash and cash equivalents at beginning of year	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of year	94	—	—	189	62	—	345

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2007

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	(440)	(480)	(472)	(120)	29	1,040	(443)
Loss from discontinued operations	—	—	—	—	7	—	7

Net income (loss) from continuing operations	(440)	(480)	(472)	(120)	36	1,040	(436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	150	98	—	248
Impairment of goodwill, intangible assets and other long-lived assets	—	—	—	—	1	—	1
Loss on sale of assets	—	—	—	3	—	—	3
Provision for bad debts	—	—	—	3	8	—	11
Equity-based compensation	—	—	—	189	2	—	191
Gain on early extinguishment of debt
Amortization of debt issuance costs	—	—	40	—	—	—	40
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Loss on foreign exchange derivative instruments	4	—	—	—	—	—	4
Equity in losses of investment in Orbitz Worldwide	—	4	—	—	—	—	4
Non-cash charges related to Orbitz Worldwide tax sharing liability	—	—	—	9	3	—	12
FASA liability	—	—	—	(11)	—	—	(11)
Deferred income taxes	—	—	—	(4)	(20)		(24)
Equity in losses of subsidiaries	449	476	115	—	—	(1,040)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivables	—	—	—	(61)	117	—	56
Other current assets	—	—	—	(47)	35	—	(12)
Accounts payable, accrued expenses and other current liabilities	—	—	—	65	32	—	97
Other	(4)	—	1	64	(20)	—	41

Net cash provided by (used in) operating activities of continuing operations	9	—	(317)	240	292	—	224

TRAVELPORT LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

24.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2007

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities of continuing operations
Property and equipment additions	—	—	—	(84)	(20)	—	(104)
Proceeds from asset sales	—	—	—	36	57	—	93
Businesses acquired and related payments	—	—	—	(1,074)	—	—	(1,074)
Impact to cash from deconsolidation of Orbitz Worldwide	—	—	—	—	(39)	—	(39)
Net intercompany funding	(405)	—	395	880	(870)	—	—
Other	—	—	—	(19)	2	—	(17)

Net cash provided by (used in) investing activities of continuing operations	(405)	—	395	(261)	(870)	—	(1,141)

Financing activities of continuing operations
Principal repayments	—	—	(1,093)	(4)	—	—	(1,097)
Proceeds from new borrowings	—	—	1,040	—	607	—	1,647
Proceeds from Orbitz Worldwide IPO	477	—	—	—	—	—	477
Debt finance costs	—	—	(25)	—	(5)	—	(30)
Issuance of common shares	5	—	—	—	—	—	5
Capital contribution from a parent company	135	—	—	—	—	—	135

Net cash provided by (used in) financing activities of continuing operations	617	—	(78)	(4)	602	—	1,137

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents of continuing operations	221	—	—	(25)	28	—	224

Cash provided by discontinued operations
Operating activities	—	—	—	—	5	—	5
Investing activities	—	—	—	—	(3)	—	(3)

Cash provided by discontinued operations	—	—	—	—	2	—	2

Cash and cash equivalents at beginning of year	—	—	—	19	68	—	87

Cash and cash equivalents at end of year	221	—	—	(6)	98	—	313
Less cash of discontinued operations	—	—	—	—	(4)	—	(4)

Cash and cash equivalents of continuing operations at end of year	221	—	—	(6)	94	—	309

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibit
No.	Description

10.1	Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, as further amended and restated on May 23, 2007, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 30, 2007 (dated May 23, 2007)).
10.2	Security Agreement dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited. Certain Subsidiaries of Holdings Identified Herein and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.3	Transition Services Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.4	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.5	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.6	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.7	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*
10.9	Service Agreement dated as of March 30, 2007, between Gordon Wilson and Galileo International Limited (n/k/a Travelport International Limited) (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.10	Amended and Restated Employment Agreement of Jeff Clarke, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.11	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.12	Amended and Restated Employment Agreement of Kenneth Esterow, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.13	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.14	Travelport Americas, LLC Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Travelport Limited filed on March 12, 2009).
10.15	First Amendment to Travelport Americas, LLC Officer Deferred Compensation Plan.

Exhibit
No.	Description

10.16	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on March 11, 2008).
10.17	Amendment No. 7, dated as of February 9, 2010, to the TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership, dated as of December 19, 2007.
10.18	Form of TDS Investor (Cayman) L.P. Fourth Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.19	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) — U.S. Senior Leadership Team (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.20	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.21	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.22	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.23	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.24	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.25	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.26	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.27	Form of Indemnification Agreement between Travelport Limited and its Directors and Officers (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 14, 2008).
10.28	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.29	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.30	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*

Exhibit
No.	Description

10.31	Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 13, 2009).
10.32	Fifth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).
10.33	Amendment No. 1, dated as of June 19, 2009, to the Second Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on January 29, 2007, and as further amended and restated on May 23, 2007, among Travelport LLC, Travelport Limited, UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, the lenders party thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on June 19, 2009).
10.34	Amendment No. 2, dated as of November 25, 2009, to the Second Amended and Restated Credit Agreement, dated as of August 23, 2006, as amended and restated on January 29, 2007, as further amended and restated on May 23, 2007, and as further amended from time to time, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 1, 2009).
10.35	Employment Agreement between Travelport Holdings (Jersey) Limited and Jeff Clarke, dated February 4, 2010.
10.36	Letter of Appointment between Travelport Holdings (Jersey) Limited and Jeff Clarke, dated February 4, 2010.
10.37	Service Agreement between Travelport Holdings (Jersey) Limited and Gordon Wilson, dated March 15, 2010.
10.38	Service Agreement between Travelport International Limited and Gordon Wilson, dated March 15, 2010.
10.39	Letter of Appointment between Travelport Holdings (Jersey) Limited and Gordon Wilson, dated March 15, 2010.
10.40	Employment Agreement between Travelport Limited and Kenneth Esterow, dated February 4, 2010.
10.41	Employment Agreement between Travelport Holdings (Jersey) Limited and Eric J. Bock, dated February 4, 2010.
10.42	Contract of Employment between Travelport Holdings (Jersey) Limited and Philip Emery, dated March 17, 2010.
10.43	Contract of Employment between Travelport International Ltd. and Philip Emery, dated March 17, 2010.
10.44	Letter of Appointment between Travelport Holdings (Jersey) Limited and Philip Emery, dated March 17, 2010.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.

G-4