Form 10-K/A
period 2009-12-31
Travelport LTD
filed 2010-04-16
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 17, 2010 (the “Original 10-K”), of Travelport Limited, a Bermuda company (the “Company”). We are filing this Amendment solely to amend certain disclosure set forth in Item 1 of the Original 10-K. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and the principal financial officer of the Company are attached as exhibits hereto.

Item 1 is the only portion of the Original 10-K being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date. Accordingly, the Form 10-K/A should be read in connection with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

Our agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agencies as measured by booking fees have, on average, been customers for over fifteen years, and booking fees attributable to their activities in the year ended December 31, 2009 represented approximately 29% of GDS transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2009 were Expedia, Inc. (“Expedia”), Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe) and Priceline.com Incorporated. In the year ended December 31, 2009, regional travel agencies (such as TrailFinders) accounted for over 50% of GDS bookings, online travel agencies were the next largest category, representing less than 25% of GDS bookings, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers, by booking fees, in 2009 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our top leisure travel agencies include AAA Travel, Kuoni, Trailfinders, USA Gateway and Affinion.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

ITEM 15(A)(3)	EXHIBITS.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED

By:
/s/  Simon Gray

Simon Gray
Senior Vice President and
Chief Accounting Officer

Date: April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Clarke	President, Chief Executive Officer and	April 16, 2010
(Jeff Clarke)	Director

/s/ Philip Emery	Executive Vice President and Chief Financial	April 16, 2010
(Philip Emery)	Officer

/s/ Paul C. Schorr IV	Chairman of the Board and Director	April 16, 2010
(Paul C. Schorr IV)

/s/ Martin Brand	Director	April 16, 2010
(Martin Brand)

/s/ William J.G. Griffith	Director	April 16, 2010
(William J.G. Griffith)

/s/ M. Gregory O’Hara	Director	April 16, 2010
(M. Gregory O’Hara)