Form 10-Q
period 2010-03-31
Travelport LTD
filed 2010-05-06
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 6, 2010, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “potential”, “should”, “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we”, “our” or “us” means Travelport Limited, a Bermuda company, and its subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

•	pricing, regulatory and other trends in the travel industry;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2010	2009

Net revenue	581	553

Costs and expenses
Cost of revenue	311	278
Selling, general and administrative	151	150
Restructuring charges	1	6
Depreciation and amortization	58	62

Total costs and expenses	521	496

Operating income	60	57
Interest expense, net	(66)	(66)

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(6)	(9)
Provision for income taxes	(12)	—
Equity in losses of investment in Orbitz Worldwide	(3)	(161)

Net loss	(21)	(170)
Less: Net income attributable to non-controlling interest in subsidiaries	—	(1)

Net loss attributable to the Company	(21)	(171)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in $ millions)	2010	2009

Assets
Current assets:
Cash and cash equivalents	107	217
Accounts receivable (net of allowances for doubtful accounts of $43 and $59)	407	346
Deferred income taxes	22	22
Other current assets	143	156

Total current assets	679	741
Property and equipment, net	552	452
Goodwill	1,272	1,285
Trademarks and tradenames	413	419
Other intangible assets, net	1,134	1,183
Investment in Orbitz Worldwide	111	60
Non-current deferred income tax	2	2
Other non-current assets	205	204

Total assets	4,368	4,346

Liabilities and equity
Current liabilities:
Accounts payable	138	139
Accrued expenses and other current liabilities	814	765
Current portion of long-term debt	21	23

Total current liabilities	973	927
Long-term debt	3,682	3,640
Deferred income taxes	129	143
Other non-current liabilities	226	228

Total liabilities	5,010	4,938

Commitments and contingencies (note 11)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,006	1,006
Accumulated deficit	(1,664)	(1,643)
Accumulated other comprehensive income	1	30

Total shareholders’ equity	(657)	(607)
Equity attributable to non-controlling interest in subsidiaries	15	15

Total equity	(642)	(592)

Total liabilities and equity	4,368	4,346

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2010	2009

Operating activities
Net loss	(21)	(170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	62
Provision for bad debts	—	5
Amortization of debt finance costs	4	4
Loss (gain) on interest rate derivative instruments	2	(5)
Loss (gain) on foreign exchange derivative instruments	1	(3)
Equity in losses of investment in Orbitz Worldwide	3	161
FASA liability	(5)	(8)
Deferred income taxes	(2)	(2)
Changes in assets and liabilities, net of effects from acquisitions and disposals
Accounts receivable	(72)	(21)
Other current assets	1	6
Accounts payable, accrued expenses and other current liabilities	4	(32)
Other	—	(6)

Net cash used in operating activities	(27)	(9)

Investing activities
Property and equipment additions	(114)	(11)
Business acquired	(5)	—
Investment in Orbitz Worldwide	(50)	—
Other	5	—

Net cash used in investing activities	(164)	(11)

Financing activities
Principal repayments	(8)	(5)
Proceeds from new borrowings	100	—
Payments on settlement of derivative contracts	(7)	—
Net share settlement for equity-based compensation	—	(7)
Distribution to a parent company	—	(42)

Net cash provided by (used in) financing activities	85	(54)

Effect of changes in exchange rates on cash and cash equivalents	(4)	(3)

Net decrease in cash and cash equivalents	(110)	(77)
Cash and cash equivalents at beginning of period	217	345

Cash and cash equivalents at end of period	107	268

Supplementary disclosures
Interest payments	90	90
Income tax payments, net	12	13

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

				Accumulated	Non-
		Additional		Other	Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2010	—	1,006	(1,643)	30	15	(592)
Comprehensive (loss) income
Net loss	—	—	(21)	—	—	(21)
Currency translation adjustment, net of tax of $0	—	—	—	(25)	—	(25)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(8)	—	(8)
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	4	—	4

Total comprehensive loss						(50)

Balance as of March 31, 2010	—	1,006	(1,664)	1	15	(642)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. It operates 20 leading brands, including Galileo and Worldspan global distribution systems (“GDS”) and Gullivers Travel Associates (“GTA”), a wholesaler of travel content. The Company has approximately 5,400 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California, One Equity Partners (“OEP”) of New York and Travelport management.

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the US Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2009 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Company’s consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

2.	Recently Issued Accounting Pronouncements

Improving Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company has adopted the provisions of this guidance, except for the new disclosures around the activity in Level 3 categories of fair value measurements which will be adopted on January 1, 2011, as required. There was no material impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued guidance related to accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies the scope of the requirements surrounding the decrease in ownership of a subsidiary and expands the disclosure requirements for deconsolidation of a subsidiary or de-recognition of a group of assets. The Company has adopted the provisions of this guidance. There was no material impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements (Continued)

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence of fair value, vendor objective evidence of fair value or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated condensed financial statements.

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into on or after June 15, 2010 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated condensed financial statements.

3.	Other Current Assets

Other current assets consisted of:

	March 31,	December 31,
(in $ millions)	2010	2009

Upfront inducement payments and supplier deposits	72	70
Sales and use tax receivables	43	48
Prepaid expenses	22	20
Deferred costs	—	10
Other	6	8

	143	156

Deferred costs as of December 31, 2009 relate to costs incurred directly in relation to a proposed offering of securities. These costs were expensed in the first quarter of 2010 due to events occurring in the first quarter of 2010 which resulted in a postponement of the Company’s proposed offering of securities.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	Property and Equipment, Net

Property and equipment consisted of:

	As of			As of
	March 31, 2010			December 31, 2009
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Land	4	—	4	4	—	4
Capitalized software	569	(202)	367	455	(182)	273
Furniture, fixtures and equipment	238	(133)	105	230	(129)	101
Building and leasehold improvements	47	(20)	27	48	(20)	28
Construction in progress	49	—	49	46	—	46

	907	(355)	552	783	(331)	452

Additions in the three months ended March 31, 2010 include the acquisition of a transaction processing facility software license from International Business Machines Corporation (“IBM”).

The Company recorded depreciation expense of $28 million during each of the three months ended March 31, 2010 and 2009.

5.	Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2010 and March 31, 2010 are as follows:

	January 1,		Foreign	March 31,
(in $ millions)	2010	Additions	Exchange	2010

Non-Amortizable Assets:
Goodwill
GDS	979	—	—	979
GTA	306	5	(18)	293

	1,285	5	(18)	1,272

Trademarks and tradenames	419	—	(6)	413

Amortizable Intangible Assets
Customer relationships	1,564	—	(26)	1,538
Vendor relationships and other	51	—	(2)	49

	1,615	—	(28)	1,587
Accumulated amortization	(432)	(30)	9	(453)

Other intangible assets, net	1,183	(30)	(19)	1,134

In the three months ended March 31, 2010, the Company made a small acquisition in the GTA business, resulting in goodwill of $5 million.

As of March 31, 2010, the GDS and GTA segments had a gross carrying value of other intangible assets of $1,439 million and $561 million, respectively.

As of December 31, 2009, the GDS and GTA segments had a gross carrying value of other intangible assets of $1,439 million and $595 million, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	Intangible Assets (Continued)

Amortization expense relating to all intangible assets was as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2010	2009

Customer relationships	29	33
Vendor relationships and other	1	1

Total*	30	34

*	Included as a component of depreciation and amortization on the consolidated condensed statements of operations.

The Company expects amortization expense relating to intangible assets to be approximately $92 million for the remainder of 2010 and $117 million, $112 million, $110 million, $107 million and $99 million for each of the five succeeding fiscal years, respectively.

The assessment of the fair value of goodwill and other intangible assets requires the utilization of various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and as such, could cause the fair value to be less than the respective carrying amount. Although the Company believes such assets are recoverable as of March 31, 2010, the Company cannot assure that these assets will not be impaired in future periods.

6.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide, Inc. (“Orbitz Worldwide”) under the equity method of accounting. As of March 31, 2010 and December 31, 2009, the Company’s investment in Orbitz Worldwide was $111 million and $60 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of March 31, 2010 was approximately $347 million.

On January 26, 2010, the Company purchased approximately $50 million of newly-issued common shares of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and PAR Investment Partners to exchange approximately $49.68 million of Orbitz Worldwide debt for Orbitz Worldwide common shares, the Company continues to own approximately 48% of Orbitz Worldwide’s outstanding shares.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	Orbitz Worldwide (Continued)

Presented below are the summary results of operations for Orbitz Worldwide for the three months ended March 31, 2010 and 2009.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2010	2009

Statement of Operations
Net revenue	187	188
Operating expenses	179	179
Impairment of assets	2	332

Operating income (loss)	6	(323)
Interest expense, net	(11)	(15)

Loss before income taxes	(5)	(338)
Income tax benefit	—	2

Net loss	(5)	(336)

The Company has recorded losses of $3 million and $161 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2010 and 2009, respectively, within the equity in losses of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

The loss in the three months ended March 31, 2009 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and tradenames. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of an impairment charge.

Net revenue disclosed above includes approximately $11 million and $25 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company had balances payable to Orbitz Worldwide of approximately $13 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Long-Term Debt

Long-term debt consisted of:

		March 31,	December 31,
(in $ millions)	Maturity	2010	2009

Senior Secured Credit Facility
Term loan facility
Dollar denominated	August 2013	1,844	1,846
Euro denominated	August 2013	473	501
Senior notes
Dollar denominated floating rate notes	September 2014	143	143
Euro denominated floating rate notes	September 2014	219	232
9 7/8% Dollar denominated notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	189	201
Revolver borrowings	August 2012	100	—
Capital leases and other		45	50

Total debt		3,703	3,663
Less: current portion		21	23

Long-term debt		3,682	3,640

During the three months ended March 31, 2010, the Company repaid approximately $3 million of its Dollar denominated debt under its senior secured credit facility as required under the senior secured credit agreement and approximately $5 million under its capital lease obligations.

The principal amount of Euro denominated long-term debt decreased by approximately $52 million as a result of foreign exchange fluctuations during the three months ended March 31, 2010. This foreign exchange gain was largely offset by losses on foreign exchange hedge instruments contracted by the Company and the Company’s net investment hedging strategies.

As of March 31, 2010, there were $100 million of borrowings and $30 million of letter of credit commitments outstanding under the Company’s revolving credit facility, with a remaining capacity of $140 million. The revolver borrowings have an interest rate of 2.75% above USLIBOR.

In addition, the Company has a synthetic letter of credit facility of $150 million. As of March 31, 2010, the Company had approximately $144 million of commitments outstanding under the Company’s synthetic letter of credit facility, including commitments of approximately $69 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Company’s Separation Agreement with Orbitz Worldwide. As of March 31, 2010, this facility had remaining capacity of $6 million.

8.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Financial Instruments (Continued)

As of March 31, 2010, the Company had a net liability position of $91 million related to derivative instruments associated with its Euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the debt used to finance much of the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of March 31, 2010 and December 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. The Company currently uses interest rate swaps, cross-currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with floating rate debt were designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company records the effective portion of designated cash flow hedges in accumulated other comprehensive income (loss) on the Company’s consolidated condensed balance sheet. As of March 31, 2010, the Company’s interest rate hedges cover transactions for periods that do not exceed three years.

Foreign Currency Risk

The Company uses foreign currency forward contracts in order to manage its exposure to changes in foreign currency exchange rates associated with its Euro denominated debt. During the three months ended March 31, 2010, the Company replaced its existing net investment hedging strategy with additional foreign currency forward contracts to manage its exposure to changes in foreign currency exchange risk associated with its Euro denominated debt. The Company did not designate these forward contracts as cash flow hedges; however, the fluctuations in the value of these forward contracts recorded within the Company’s consolidated condensed statements of operations largely offset the impact of the changes in the value of the Euro denominated debt they are intended to economically hedge. The fair value of the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Japanese yen. Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Losses on these forward contracts amounted to $4 million and $6 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are recorded as a component of selling, general, and administrative expenses on the Company’s consolidated condensed statements of operations.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Financial Instruments (Continued)

The fair value of derivative instruments is determined using pricing models that use inputs from actively quoted markets for similar instruments, adjusted for the Company’s own credit risk and counterparty credit risk. This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable and is obtained from active credit default swap markets.

Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are currently recognized in earnings in the Company’s consolidated condensed statements of operations.

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

	Asset			Liability
		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in $ millions)	Location	2010	2009	Location	2010	2009

Derivatives designated as hedging instruments
Interest rate swaps	Other non-current assets	(2)	(5)	Accrued expenses and other current liabilities	(9)	(8)
				Other non-current liabilities	(3)	(3)
Foreign exchange impact of cross currency swaps	Other non-current assets	11	23	Other non-current liabilities	—	—
Foreign exchange forward contracts				Accrued expenses and other current liabilities	(7)	(4)

	Total	9	18	Total	(19)	(15)

Derivatives not designated as hedging instruments
Interest rate swaps				Accrued expenses and other current liabilities	(26)	(25)
				Other non-current liabilities	(12)	(10)
Foreign exchange forward contracts	Other current assets	—	1	Accrued expenses and other current liabilities	(43)	(6)

		—	1		(81)	(41)

Total fair value of derivative assets (liabilities)		9	19		(100)	(56)

As of March 31, 2010, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $180 million of cross currency swaps and $939 million of foreign exchange forward contracts.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the period and the impact derivatives not designated as hedges had on income (loss) during that period.

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in Other			Recorded
	Comprehensive Income (Loss)			into Income (Loss)
	Three Months Ended			Three Months Ended
	March 31,		Location of Gain (Loss)	March 31,
(in $ millions)	2010	2009	Recorded into Income	2010	2009

Derivatives designated as hedging instruments
Interest rate swaps	(2)	(1)	Interest expense, net	(2)	(6)
Foreign exchange impact of cross currency swaps	(11)	(49)	Selling, general and administrative	(11)	(49)
Foreign exchange forward contracts	(8)	—	Selling, general and administrative	—	—
Derivatives not designated as hedging instruments
Interest rate swaps			Interest expense, net	(10)	(1)
Foreign exchange forward contracts			Selling, general and administrative	(47)	(6)

				(70)	(62)

The total amount of gain (loss) reclassified into interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges includes amounts for ineffectiveness of less than $1 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.

The total amount of gain (loss) expected to be reclassified from accumulated other comprehensive income (loss) to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $(21) million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset/(liability)
Investment in Orbitz Worldwide	111	347	60	292
Derivative assets (see above)	9	9	19	19
Derivative liabilities (see above)	(100)	(100)	(56)	(56)
Total debt	(3,703)	(3,690)	(3,663)	(3,526)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Financial Instruments (Continued)

The fair values of the senior notes and senior subordinated notes have been calculated based on quoted prices in active markets for identical debt instruments. The fair value of the amounts outstanding under the senior secured credit facility is based on market observable inputs.

9.	Equity-Based Compensation

As detailed in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010, the Company has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the partnership that owns 100% of the Company.

In May 2009, the board of directors of the partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in May 2009, 8.4 million restricted equity units were recognized for accounting purposes as being granted in March 2010, and the remainder will be recognized as granted for accounting purposes over the subsequent period up to December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the partnership towards the start of each year. The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the partnership that owns 100% of the Company at the time of each grant.

The activity of all the Company’s equity award programs is presented below:

	Restricted Equity Units
	Class A-2
		Weighted
	Number	Average
	of Shares	Grant Date
	(in millions)	Fair Value

Balance, January 1, 2010	90.0	$2.32
Granted at fair market value	8.4	$1.13

Balance, March 31, 2010	98.4	$2.22

For the three months ended March 31, 2010 and 2009, the Company recorded less than $1 million and less than $1 million of non-cash equity compensation expense, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Comprehensive Income (Loss)

Other comprehensive income (loss) amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, and were as follows:

	Three Months
	Ended
	March 31,
(in $ millions)	2010	2009

Net loss	(21)	(170)
Other comprehensive income (loss)
Currency translation adjustment, net of tax of $0	(25)	(66)
Unrealized (loss) gain on cash flow hedges, net of tax of $0	(8)	7
Unrecognized actuarial gain on defined benefit plans, net of tax of $0	—	3
Unrealized gain on equity investment and other, net of tax of $0	4	1

Comprehensive loss	(50)	(225)

11.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2010, the Company had approximately $220 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $66 million relates to the twelve months ended March 31, 2011). These purchase obligations extend through 2015.

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

In connection with the Company’s existing national distribution company (“NDC”) arrangements in the Middle East, the Company is involved in a dispute with one of its existing NDC partners regarding the payment of certain fees. The Company intends to defend vigorously any claims brought against the Company and to pursue vigorously appropriate cross-claim. While no assurance can be provided, the Company does not believe the outcome of this dispute will have a material adverse effect on the Company’s consolidated condensed results of operations or its liquidity condition.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Commitments and Contingencies (Continued)

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

12.	Segment Information

The US GAAP measures with which management and the Chief Operating Decision Maker (the “CODM”) evaluate the performance of the Company are net revenue and Segment EBITDA, which is defined as operating income (loss) before depreciation and amortization, each of which is presented on the Company’s consolidated condensed statements of operations.

Although not presented herein, the Company also evaluates its performance based on Segment Adjusted EBITDA, which is EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its management and CODM to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within Corporate and unallocated, as reconciling items.

The Company’s presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12.	Segment Information (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2010	2009

GDS
Net revenue	536	511
Segment EBITDA	151	152
GTA
Net revenue	45	42
Segment EBITDA	(2)	(11)

Combined Totals
Net revenue	581	553
Segment EBITDA	149	141
Reconciling items:
Corporate and unallocated(a)	(31)	(22)
Interest expense, net	(66)	(66)
Depreciation and amortization	(58)	(62)

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(6)	(9)

(a)	Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as treasury, legal and human resources and other costs that are managed at the corporate level, including company-wide equity compensation plans and the impact of foreign exchange derivative contracts.

Provided below is a reconciliation of segment assets to total assets:

	March 31,	December 31,
(in $ millions)	2010	2009

GDS	3,138	3,007
GTA	1,017	1,089

Total segment assets	4,155	4,096
Reconciling items: corporate and unallocated	213	250

Total	4,368	4,346

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating condensed balance sheets as of March 31, 2010 and December 31, 2009 and the consolidating condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l. (“the Intermediate Parent Guarantor”), (c) Travelport LLC (formerly known as Travelport Inc.) (“the Issuer”), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	308	328	(55)	581

Cost and expenses
Cost of revenue	—	—	—	156	155	—	311
Selling, general and administrative	—	—	3	33	170	(55)	151
Restructuring charges	—	—	—	1	—	—	1
Depreciation and amortization	—	—	—	41	17	—	58

Total costs and expenses, net	—	—	3	231	342	(55)	521

Operating (loss) income	—	—	(3)	77	(14)	—	60
Interest expense, net	—	—	(63)	(3)	—	—	(66)
Equity in (losses) earnings of subsidiaries	(21)	5	71	—	—	(55)	—

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(21)	5	5	74	(14)	(55)	(6)
Provision for income taxes	—	—	—	(3)	(9)	—	(12)
Equity in losses of investment in Orbitz Worldwide	—	(3)	—	—	—	—	(3)

Net (loss) income	(21)	2	5	71	(23)	(55)	(21)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(21)	2	5	71	(23)	(55)	(21)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	322	257	(26)	553

Cost and expenses
Cost of revenue	—	—	—	94	184	—	278
Selling, general and administrative	—	—	—	50	126	(26)	150
Restructuring charges	—	—	—	5	1	—	6
Depreciation and amortization	—	—	—	45	17	—	62

Total costs and expenses	—	—	—	194	328	(26)	496

Operating income (loss)	—	—	—	128	(71)	—	57
Interest expense, net	—	—	(63)	(3)	—	—	(66)
Equity in (losses) earnings of subsidiaries	(171)	59	122	—	—	(10)	—

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(171)	59	59	125	(71)	(10)	(9)
(Provision) benefit for income taxes	—	—	—	(2)	2	—	—
Equity in losses of investment in Orbitz Worldwide	—	(161)	—	—	—	—	(161)

Net (loss) income	(171)	(102)	59	123	(69)	(10)	(170)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(1)	—	—	(1)

Net (loss) income attributable to the Company	(171)	(102)	59	122	(69)	(10)	(171)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of March 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	2	15	90	—	107
Accounts receivable, net	—	—	—	87	320	—	407
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	—	—	—	40	103	—	143

Total current assets	—	—	2	158	519	—	679
Investment in subsidiary/intercompany	(661)	(1,403)	2,328	—	—	(264)	—
Property and equipment, net	—	—	—	432	120	—	552
Goodwill	—	—	—	985	287	—	1,272
Trademarks and tradenames	—	—	—	313	100	—	413
Other intangible assets, net	—	—	—	681	453	—	1,134
Investment in Orbitz Worldwide	—	111	—	—	—	—	111
Non-current deferred income taxes	—	—	—	—	2	—	2
Other non-current assets	4	—	33	71	97	—	205

Total assets	(657)	(1,292)	2,363	2,640	1,578	(264)	4,368

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	40	98	—	138
Accrued expenses and other current liabilities	—	45	93	67	609	—	814
Current portion of long-term debt	—	—	12	9	—	—	21

Total current liabilities	—	45	105	116	707	—	973
Long-term debt	—	—	3,646	36	—	—	3,682
Deferred income taxes	—	—	—	33	96	—	129
Other non-current liabilities	—	—	15	127	84	—	226

Total liabilities	—	45	3,766	312	887	—	5,010
Total shareholders’ equity/intercompany	(657)	(1,337)	(1,403)	2,328	676	(264)	(657)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(657)	(1,337)	(1,403)	2,328	691	(264)	(642)

Total liabilities and equity	(657)	(1,292)	2,363	2,640	1,578	(264)	4,368

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS
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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(21)	2	5	71	(23)	(55)	(21)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	41	17	—	58
Amortization of debt finance costs	—	—	4	—	—	—	4
Loss on interest rate derivative instruments	—	—	2	—	—	—	2
Loss on foreign exchange derivative instruments	—	—	1	—	—	—	1
Equity in losses of investment in Orbitz Worldwide	—	3	—	—	—	—	3
FASA liability	—	—	—	(5)	—	—	(5)
Deferred income taxes	—	—	—	—	(2)	—	(2)
Equity in losses (earnings) of subsidiaries	21	(5)	(71)	—	—	55	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(10)	(62)	—	(72)
Other current assets	—	—	—	5	(4)	—	1
Accounts payable, accrued expenses and other current liabilities	—	10	(31)	3	22	—	4
Other	—	—	—	(6)	6	—	—

Net cash provided by (used in) operating activities	—	10	(90)	99	(46)	—	(27)

Investing activities
Property and equipment additions	—	—	—	(113)	(1)	—	(114)
Business acquired	—	—	—	—	(5)	—	(5)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Intercompany funding	—	40	2	(8)	(34)	—	—
Other	—	—	—	5	—	—	5

Net cash (used in) provided by investing activities	—	(10)	2	(116)	(40)	—	(164)

Financing activities
Principal repayments	—	—	(3)	(5)	—	—	(8)
Proceeds from new borrowings	—	—	100	—	—	—	100
Payments on settlement of derivative contracts	—	—	(7)	—	—	—	(7)

Net cash provided by (used in) financing activities	—	—	90	(5)	—	—	85

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	(3)	—	(4)

Net increase (decrease) in cash and cash equivalents	—	—	2	(23)	(89)	—	(110)

Cash and cash equivalents at beginning of period	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	2	15	90	—	107

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(171)	(102)	59	123	(69)	(10)	(170)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	45	17	—	62
Provision for bad debts	—	—	—	—	5	—	5
Amortization of debt finance costs	—	—	4	—	—	—	4
Gain on interest rate derivative instruments	—	—	(5)	—	—	—	(5)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	161	—	—	—	—	161
FASA liability	—	—	—	(8)	—	—	(8)
Deferred income tax	—	—	—	1	(3)	—	(2)
Equity in losses (earnings) of subsidiaries	171	(59)	(122)	—	—	10	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(8)	(13)	—	(21)
Other current assets	—	—	—	4	2	—	6
Accounts payable, accrued expenses and other current liabilities	—	—	(30)	10	(12)	—	(32)
Other	—	—	—	(4)	(2)	—	(6)

Net cash (used in) provided by operating activities	—	—	(97)	163	(75)	—	(9)

Investing activities
Property and equipment additions	—	—	—	(9)	(2)	—	(11)
Intercompany funding	42	—	100	(213)	71	—	—

Net cash provided by (used in) investing activities	42	—	100	(222)	69	—	(11)

Financing activities
Principal repayments	—	—	(3)	(2)	—	—	(5)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(42)	—	—	—	—	—	(42)

Net cash used in financing activities	(42)	—	(3)	(9)	—	—	(54)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(3)	—	(3)

Net decrease in cash and cash equivalents	—	—	—	(68)	(9)	—	(77)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	94	—	—	121	53	—	268

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” beginning on page 2 of this Form 10-Q. Unless otherwise noted, all amounts are in $ millions.

Segments

Our operations are organized under the following business segments:

•	The Global Distribution System (“GDS”) business consists of Travelport GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel suppliers. Our GDS business operates three systems, Galileo, Apollo and Worldspan providing travel agencies with booking technology and access to supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Within our GDS business, our Airline IT Solutions business provides hosting solutions and a number of IT services to airlines to enable them to focus on their core business competencies and reduce costs.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions: Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. During the recent global economic recession, our air travel volumes declined. Nonetheless, the GDS industry has recently shown signs of entering a cyclical recovery, with air passenger volumes increasing 10% in the three months ended March 31, 2010, compared to the corresponding period in the previous year. Total GDS air bookings also increased by 6% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The GDS industry is poised to benefit from the recovery and expected future growth in the global travel industry. Total transaction value (“TTV”), for the GTA business is driven by room nights and average daily rates achieved by GTA for hotels. The GTA business has begun to show signs of recovery, with an increase in room nights and average daily rates in the three months ended March 31, 2010 as compared to the corresponding period in the previous year.

Impact of Delta and Northwest Merger: Delta, one of our largest IT services customers, completed its acquisition of Northwest, another of our largest IT services customers, in 2009. As part of their integration, Delta and Northwest are migrating to a common IT platform and will have reduced needs for our IT services after the integration. As a result, we anticipate that our annual revenue and EBITDA will decrease in 2010.

Seasonality: Our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year, with GDS revenue peaking as travelers plan and purchase their spring and summer travel, and GTA revenue is traditionally highest in the third quarter, as group travel peaks in this quarter. Revenue then typically flattens or declines in the fourth and first quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Foreign Exchange Movements: We transact our business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Japanese yen). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

Restructuring: Historically, we have taken a number of actions to enhance organizational efficiency and consolidate and rationalize existing processes, which include, among others, the migration of the Galileo data center, formerly located in Denver, Colorado, into the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions, reduced technology costs associated with renegotiated vendor contracts, and, to a lesser extent, cost savings and synergies resulting from a reduction in the amount of office rental space required and related utilities, maintenance and other facility operating costs. Our results of operations were significantly impacted by these actions in 2009.

Results of Operations

Our management and Chief Operating Decision Maker (“CODM”) use Segment EBITDA to measure segment operating performance. Segment EBITDA is defined as operating income (loss) before depreciation and amortization, each of which is presented on the Company’s consolidated condensed statements of operations. Segment EBITDA is not intended to be a measure of free cash flow available for management and the CODM’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management and the CODM believe Segment EBITDA is helpful in highlighting trends because it excludes the results of transactions that are not considered to be directly related to the underlying segment operations and excludes costs associated with decisions made at the corporate level such as company-wide equity compensation plans and the impact of financing arrangements and derivative transactions.

Segment EBITDA may not be comparable to similarly named measures used by other companies. In addition, this measure should neither be considered as a measure of liquidity or cash flow from operations nor measures comparable to net income as determined under US GAAP as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments, and other costs associated with items unrelated to our ongoing operations.

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

					Reconciling Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	March 31,		March 31,		March 31,		March 31,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	536	511	45	42	—	—	581	553
Costs and expenses
Cost of revenue	303	270	8	8	—	—	311	278
Selling, general and administrative	82	87	39	43	30	20	151	150
Restructuring charges	—	2	—	2	1	2	1	6
Depreciation and amortization	47	45	10	15	1	2	58	62

Total costs and expenses, net	432	404	57	68	32	24	521	496

Operating income (loss)	104	107	(12)	(26)	(32)	(24)	60	57
Depreciation and amortization	47	45	10	15

Segment EBITDA	151	152	(2)	(11)

Interest expense, net							(66)	(66)

Loss from operations before income taxes and equity in losses of investment in Orbitz Worldwide							(6)	(9)
Provision for income taxes							(12)	—
Equity in losses of investment in Orbitz Worldwide							(3)	(161)

Net loss							(21)	(170)

Consolidated Results

The net revenue increase of $28 million (5%) consists of a $25 million (5%) growth in our GDS segment and a $3 million (7%) growth in our GTA segment. The growth in net revenue is primarily due to increased global demand which has resulted in volume growth in both the GDS and GTA segments, as described in more detail in the segment analysis below.

The cost of revenue increase of $33 million (12%) is attributable to growth in our GDS segment. The growth in cost of revenue is the result of transaction volumes, commission costs and movements in exchange rates as described in more detail in the segment analysis below.

The SG&A increase of $1 million (1%) is primarily due to (i) a $10 million (50%) increase in our corporate costs and expenses not allocated to segments as detailed below, (ii) a $5 million (6%) decrease in our GDS segment expenses as detailed in the GDS segment analysis below and (iii) a $4 million (9%) decrease in our GTA segment as detailed in the GTA segment analysis below.

	Three Months
	Ended
	March 31,
(in $ millions)	2010	2009

Corporate administrative expenses	11	15
Transaction and integration costs	18	2
Monitoring fees	—	3
Other, including loss on foreign currency derivatives	1	—

	30	20

The increase in transaction and integration costs for the three months ended March 31, 2010 is due to costs incurred in relation to a proposed offering of securities. The decrease in corporate administrative expenses is primarily the result of cost savings resulting from the restructuring programs.

Restructuring Charges

Restructuring charges decreased by $5 million (83%) as our actions to enhance organizational efficiency and consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007, were substantially completed in 2009. Further future charges may be incurred in relation to exiting a number of lease arrangements in the US as a result of relocations.

Depreciation and Amortization

Depreciation and amortization decreased $4 million (6%) primarily due to a lower amortization expense in GTA as a result of a reduction in the amortizable intangible asset values following the impairment charge in the third quarter of 2009.

Interest Expense, Net

The underlying interest charge was $7 million lower than the prior year due to lower interest rates and a lower debt balance. However, there was a $7 million increased interest expense due to a change in the fair value of interest rate derivative instruments compared to the three months ended March 31, 2009.

Equity in Losses of Investment in Orbitz Worldwide

Our losses incurred from our investment in Orbitz Worldwide have decreased from $161 million in the three months ended March 31, 2009 to $3 million in the three months ended March 31, 2010. These losses reflect our 48% ownership interest in the losses incurred by Orbitz Worldwide. In the three months ended March 31, 2009, Orbitz Worldwide recorded a $332 million impairment charge on certain intangible assets.

Provision for Income Taxes

Our tax benefit (provision) differs materially from the benefit (provision) at the US Federal statutory rate primarily as a result of (i) we are subject to income tax in numerous non-US jurisdictions with varying rates on average and (ii) a valuation allowance established against the losses generated in the US due to the historical losses in that jurisdiction and release of a portion of that allowance in 2009.

The reconciliation from the statutory tax benefit at the US tax rate of 35% is as follows:

	Three Months
	Ended
	March 31,
(in $ millions)	2010	2009

Tax benefit at US Federal statutory rate of 35%	2	3
Taxes on non-US operations at alternative rates	(13)	(12)
Liability for uncertain tax positions	—	(2)
Valuation allowance released	—	13
Other	(1)	(2)

Provision for income taxes	(12)	—

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	485	455	30	7
Airline IT solutions revenue	51	56	(5)	(9)

GDS revenue	536	511	25	5

Transaction processing revenue by region is comprised of:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2010	2009	$	%

Americas	191	182	9	5
Europe	148	142	6	4
MEA	69	68	1	1
APAC	77	63	14	22

Transaction processing revenue	485	455	30	7

GDS revenue increased $25 million (5%) as a result of a $30 million (7%) increase in transaction processing revenue, partially offset by a $5 million (9%) decrease in Airline IT solutions revenue. Americas transaction processing revenue increased by $9 million (5%) due to a 6% increase in segments, partially offset by a 1% decline in average revenue per segment. Europe transaction processing revenue increased by $6 million (4%) due to a 6% increase in segments, partially offset by a 2% decline in average revenue per segment. MEA transaction processing revenue increased by $1 million (1%) due to an 8% increase in average revenue per segment, partially offset by a 6% decline in segments. APAC transaction processing revenue increased by $14 million (22%) due to a 17% increase in segments and a 5% increase in average revenue per segment. Airline IT Solutions revenue decreased by $5 million (9%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the three months ended March 31, 2010, as reflected in the 6% increase in segment volumes which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

GDS cost of revenue is comprised of:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2010	2009	$	%

Commissions	228	195	33	17
Telecommunication and technology costs	75	75	—	—

Cost of revenue	303	270	33	12

GDS cost of revenue increased by $33 million (12%) as a result of an increase in commissions paid to travel agencies and national distribution companies (“NDCs”). This increase is attributable to the growth in volumes for the GDS business, an increase in the average rate of agency commissions, and unfavorable movements in foreign exchange rates.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased $5 million (6%) as a result of a reduction in transaction and integration costs primarily associated with costs incurred during 2009 related to the integration of Worldspan.

GTA Segment

Net Revenue

GTA revenue increased $3 million (7%) from $42 million in the three months ended March 31, 2009 to $45 million in the three months ended March 31, 2010. The increase in revenue is due to an increase in TTV, which rose by 19% in the three months ended March 31, 2010 due to a 10% growth in the number of room nights and exchange rate movements, partially offset by a reduction in margin on sales.

Cost of Revenue

GTA cost of revenue remained flat at $8 million for the three months ended March 31, 2010 and 2009. The cost of transactions for which GTA takes inventory risk was $3 million in both periods.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A decreased $4 million (9%) primarily due to a decrease in the bad debt charge as a result of a reduction in the level of delinquencies experienced during the period.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, including working capital. We maintain an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of March 31, 2010, our financing needs were supported by $140 million of available capacity under our $300 million revolving credit facility and approximately $6 million of capacity under our $150 million synthetic letter of credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of March 31, 2010. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our balance sheet and our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months. If our cash flows from operations are less than we expect or we require funds for acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations by taking cost reduction measures or reducing capital expenditures from existing levels.

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, debt service obligations and debt repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Cash Flows

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2010	2009	$

Cash provided by (used in):
Operating activities	(27)	(9)	(18)
Investing activities	(164)	(11)	(153)
Financing activities	85	(54)	139
Effects of exchange rate changes	(4)	(3)	(1)

Net decrease in cash and cash equivalents	(110)	(77)	(33)

As of March 31, 2010, we had $107 million of cash and cash equivalents, a decrease of $110 million compared to December 31, 2009. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Operating Activities. For the three months ended March 31, 2010, cash used in operations was $27 million compared to cash used in operations of $9 million for the three months ended March 31, 2009. This is mainly due to $20 million of additional cash used for working capital. There was $67 million of cash outflow of working capital in the three months ended March 31, 2010 compared to $47 million of cash outflow of working capital in the three months ended March 31, 2009 primarily due to an increase in revenue in the three months ended March 31, 2010 compared to March 31, 2009 and fluctuations in our collections cycle, partially offset by a reduction in cash used to settle accounts payable and accrued expense balances.

Investing Activities. The use of cash in investing activities for the three months ended March 31, 2010 was $114 million for capital expenditures and $50 million of additional investment in Orbitz Worldwide. During the three months ended March 31, 2010, we purchased $114 million of property and equipment, consisting primarily of software and computer equipment, including amounts related to the transaction processing facility software license from IBM. The use of cash in investing activities for the three months ended March 31, 2009 was $11 million for capital expenditures.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2010 was $85 million, primarily due to $100 million of new borrowings under the revolving credit facility, offset by $3 million of mandatory term loan repayments, $5 million of capital lease payments and $7 million of cash paid on derivative contracts. The use of cash in financing activities for the three months ended March 31, 2009 was $54 million due to $42 million in cash distributions to our parent company, $5 million of mandatory term loan repayments and $7 million for net share settlement on equity-based compensation.

Debt and Financing Arrangements

During the three months ended March 31, 2010, we repaid approximately $3 million of our Dollar denominated debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $5 million under our capital lease obligations.

The principal amount of Euro denominated long-term debt decreased by approximately $52 million as a result of foreign exchange fluctuations during the three months ended March 31, 2010. This foreign exchange gain was largely offset by losses on foreign exchange hedge instruments contracted by us and our net investment hedging strategies.

As of March 31, 2010, there were $100 million of borrowings and $30 million of letter of credit commitments outstanding under our revolving credit facility with a remaining capacity of $140 million.

In addition, we have a $150 million synthetic letter of credit facility. As of March 31, 2010, we had approximately $144 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $69 million in letters of credit issued on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of March 31, 2010, this facility has remaining capacity of $6 million.

Our leverage ratio under the senior secured credit agreement is computed by calculating the last twelve months of our consolidated Adjusted EBITDA including the impact of cost savings and synergies and dividing the total net debt outstanding (as defined in the terms of our credit agreement) at the balance sheet date by this figure. Our leverage ratio as of March 31, 2010 is 5.74 as compared to the maximum allowable of 6.0.

Total net debt per our credit agreement is broadly defined as total debt less cash and the net position of related derivative instrument balances.

The Adjusted EBITDA measure is a defined term within our credit agreement. Adjusted EBITDA is defined as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

We use foreign currency forward contracts in order to manage our exposure to changes in foreign currency exchange rates associated with our Euro denominated debt. During the three months ended March 31, 2010, we replaced our existing net investment hedging strategy with additional foreign currency forward contracts to manage our exposure to changes in foreign currency exchange risks associated with our Euro denominated debt. These forward contracts were not designated as cash flow hedges; however, the fluctuations in the value of these forward contracts recorded within our consolidated condensed statements of operations largely offset the impact of the changes in the value of the Euro denominated debt they are intended to economically hedge.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Japanese yen. Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Losses on these forward contracts amounted to $4 million and $6 million for the three months ended March 31, 2010 and 2009, respectively. These amounts are recorded as a component of selling, general and administrative expenses on our consolidated condensed statements of operations.

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of March 31, 2010 and December 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps, cross-currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. Several derivatives used to manage the risk associated with our floating rate debt are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. We record the effective portion of designated cash flow hedges in other comprehensive income (loss). As of March 31, 2010, our interest rate hedges cover transactions for periods that do not exceed three years. As of March 31, 2010, we had a net liability position of $91 million related to derivative instruments associated with our Euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

On March 31, 2010, we entered into an amendment to our Asset Management Offering Agreement (“IBM Agreement”), effective as of July 1, 2002, as amended, with International Business Machines Corporation (“IBM”). This amendment updated certain terms and extended the overall term of the IBM Agreement until December 31, 2014. Pursuant to the terms of the amendment, we will obtain upgrades to existing systems architecture and software infrastructure at our Atlanta, Georgia data center; migration services and access to IBM’s transaction processing facility software platform; licenses and other software products; equipment and software maintenance; and various other services.

The following table summarizes our future purchase commitments as of March 31, 2010:

(in $ millions)
Twelve Month Period Ended March 31,

2011	66
2012	61
2013	41
2014	29
2015	23
Thereafter	—

220

Additionally, during the three months ended March 31, 2010, we drew down $100 million of new borrowings under our revolving credit facility. This facility expires in August 2012.

Our other future contractual obligations have not changed significantly from the amounts reported within our 2009 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used March 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010 as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended March 31, 2010. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010 as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

Item 1A.	Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010 as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010 for a detailed discussion of the risk factors affecting our Company. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: May 6, 2010	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: May 6, 2010	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1	Sixth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.)*
10.2	Seventh Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.)
10.3	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC.)*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.