Form 10-Q
period 2010-06-30
Travelport LTD
filed 2010-08-05
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-141714

Travelport Limited
(Exact name of registrant as specified in its charter)

Bermuda	98-0505100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

405 Lexington Avenue
New York, NY 10174
(Address of principal executive offices, including zip code)

(212) 915-9150
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 5, 2010, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers and generate new revenue streams, including our new universal desktop product;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our recent acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

•	pricing, regulatory and other trends in the travel industry;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2010	2009	2010	2009

Net revenue	598	592	1,179	1,145

Costs and expenses
Cost of revenue	297	286	608	564
Selling, general and administrative	138	127	289	277
Restructuring charges	4	7	5	13
Depreciation and amortization	64	62	122	124
Other income	—	(5)	—	(5)

Total costs and expenses	503	477	1,024	973

Operating income	95	115	155	172
Interest expense, net	(63)	(72)	(129)	(138)
Gain on early extinguishment of debt	—	6	—	6

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	32	49	26	40
Provision for income taxes	(15)	(14)	(27)	(14)
Equity in earnings (losses) of investment in Orbitz Worldwide	5	5	2	(156)

Net income (loss)	22	40	1	(130)
Less: Net income attributable to non-controlling interest in subsidiaries	—	(1)	—	(2)

Net income (loss) attributable to the Company	22	39	1	(132)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30,
(in $ millions)	2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	167	217
Accounts receivable (net of allowances for doubtful accounts of $46 and $59)	400	346
Deferred income taxes	22	22
Other current assets	151	156

Total current assets	740	741
Property and equipment, net	548	452
Goodwill	1,251	1,285
Trademarks and tradenames	404	419
Other intangible assets, net	1,076	1,183
Investment in Orbitz Worldwide	116	60
Other non-current assets	204	206

Total assets	4,339	4,346

Liabilities and equity
Current liabilities:
Accounts payable	177	139
Accrued expenses and other current liabilities	949	765
Current portion of long-term debt	18	23

Total current liabilities	1,144	927
Long-term debt	3,499	3,640
Deferred income taxes	110	143
Other non-current liabilities	247	228

Total liabilities	5,000	4,938

Commitments and contingencies (note 12)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,009	1,006
Accumulated deficit	(1,642)	(1,643)
Accumulated other comprehensive (loss) income	(43)	30

Total shareholders’ equity	(676)	(607)
Equity attributable to non-controlling interest in subsidiaries	15	15

Total equity	(661)	(592)

Total liabilities and equity	4,339	4,346

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in $ millions)	2010	2009

Operating activities
Net income (loss)	1	(130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	124
Gain on sale of assets	—	(5)
Provision for bad debts	2	10
Equity-based compensation	3	3
Gain on early extinguishment of debt	—	(6)
Amortization of debt finance costs	8	8
Loss (gain) on interest rate derivative instruments	1	(3)
Loss (gain) on foreign exchange derivative instruments	2	(16)
Equity in (earnings) losses of investment in Orbitz Worldwide	(2)	156
FASA liability	(9)	(17)
Deferred income taxes	(2)	(5)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(81)	(33)
Other current assets	(4)	4
Accounts payable, accrued expenses and other current liabilities	177	54
Other	(14)	(10)

Net cash provided by operating activities	204	134

Investing activities
Property and equipment additions	(136)	(19)
Investment in Orbitz Worldwide	(50)	—
Businesses acquired	(16)	—
Loan to parent	(5)	—
Proceeds from sale of assets	—	5
Other	5	(1)

Net cash used in investing activities	(202)	(15)

Financing activities
Principal repayments	(112)	(277)
Proceeds from new borrowings	100	144
Payments on settlement of derivative contracts	(30)	—
Net share settlement for equity-based compensation	—	(7)
Debt finance costs	—	(3)
Distribution to a parent	—	(42)

Net cash used in financing activities	(42)	(185)

Effect of changes in exchange rates on cash and cash equivalents	(10)	4

Net decrease in cash and cash equivalents	(50)	(62)
Cash and cash equivalents at beginning of period	217	345

Cash and cash equivalents at end of period	167	283

Supplemental disclosure of cash flow information
Interest payments	111	131
Income tax payments, net	16	17

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY
(unaudited)

				Accumulated	Non-
		Additional		Other	Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2010	—	1,006	(1,643)	30	15	(592)
Equity-based compensation	—	3	—	—	—	3
Comprehensive income (loss)
Net income	—	—	1	—	—	1
Currency translation adjustment, net of tax of $0	—	—	—	(70)	—	(70)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(9)	—	(9)
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	6	—	6

Total comprehensive loss						(72)

Balance as of June 30, 2010	—	1,009	(1,642)	(43)	15	(661)

See Notes to Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and Airline IT Solutions, which hosts mission critical applications and provides business and data analysis solutions for major airlines, and Gullivers Travel Associates (“GTA”), a leading global, multi-channel provider of hotel and ground services. The Company also owns approximately 48% of Orbitz Worldwide, Inc., a leading global online travel company. The Company has approximately 5,400 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group (“Blackstone”), Technology Crossover Ventures (“TCV”), One Equity Partners (“OEP”) and Travelport management.

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

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence of fair value or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Full retrospective application of the new guidance is optional. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated condensed financial statements.

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated condensed financial statements.

3.	Restructuring Charges

Following the acquisition of Worldspan Technologies, Inc. (“Worldspan”) in 2007 and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives, including the relocation of certain finance and administrative positions from the United States to the United Kingdom.

The recognition of the restructuring charges and the corresponding utilization of accrued balances during the six months ended June 30, 2010 are summarized as follows:

(in $ millions)

Balance as of January 1, 2010	8
Restructuring charges	5
Cash payments	(7)

Balance as of June 30, 2010	6

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Restructuring Charges (Continued)

During the three and six months ended June 30, 2010, the Company incurred approximately $4 million and $5 million, respectively, of costs related to the relocation, including charges related to exiting a lease arrangement in the United States. The Company expects to incur $1 million of additional restructuring charges for personnel related costs during 2010.

The restructuring charges of $4 million and $5 million incurred during the three and six months ended June 30, 2010, respectively, included $1 million that has been recorded within the GTA segment.

The restructuring charges of $7 million incurred during the three months ended June 30, 2009 included $2 million and $1 million that have been recorded within the GDS and GTA segments, respectively. The restructuring charges of $13 million incurred during the six months ended June 30, 2009 included $4 million and $3 million that have been recorded within the GDS and GTA segments, respectively. Cash payments for restructuring charges were $10 million during the six months ended June 30, 2009.

The accrued restructuring balance of $6 million as of June 30, 2010 primarily relates to future retention and severance payments.

4.	Other Current Assets

Other current assets consisted of:

	June 30,	December 31,
(in $ millions)	2010	2009

Upfront inducement payments and supplier deposits	71	70
Sales and use tax receivables	41	48
Prepaid expenses	18	20
Deferred costs	—	10
Loan to parent	5	—
Other	16	8

	151	156

Deferred costs as of December 31, 2009 relate to costs incurred directly in relation to a proposed offering of securities. These costs were expensed in the first quarter of 2010 due to events occurring in the first quarter of 2010 which resulted in a postponement of the Company’s proposed offering of securities.

During the six months ended June 30, 2010, the Company loaned approximately $5 million to its ultimate parent. The loans accrue interest at 9.5% per annum and are due to be repaid by December 31, 2010.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	Property and Equipment, Net

Property and equipment consisted of:

	As of			As of
	June 30, 2010			December 31, 2009
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Land	4	—	4	4	—	4
Capitalized software	588	(226)	362	455	(182)	273
Furniture, fixtures and equipment	223	(121)	102	230	(129)	101
Building and leasehold improvements	46	(21)	25	48	(20)	28
Construction in progress	55	—	55	46	—	46

	916	(368)	548	783	(331)	452

Additions in the six months ended June 30, 2010 include a transaction processing facility software license and equipment from International Business Machines Corporation (“IBM”) as part of the investment in the Company’s GDS infrastructure.

The Company recorded depreciation expense of $35 million and $28 million during the three months ended June 30, 2010 and 2009, respectively. The Company recorded depreciation expense of $63 million and $56 million during the six months ended June 30, 2010 and 2009, respectively.

6.	Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2010 and June 30, 2010 are as follows:

	January 1,		Foreign	June 30,
(in $ millions)	2010	Additions	Exchange	2010

Non-Amortizable Assets:
Goodwill
GDS	979	6	—	985
GTA	306	5	(45)	266

	1,285	11	(45)	1,251

Trademarks and tradenames	419	—	(15)	404

Amortizable Intangible Assets
Customer relationships	1,564	—	(64)	1,500
Vendor relationships and other	51	1	(7)	45

	1,615	1	(71)	1,545
Accumulated amortization	(432)	(59)	22	(469)

Amortizable intangible assets, net	1,183	(58)	(49)	1,076

During the six months ended June 30, 2010, the Company made two acquisitions for a total cash consideration of $16 million, for an acquisition in the GTA business resulting in goodwill of $5 million and an acquisition in the GDS business resulting in goodwill of $6 million.

As of June 30, 2010, the GDS and GTA segments had a gross carrying value of intangible assets excluding goodwill of $1,440 million and $509 million, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	Intangible Assets (Continued)

As of December 31, 2009, the GDS and GTA segments had a gross carrying value of intangible assets excluding goodwill of $1,439 million and $595 million, respectively.

Amortization expense relating to all intangible assets was as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2010	2009	2010	2009

Customer relationships	29	34	58	67
Vendor relationships and other	—	—	1	1

Total*	29	34	59	68

*	Included as a component of depreciation and amortization on the consolidated condensed statements of operations.

The Company expects amortization expense relating to intangible assets to be approximately $61 million for the remainder of 2010 and $117 million, $112 million, $110 million, $107 million and $99 million for each of the five succeeding fiscal years, respectively.

The assessment of the fair value of goodwill and other intangible assets requires the utilization of various assumptions, including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and as such, could cause the fair value to be less than the respective carrying amount. Although the Company believes such assets are recoverable as of June 30, 2010, the Company cannot assure these assets will not be impaired in future periods.

7.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide, Inc. (“Orbitz Worldwide”) under the equity method of accounting. As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s investment in Orbitz Worldwide was $116 million and $60 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of June 30, 2010 was approximately $186 million.

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

Presented below are the summary results of operations for Orbitz Worldwide for the three and six months ended June 30, 2010 and 2009, respectively.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Orbitz Worldwide (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2010	2009	2010	2009

Net revenue	193	188	381	376
Operating expenses	171	166	351	345
Impairment of assets	—	—	2	332

Operating income (loss)	22	22	28	(301)
Interest expense, net	(11)	(12)	(22)	(27)

Income (loss) before income taxes	11	10	6	(328)
Income tax (provision) benefit	(1)	—	(2)	2

Net income (loss)	10	10	4	(326)

The Company recorded earnings of $5 million and $2 million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2010, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and six months ended June 30, 2009, the Company recorded earnings (losses) of $5 million and $(156) million, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

The loss in the six months ended June 30, 2009 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and tradenames. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of an impairment charge.

Net revenue disclosed above includes approximately $6 million and $17 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2010, respectively.

Net revenue disclosed above includes approximately $14 million and $39 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2009, respectively.

As of June 30, 2010 and December 31, 2009, the Company had balances payable to Orbitz Worldwide of approximately $20 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Long-Term Debt

Long-term debt consisted of:

		June 30,	December 31,
(in $ millions)	Maturity	2010	2009

Senior Secured Credit Facility
Term loan facility
Dollar denominated	August 2013	1,841	1,846
Euro denominated	August 2013	429	501
Senior notes
Dollar denominated floating rate notes	September 2014	143	143
Euro denominated floating rate notes	September 2014	198	232
9 7/8% Dollar denominated notes	September 2014	443	443
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	171	201
Capital leases and other		45	50

Total debt		3,517	3,663
Less: current portion		18	23

Long-term debt		3,499	3,640

During the six months ended June 30, 2010, the Company repaid approximately $6 million of its Dollar denominated debt under its senior secured credit facility as required under the senior secured credit agreement and approximately $6 million under its capital lease obligations. The Company borrowed and repaid approximately $100 million under its revolving credit facility during this period.

The principal amount of Euro denominated long-term debt decreased by approximately $136 million as a result of foreign exchange fluctuations during the six months ended June 30, 2010. This foreign exchange gain was largely offset by losses on foreign exchange hedge instruments contracted by the Company and the Company’s net investment hedging strategies.

As of June 30, 2010, there were $30 million of letter of credit commitments outstanding under the Company’s revolving credit facility. The remaining capacity under the Company’s revolving credit facility was $240 million as of June 30, 2010.

In addition, the Company has a synthetic letter of credit facility of $150 million. As of June 30, 2010, the Company had approximately $142 million of commitments outstanding under this facility, including commitments of approximately $69 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Company’s Separation Agreement with Orbitz Worldwide. As of June 30, 2010, this facility had remaining capacity of $8 million.

9.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Financial Instruments (Continued)

As of June 30, 2010, the Company had a net liability position of $155 million related to derivative instruments associated with its Euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

During the six months ended June 30, 2010, the Company paid $30 million in cash to settle certain foreign currency forward contracts.

Interest Rate Risk

A portion of the debt used to finance much of the Company’s operations is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of June 30, 2010 and December 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During the six months ended June 30, 2010, the Company used interest rate and cross currency swaps as the derivative instruments in these hedging strategies. As of June 30, 2010, the Company’s interest rate hedges cover transactions for periods that do not exceed three years.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its Euro denominated debt. In the first quarter of 2010, the Company replaced its net investment hedging strategy with additional foreign currency forward contracts to manage its exposure to changes in foreign currency exchange risk associated with its Euro denominated debt. The Company does not designate these forward contracts as cash flow hedges; however, the fluctuations in the value of these forward contracts recorded within the Company’s consolidated condensed statements of operations largely offset the impact of the changes in the value of the Euro denominated debt they are intended to economically hedge. The fair value of the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Japanese yen. As of June 30, 2010, certain derivatives used to manage the Company’s foreign currency exposure are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company records the effective portion of designated cash flow hedges in other comprehensive income (loss). Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs.

The fair value of interest rate and cross currency derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments,

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Financial Instruments (Continued)

adjusted for the Company’s own credit risk and counterparty credit risk. This adjustment is calculated based on default probability of the banking counterparty or the Company and is obtained from active credit default swap markets. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

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

	Assets			Liabilities
		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
		June 30,	December 31,		June 30,	December 31,
(in $ millions)	Balance Sheet Location	2010	2009	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	Other non-current assets	—	(5)	Accrued expenses and other current liabilities	—	(8)
Interest rate swaps				Other non-current liabilities	—	(3)
Foreign currency impact of cross currency swaps	Other non-current assets	—	23
Foreign currency forward contacts				Accrued expenses and other current liabilities	(11)	(4)

		—	18		(11)	(15)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	2	1	Accrued expenses and other current liabilities	(88)	(6)
Interest rate swaps				Accrued expenses and other current liabilities	(34)	(25)
Interest rate swaps				Other non-current liabilities	(15)	(10)
Foreign exchange impact of cross currency swaps				Other non-current liabilities	(9)	—

		2	1		(146)	(41)

Total fair value of derivative assets		2	19		(157)	(56)

As of June 30, 2010, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $180 million of cross currency swaps, and $885 million of foreign currency forward contracts.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the period and the impact derivatives not designated as hedges had on income (loss) during that period.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Financial Instruments (Continued)

	Amount of (Loss) Gain Recognized					Amount of Gain (Loss)
	in Other Comprehensive Income (Loss)					Recorded into Income (Loss)
	Three Months		Six Months			Three Months		Six Months
	Ended June 30,		Ended June 30,		Location of Gain (Loss)	Ended June 30,		Ended June 30,
( in $ millions)	2010	2009	2010	2009	Recorded into Income	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	(2)	(2)	(4)	(3)	Interest expense, net	(3)	(9)	(5)	(15)
Foreign exchange impact of cross currency swaps	(4)	52	(15)	3	Selling, general and administrative.	(4)	52	(15)	3
Foreign exchange forward contracts	(10)	—	(18)	—	Selling, general and administrative	(6)	—	(6)	—
Derivatives not designated as hedging instruments:
Interest rate swaps					Interest expense, net	(6)	(7)	(16)	(8)
Foreign exchange impact of cross currency swaps					Selling, general and administrative	(16)	—	(16)	—
Foreign exchange forward					Selling, general and
contracts					administrative	(66)	16	(113)	10

						(101)	52	(171)	(10)

During the six months ended June 30, 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss of $16 million included within accumulated other comprehensive income (loss) in relation to these contracts is being recorded into income (loss) in the Company’s consolidated condensed statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts during the three and six months ended June 30, 2010 was $2 million in the consolidated condensed statements of operations.

The total amount of gain (loss) reclassified into net interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges includes amounts for ineffectiveness of less than $(1) million and less than $1 million for the three months ended June 30, 2010 and 2009, respectively, and less than $(1) million and $2 million for the six months ended June 30, 2010 and 2009, respectively.

The total amount of loss to be reclassified from accumulated other comprehensive income (loss) to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $23 million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	116	186	60	292
Derivative assets (see above)	2	2	19	19
Derivative liabilities (see above)	(157)	(157)	(56)	(56)
Total debt	(3,517)	(3,367)	(3,663)	(3,526)

The fair value of the investment in Orbitz Worldwide has been determined based on quoted prices in active markets.

The fair value of the total debt has been determined by calculating the fair value of the senior notes and senior subordinated notes based on quoted prices in active markets for identical debt instruments; and by calculating amounts outstanding under the senior secured credit facility based on market observable inputs.

10.	Equity-Based Compensation

As detailed in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010, the partnership that owns 100% of the Company (the “Partnership”) has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership.

In May 2009, the board of directors of the Partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in May 2009, 8.4 million restricted equity units were recognized for accounting purposes as being granted in March 2010, and the remainder will be recognized as granted for accounting purposes over the subsequent period up to December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the partnership towards the start of each year. The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the Partnership at the time of each grant.

The activity of all the equity award programs is presented below:

	Restricted Equity Units
	Class A-2
		Weighted Average
	Number of Shares	Grant Date
	(in millions)	Fair Value

Balance as of January 1, 2010	90.0	$2.32
Granted at fair market value	8.4	$1.13

Balance as of June 30, 2010	98.4	$2.22

The Company recorded non-cash equity compensation expense of $3 million in the three and six months ended June 30, 2010, and $3 million in the three and six months ended June 30, 2009.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Comprehensive Income (Loss)

Other comprehensive income (loss) amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, and were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in $ million)	2010	2009	2010	2009

Net income (loss)	22	40	1	(130)
Other comprehensive income (loss)
Currency translation adjustment, net of tax of $0	(45)	72	(70)	6
Unrealized (loss) gain on cash flow hedges, net of tax of $0	(1)	7	(9)	14
Unrecognized actuarial gain on defined benefit plans, net of tax of $0	—	—	—	3
Unrealized gain on equity investment and other, net of tax of $0	2	—	6	1

Comprehensive (loss) income	(22)	119	(72)	(106)

12.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2010 the Company had approximately $202 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $63 million relates to the twelve months ended June 30, 2011). These purchase obligations extend through 2015.

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

In connection with the Company’s former national distribution company (“NDC”) arrangements in the Middle East, the Company is involved in a dispute with certain of its former NDC partners regarding the payment of certain disputed fees. While no assurance can be provided, the Company believes the dispute is without merit and does not believe the outcome of this dispute will have a material adverse effect on the Company’s results of operations or its liquidity condition.

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

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12.	Commitments and Contingencies (Continued)

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

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) evaluate the performance of the Company are net revenue and Segment EBITDA, which is defined as operating income before depreciation and amortization, each of which is presented on the Company’s consolidated condensed statements of operations.

Although not presented herein, the Company also evaluates its performance based on Segment Adjusted EBITDA, which is Segment EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

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

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Segment Information (Continued)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2010	2009	2010	2009

GDS
Net revenue	520	515	1,056	1,026
Segment EBITDA	160	167	311	319
GTA
Net revenue	78	77	123	119
Segment EBITDA	23	21	21	10

Combined Totals
Net revenue	598	592	1,179	1,145
Segment EBITDA	183	188	332	329
Reconciling items:
Corporate and unallocated(a)	(24)	(11)	(55)	(33)
Interest expense, net	(63)	(72)	(129)	(138)
Gain on early extinguishment of debt	—	6	—	6
Depreciation and amortization	(64)	(62)	(122)	(124)

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	32	49	26	40

(a)	Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as central finance, treasury, legal and human resources and other costs that are managed at the corporate level, including company-wide equity compensation plans and the impact of foreign exchange derivative contracts.

Provided below is a reconciliation of segment assets to total assets:

	June 30,	December 31,
(in $ millions)	2010	2009

GDS	3,122	3,007
GTA	1,009	1,089

Total segment assets	4,131	4,096
Reconciling items: corporate and unallocated	208	250

Total	4,339	4,346

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating condensed balance sheets as of June 30, 2010 and December 31, 2009 and the consolidating condensed statements of operations and cash flows for the three and six months ended June 30, 2010 and 2009 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited, which is currently in dissolution, and TDS Investor (Luxembourg) s.a.r.l. (“the Intermediate Parent Guarantor”), (c) Travelport LLC (formerly known as Travelport Inc.) (“the Issuer”), (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	339	346	(87)	598

Costs and expenses
Cost of revenue	—	—	—	125	172	—	297
Selling, general and administrative	2	—	5	38	180	(87)	138
Restructuring charges	—	—	—	3	1	—	4
Depreciation and amortization	—	—	—	47	17	—	64

Total costs and expenses	2	—	5	213	370	(87)	503

Operating (loss) income	(2)	—	(5)	126	(24)	—	95
Interest expense, net	—	—	(62)	(1)	—	—	(63)
Equity in earnings of subsidiaries	24	49	116	—	—	(189)	—

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	22	49	49	125	(24)	(189)	32
Provision for income taxes	—	(1)	—	(9)	(5)	—	(15)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net income (loss)	22	53	49	116	(29)	(189)	22
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	22	53	49	116	(29)	(189)	22

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	647	674	(142)	1,179

Costs and expenses
Cost of revenue	—	—	—	281	327	—	608
Selling, general and administrative	2	—	8	71	350	(142)	289
Restructuring charges	—	—	—	4	1	—	5
Depreciation and amortization	—	—	—	88	34	—	122

Total costs and expenses, net	2	—	8	444	712	(142)	1,024

Operating (loss) income	(2)	—	(8)	203	(38)	—	155
Interest expense, net	—	—	(125)	(4)	—	—	(129)
Equity in earnings of subsidiaries	3	54	187	—	—	(244)	—

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	1	54	54	199	(38)	(244)	26
Provision for income taxes	—	(1)	—	(12)	(14)	—	(27)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net income (loss)	1	55	54	187	(52)	(244)	1
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	1	55	54	187	(52)	(244)	1

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	336	334	(78)	592

Costs and expenses
Cost of revenue	—	—	—	207	79	—	286
Selling, general and administrative	(12)	—	3	47	167	(78)	127
Restructuring charges	—	—	—	5	2	—	7
Depreciation and amortization	—	—	—	44	18	—	62
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses	(12)	—	3	298	266	(78)	477

Operating income (loss)	12	—	(3)	38	68	—	115
Interest expense, net	—	—	(70)	(2)	—	—	(72)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in earnings (losses) of subsidiaries	27	(31)	36	—	—	(32)	—

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	39	(31)	(31)	36	68	(32)	49
(Provision) benefit for income taxes	—	(1)	—	1	(14)	—	(14)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net income (loss)	39	(27)	(31)	37	54	(32)	40
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(1)	—	—	(1)

Net income (loss) attributable to the Company	39	(27)	(31)	36	54	(32)	39

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	660	591	(106)	1,145

Costs and expenses
Cost of revenue	—	—	—	301	263	—	564
Selling, general and administrative	(12)	—	3	99	293	(106)	277
Restructuring charges	—	—	—	10	3	—	13
Depreciation and amortization	—	—	—	89	35	—	124
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses	(12)	—	3	494	594	(106)	973

Operating income (loss)	12	—	(3)	166	(3)	—	172
Interest expense, net	—	—	(133)	(5)	—	—	(138)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in (losses) earnings of subsidiaries	(144)	30	160	—	—	(46)	—

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(132)	30	30	161	(3)	(46)	40
(Provision) benefit for income taxes	—	(1)	—	1	(14)	—	(14)
Equity in losses of investment in Orbitz Worldwide	—	(156)	—	—	—	—	(156)

Net (loss) income	(132)	(127)	30	162	(17)	(46)	(130)
Less: Net income attributable to non-controlling interest in subsidiaries	—	—	—	(2)	—	—	(2)

Net (loss) income attributable to the Company	(132)	(127)	30	160	(17)	(46)	(132)

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	1	10	156	—	167
Accounts receivable, net	—	—	—	65	335	—	400
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	—	—	2	43	106	—	151

Total current assets	—	—	3	134	603	—	740
Investment in subsidiary/intercompany	(680)	(1,357)	2,294	—	—	(257)	—
Property and equipment, net	—	—	—	431	117	—	548
Goodwill	—	—	—	985	266	—	1,251
Trademarks and tradenames	—	—	—	313	91	—	404
Other intangible assets, net	—	—	—	661	415	—	1,076
Investment in Orbitz Worldwide	—	116	—	—	—	—	116
Other non-current assets	4	—	22	70	108	—	204

Total assets	(676)	(1,241)	2,319	2,594	1,600	(257)	4,339

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	27	150	—	177
Accrued expenses and other current liabilities	—	53	180	58	658	—	949
Current portion of long-term debt	—	—	12	6	—	—	18

Total current liabilities	—	53	192	91	808	—	1,144
Long-term debt	—	—	3,460	39	—	—	3,499
Deferred income taxes	—	—	—	34	76	—	110
Other non-current liabilities	—	—	24	136	87	—	247

Total liabilities	—	53	3,676	300	971	—	5,000
Total shareholders’ equity/intercompany	(676)	(1,294)	(1,357)	2,294	614	(257)	(676)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(676)	(1,294)	(1,357)	2,294	629	(257)	(661)

Total liabilities and equity	(676)	(1,241)	2,319	2,594	1,600	(257)	4,339

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	—	38	179	—	217
Accounts receivable, net	—	—	—	77	269	—	346
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	1	—	2	45	108	—	156

Total current assets	1	—	2	176	562	—	741
Investment in subsidiary/intercompany	(608)	(1,408)	2,250	—	—	(234)	—
Property and equipment, net	—	—	—	324	128	—	452
Goodwill	—	—	—	985	300	—	1,285
Trademarks and tradenames	—	—	—	313	106	—	419
Other intangible assets, net	—	—	—	701	482	—	1,183
Investment in Orbitz Worldwide	—	60	—	—	—	—	60
Other non-current assets	4	—	45	71	86	—	206

Total assets	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	27	112	—	139
Accrued expenses and other current liabilities	4	35	78	77	571	—	765
Current portion of long-term debt	—	—	12	11	—	—	23

Total current liabilities	4	35	90	115	683	—	927
Long-term debt	—	—	3,601	39	—	—	3,640
Deferred income taxes	—	—	—	33	110	—	143
Other non-current liabilities	—	—	14	133	81	—	228

Total liabilities	4	35	3,705	320	874	—	4,938
Total shareholders’ equity/intercompany	(607)	(1,383)	(1,408)	2,250	775	(234)	(607)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(607)	(1,383)	(1,408)	2,250	790	(234)	(592)

Total liabilities and equity	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	1	55	54	187	(52)	(244)	1
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	88	34	—	122
Provision for bad debts	—	—	—	—	2	—	2
Equity-based compensation	—	—	—	3	—	—	3
Amortization of debt finance costs	—	—	8	—	—	—	8
Gain on interest rate derivative instruments	—	—	1	—	—	—	1
Gain on foreign exchange derivative instruments	—	—	2	—	—	—	2
Equity in losses of investment in Orbitz Worldwide	—	(2)	—	—	—	—	(2)
FASA liability	—	—	—	(9)	—	—	(9)
Deferred income tax	—	—	—	2	(4)	—	(2)
Equity in earnings of subsidiaries	(3)	(54)	(187)	—	—	244	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	12	(93)	—	(81)
Other current assets	—	—	—	2	(6)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	19	(7)	(3)	168	—	177
Other	—	—	—	(11)	(3)	—	(14)

Net cash (used in) provided by operating activities	(2)	18	(129)	271	46	—	204

Investing activities
Property and equipment additions	—	—	—	(133)	(3)	—	(136)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	(11)	(5)	—	(16)
Intercompany funding	7	32	166	(154)	(51)	—	—
Loan to parent	(5)	—	—	—	—	—	(5)
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	2	(18)	166	(293)	(59)	—	(202)

Financing activities
Principal repayments	—	—	(106)	(6)	—	—	(112)
Proceeds from new borrowings	—	—	100	—	—	—	100
Payments on settlement of derivative contracts	—	—	(30)	—	—	—	(30)

Net cash used in financing activities	—	—	(36)	(6)	—	—	(42)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents	—	—	1	(28)	(23)	—	(50)

Cash and cash equivalents at beginning of period	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	1	10	156	—	167

TRAVELPORT LIMITED

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(132)	(127)	30	162	(17)	(46)	(130)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	89	35	—	124
Gain on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	—	10	—	10
Equity-based compensation	—	—	—	3	—	—	3
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Amortization of debt finance costs	—	—	8	—	—	—	8
Gain on interest rate derivative instruments	—	—	(3)	—	—	—	(3)
Gain on foreign exchange derivative instruments	(12)	—	(4)	—	—	—	(16)
Equity in losses of investment in Orbitz Worldwide	—	156	—	—	—	—	156
FASA liability	—	—	—	(17)	—	—	(17)
Deferred income tax	—	—	—	2	(7)	—	(5)
Equity in losses (earnings) of subsidiaries	144	(30)	(160)	—	—	46	—
Changes in assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	—	—	—	(8)	(25)	—	(33)
Other current assets	—	—	—	6	(2)	—	4
Accounts payable, accrued expenses and other current liabilities	—	1	(5)	31	27	—	54
Other	—	—	1	(2)	(9)	—	(10)

Net cash (used in) provided by operating activities	—	—	(139)	261	12	—	134

Investing activities
Property and equipment additions	—	—	—	(18)	(1)	—	(19)
Proceeds from asset sales	—	—	—	5	—	—	5
Businesses acquired	—	—	—	1	(2)	—	(1)
Net intercompany funding	118	—	270	(386)	(2)	—	—

Net cash provided by (used in) investing activities	118	—	270	(398)	(5)	—	(15)

Financing activities
Principal repayments	—	—	(272)	(5)	—	—	(277)
Proceeds from new borrowings	—	—	144	—	—	—	144
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Debt finance costs	—	—	(3)	—	—	—	(3)
Distribution to a parent	(42)	—	—	—	—	—	(42)

Net cash used in financing activities	(42)	—	(131)	(12)	—	—	(185)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	76	—	—	(149)	11	—	(62)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	170	—	—	40	73	—	283

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Segments

Our operations are organized under the following business segments:

•	The Global Distribution System (“GDS”) business consists of Travelport GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel suppliers. Our GDS business operates three systems, Galileo, Apollo and Worldspan, providing travel agencies with booking technology and access to supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Within our GDS business, our Airline IT Solutions business provides hosting solutions and a number of IT services to airlines to enable them to focus on their core business competencies and reduce costs.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions: Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. During the recent global economic recession, our air travel volumes declined. Nonetheless, the GDS industry has recently shown signs of entering a cyclical recovery, with air passenger volumes increasing 9% in the six months ended June 30, 2010, compared to the corresponding period in the previous year. Total GDS air bookings also increased by 5% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The GDS industry is poised to benefit from the recovery and expected future growth in the global travel industry. Total transaction value (“TTV”) for the GTA business is driven by room nights and average daily rates achieved by GTA for hotels. The GTA business has begun to show signs of recovery, with an increase in room nights and average daily rates in the six months ended June 30, 2010 as compared to the corresponding period in the previous year.

Impact of Delta and Northwest Merger: Delta, one of our largest IT services customers, completed its acquisition of Northwest, another of our largest IT services customers, in 2009. As part of their integration, Delta and Northwest have migrated to a common IT platform and will have reduced needs for our IT services after the integration. As a result, our Airline IT Solutions revenue and Segment EBITDA will decrease in 2010.

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

Restructuring: Historically, we have taken a number of actions to enhance organizational efficiency and consolidate and rationalize existing processes, which included, among others, the migration of the Galileo data center, formerly located in Denver, Colorado, into the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions, reduced technology costs associated with renegotiated vendor contracts, and, to a lesser extent, cost savings and synergies resulting from a reduction in the amount of office rental space required and related utilities, maintenance and other facility operating costs. Our results of operations have historically been significantly impacted by these actions.

Results of Operations

Our management and CODM use Segment EBITDA to measure segment operating performance. Segment EBITDA is defined as operating income before depreciation and amortization, each of which is presented on the Company’s consolidated condensed statements of operations. Segment EBITDA is not intended to be a measure of free cash flow available for either management or the CODM’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management and the CODM believe Segment EBITDA is helpful in highlighting trends because it excludes the results of transactions that are not considered to be directly related to the underlying segment operations and excludes costs associated with decisions made at the corporate level such as company-wide equity compensation plans and the impact of financing arrangements and derivative transactions.

Segment EBITDA may not be comparable to similarly named measures used by other companies. In addition, this measure should neither be considered as a measure of liquidity or cash flow from operations nor a measure comparable to net income as determined under US GAAP as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments, and other costs associated with items unrelated to our ongoing operations.

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

					Reconciling Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	520	515	78	77	—	—	598	592

Costs and expenses
Cost of revenue	285	272	12	14	—	—	297	286
Selling, general and administrative	75	76	42	41	21	10	138	127
Restructuring charges	—	2	1	1	3	4	4	7
Depreciation and amortization	53	46	10	14	1	2	64	62
Other income	—	(2)	—	—	—	(3)	—	(5)

Total costs and expenses	413	394	65	70	25	13	503	477

Operating income (loss)	107	121	13	7	(25)	(13)	95	115
Depreciation and amortization	53	46	10	14

Segment EBITDA	160	167	23	21

Interest expense, net							(63)	(72)
Gain on early extinguishment of debt							—	6

Income from operations before income taxes and equity in earnings of investment in Orbitz Worldwide							32	49
Provision for income taxes							(15)	(14)
Equity in earnings of investment in Orbitz Worldwide							5	5

Net income							22	40

Consolidated Results

The net revenue increase of $6 million (1%) consists of a $5 million (1%) growth in our GDS segment and a $1 million (1%) growth in our GTA segment. The growth in net revenue is primarily due to increased global demand which has resulted in volume growth in both the GDS and GTA segments as described in more detail in the segment analysis below.

The cost of revenue increase of $11 million (4%) is attributable to growth in our GDS segment. The growth in cost of revenue is the result of transaction volumes, commission costs and movements in exchange rates as described in more detail in the segment analysis below.

The selling, general and administrative expenses increase of $11 million (9%) is primarily due to an increase in our corporate costs and expenses not allocated to segments as detailed below.

	Three Months
	Ended
	June 30,
(in $millions)	2010	2009

Corporate administrative expenses	11	16
Transaction and integration costs	4	2
Equity-based compensation	3	3
Monitoring fees	—	2
Loss (gain) on foreign currency derivatives and other	3	(13)

	21	10

The $5 million decrease in corporate administrative expenses is primarily the result of cost savings from the restructuring programs. The $16 million increase in loss on foreign currency derivatives and other is driven by $13 million unrealized gain on foreign exchange derivatives recorded in 2009 compared to a $2 million unrealized loss on foreign exchange derivatives recorded in 2010.

Restructuring Charges

Restructuring charges decreased by $3 million (43%). While our actions to enhance organizational efficiency and consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007, were substantially completed in 2009, further charges were incurred in the three months ended June 30, 2010 in relation to exiting a lease arrangement in the US as a result of relocations.

Depreciation and Amortization

Depreciation and amortization increased by $2 million (3%) primarily due to the current year additions of software and equipment from IBM, partially offset by a lower amortization expense in GTA as a result of a reduction in the amortizable intangible asset values following the impairment charge in the third quarter of 2009.

Other Income

Other income decreased $5 million to nil in 2010. In 2009 there was $5 million of gains on sale of assets, whereas there were no gains or losses on sale of assets recorded in 2010.

Interest Expense, Net

Interest expense decreased $9 million (13%) as a result of a reduction in the underlying interest charge of $5 million from the corresponding period in prior year due to lower interest rates and a lower debt balance and a $4 million reduction in interest expense due to a change in the fair value of interest rate derivative instruments compared to the three months ended June 30, 2009.

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide remained flat at $5 million for each of the three months ended June 30, 2010 and June 30, 2009. These earnings reflect our 48% ownership interest in the earnings of Orbitz Worldwide.

Provision for Income Taxes

Our tax provision differs materially from the provision at the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying rates on average, (ii) a valuation allowance established against the losses generated in the US due to the historical losses in that jurisdiction and the release of a portion of that allowance in 2009 and 2010, and (iii) certain costs and expenses that are not currently deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Three Months
	Ended
	June 30,
(in $millions)	2010	2009

Provision at US Federal statutory rate of 35%	(11)	(17)
Taxes on non-US operations at alternative rates	5	5
Liability for uncertain tax positions	(4)	(1)
Valuation allowance released	3	3
Non-deductible costs and expenses	(6)	(4)
Other	(2)	—

Provision for income taxes	(15)	(14)

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Three Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	470	459	11	2
Airline IT Solutions revenue	50	56	(6)	(11)

GDS revenue	520	515	5	1

Transaction processing revenue by region is comprised of:

	Three Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Americas	189	190	(1)	(1)
Europe	131	130	1	1
MEA	72	73	(1)	(1)
APAC	78	66	12	18

Transaction processing revenue	470	459	11	2

GDS revenue increased $5 million (1%) as a result of an $11 million (2%) increase in transaction processing revenue, partially offset by a $6 million (11%) decrease in Airline IT Solutions revenue. Americas transaction processing revenue decreased by $1 million (1%) due to a 3% decline in average revenue per segment, partially offset by a 3% increase in segments. Europe transaction processing revenue increased by $1 million (1%) due to a 4% increase in segments, partially offset by a 3% decline in average revenue per segment. MEA transaction processing revenue decreased by $1 million (1%) due to a 1% decrease in segments with average revenue per segment remaining flat. APAC transaction processing revenue increased by $12 million (18%) due to an 18% increase in segments with average revenue per segment remaining flat. Airline IT Solutions revenue decreased by $6 million (11%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the three months ended June 30, 2010, as reflected in the 5% increase in segment volumes which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

GDS cost of revenue is comprised of:

	Three Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Commissions	222	201	21	10
Telecommunication and technology costs	63	71	(8)	(11)

GDS cost of revenue	285	272	13	5

GDS cost of revenue increased by $13 million (5%) as a result of an increase in commissions paid to travel agencies and national distribution companies (“NDCs”). This increase in commissions is attributable to the growth in volumes for the GDS business and an increase in the average rate of agency commissions. The increase in commissions was offset by a decrease in telecommunications and technology costs primarily due to the efficiencies from our recent investment in IT infrastructure.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased by $1 million (1%) primarily as a result of (i) a $16 million reduction in administrative costs, including a reduction in wages and benefits of approximately $9 million as a result of effective cost management, partially offset by (ii) a $7 million adverse movement in foreign exchange and (iii) a one-time gain of $8 million realized in 2009 from a commercial legal settlement.

GTA Segment

Net Revenue

GTA revenue increased $1 million (1%) from $77 million in the three months ended June 30, 2009 to $78 million in the three months ended June 30, 2010. The increase in revenue is due to an increase in TTV, which rose by 18% in the three months ended June 30, 2010 due to a 20% growth in the number of room nights, offset by a reduction in the net margin on sales and unfavorable foreign currency exchange movements.

Cost of Revenue

GTA cost of revenue decreased $2 million (14%) from $14 million in the three months ended June 30, 2009 to $12 million in the three months ended June 30, 2010. The cost of transactions for which GTA takes inventory risk was $4 million in the three months ended June 30, 2010 and $6 million in the three months ended June 30, 2009.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A increased $1 million (2%) as a result of a $2 million increase in wages and benefits, partially offset by a $1 million reduction in bad debt expense in the period.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

					Reconciling Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Six Months		Six Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	1,056	1,026	123	119	—	—	1,179	1,145

Costs and expenses
Cost of revenue	588	542	20	22	—	—	608	564
Selling, general and administrative	157	163	81	84	51	30	289	277
Restructuring charges	—	4	1	3	4	6	5	13
Depreciation and amortization	100	91	20	29	2	4	122	124
Other income	—	(2)	—	—	—	(3)	—	(5)

Total costs and expenses	845	798	122	138	57	37	1,024	973

Operating income (loss)	211	228	1	(19)	(57)	(37)	155	172
Depreciation and amortization	100	91	20	29

Segment EBITDA	311	319	21	10

Interest expense, net							(129)	(138)
Gain on early extinguishment of debt							—	6

Income from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide							26	40
Provision for income taxes							(27)	(14)
Equity in earnings (losses) of investment in Orbitz Worldwide							2	(156)

Net income (loss)							1	(130)

Consolidated Results

The net revenue increase of $34 million (3%) consists of a $30 million (3%) growth in our GDS segment and a $4 million (3%) growth in our GTA segment. The growth in net revenue is primarily due to increased global demand which has resulted in volume growth in both the GDS and GTA segments as described in more detail in the segment analysis below.

The cost of revenue increase of $44 million (8%) is attributable to growth in our GDS segment. The growth in cost of revenue is the result of higher transaction volumes and higher commission costs as described in more detail in the segment analysis below.

The SG&A increase of $12 million (4%) is primarily due to (i) a $21 million (70%) increase in our corporate costs and expenses not allocated to segments as detailed below, (ii) a $6 million (4%) decrease in our GDS segment expenses as detailed in the GDS segment analysis below and (iii) a $3 million (4%) decrease in our GTA segment as detailed in the GTA segment analysis below.

	Six Months
	Ended
	June 30,
(in $ millions)	2010	2009

Corporate administrative expenses	22	31
Transaction and integration costs	22	5
Equity-based compensation	3	3
Monitoring fees	—	4
Loss (gain) on foreign currency derivatives and other	4	(13)

	51	30

The $17 million increase in transaction and integration costs for the six months ended June 30, 2010 is due to costs incurred in relation to a proposed offering of securities. The $17 million adverse movement on foreign currency derivatives and other is driven by a $13 million unrealized gain on foreign exchange derivatives recorded in 2009 compared to a $4 million loss recorded in 2010. The decrease in corporate administrative expenses is primarily the result of cost savings resulting from the restructuring programs.

Restructuring Charges

Restructuring charges decreased by $8 million (62%) as our actions to enhance organizational efficiency and consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007, were substantially completed in 2009. Further charges were incurred in the six months ended June 30, 2010, primarily in relation to exiting a lease arrangement in the US as a result of relocations.

Depreciation and Amortization

Depreciation and amortization decreased $2 million (2%) primarily due to a lower amortization expense in GTA as a result of a reduction in the amortizable intangible asset values following the impairment charge in the third quarter of 2009, partially offset by increased depreciation within GDS following the purchase of software and equipment from IBM in the first quarter of 2010.

Other Income

Other income decreased $5 million as a result of gains on sale of assets recorded in 2009. There were no gains or losses on sale of assets recorded in 2010.

Interest Expense, Net

Interest expense decreased $9 million (7%) as a result of a reduction in the underlying interest charge of $13 million from the corresponding period in the prior year due to lower interest rates and a lower debt balance, partially offset by a $4 million increase due to a change in the fair value of interest rate derivative instruments compared to the six months ended June 30, 2009.

Equity in Earnings (Losses) of Investment in Orbitz Worldwide

Our share of equity in earnings (losses) of investment in Orbitz Worldwide was $2 million in the six months ended June 30, 2010 compared to a $(156) million loss in the six months ended June 30, 2009. These earnings (losses) reflect our 48% ownership interest in the earnings (losses) of Orbitz Worldwide. In the six months ended June 30, 2009, Orbitz Worldwide recorded a $332 million impairment charge on certain intangible assets.

Provision for Income Taxes

Our tax provision differs materially from the provision at the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying rates on average, (ii) a valuation allowance established against the losses generated in the US due to the historical losses in that jurisdiction and release of a portion of that allowance in 2009 and 2010, and (iii) certain costs and expenses that are not currently deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Six Months
	Ended
	June 30,
(in $ millions)	2010	2009

Tax provision at US Federal statutory rate of 35%	(9)	(14)
Taxes on non-US operations at alternative rates	(8)	(7)
Liability for uncertain tax positions	(4)	(3)
Valuation allowance released	3	16
Non-deductible costs and expenses	(6)	(4)
Other	(3)	(2)

Provision for income taxes	(27)	(14)

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Six Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	955	914	41	4
Airline IT Solutions revenue	101	112	(11)	(10)

GDS revenue	1,056	1,026	30	3

Transaction processing revenue by region is comprised of:

	Six Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Americas	380	372	8	2
Europe	279	272	7	3
MEA	141	141	—	—
APAC	155	129	26	20

Transaction processing revenue	955	914	41	4

GDS revenue increased $30 million (3%) as a result of a $41 million (4%) increase in transaction processing revenue, partially offset by an $11 million (10%) decrease in Airline IT Solutions revenue. Americas transaction processing revenue increased by $8 million (2%) due to a 4% increase in segments, partially offset by a 2% decline in average revenue per segment. Europe transaction processing revenue increased by $7 million (3%) due to a 5% increase in segments, partially offset by a 2% decline in average revenue per segment. MEA transaction processing revenue remained flat after a 4% increase in average revenue per segment was offset by a 4% decline in segments. APAC transaction processing revenue increased by $26 million (20%) due to a 17% increase in segments and a 2% increase in average revenue per segment. Airline IT Solutions revenue decreased by $11 million (10%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the six months ended June 30, 2010, as reflected in the 5% increase in segment volumes which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

GDS cost of revenue is comprised of:

	Six Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$	%

Commissions	450	396	54	14
Telecommunication and technology costs	138	146	(8)	(5)

GDS cost of revenue	588	542	46	8

GDS cost of revenue increased by $46 million (8%) as a result of an increase in commissions paid to travel agencies and NDCs. This increase in commissions is attributable to the growth in volumes for the GDS business and an increase in the average rate of agency commissions. The increase in commissions was offset by a decrease in telecommunications and technology costs primarily due to the efficiencies from our recent investment in IT infrastructure.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased $6 million (4%) primarily as a result of (i) a $16 million reduction in administrative costs, including a reduction in wages and benefits of approximately $13 million as a result of effective cost management and (ii) a $5 million reduction in transaction and intergration costs primarily associated with costs incurred during 2009 related to the integration of Worldspan, partially offset by (iii) an $8 million adverse movement in foreign exchange losses and (iv) a one-time gain of $8 million realized in 2009 from a commercial legal settlement.

GTA Segment

Net Revenue

GTA revenue increased $4 million (3%) from $119 million in the six months ended June 30, 2009 to $123 million in the six months ended June 30, 2010. The increase in revenue is due to an increase in TTV, which rose by 19% in the six months ended June 30, 2010 due to a 16% growth in the number of room nights, partially offset by a reduction in margin on sales and exchange rate movements.

Cost of Revenue

GTA cost of revenue decreased $2 million (9%) from $22 million in the six months ended June 30, 2009 to $20 million in the six months ended June 30, 2010. The cost of transactions for which GTA takes inventory risk was $7 million in the six months ended June 30, 2010 and $9 million in the six months ended June 30, 2009.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A decreased $3 million (4%) primarily due to a decrease in bad debt expense of $6 million as a result of a reduction in the level of delinquencies experienced during the period and a $3 million decrease in foreign exchange losses partially offset by a $6 million increase in administrative costs including wages and benefits.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, including working capital. We maintain an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of June 30, 2010, our financing needs were supported by $240 million of available capacity under our $300 million revolving credit facility and approximately $8 million of capacity under our $150 million synthetic letter of credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of June 30, 2010. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months. If our cash flows from operations are less than we expect or we require funds for acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations by taking cost reduction measures or reducing capital expenditures from existing levels.

Our primary future cash needs on a recurring basis will be for working capital, capital expenditures, debt service obligations and debt repurchases. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Cash Flows

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009:

	Six Months
	Ended
	June 30,		Change
(in $ millions)	2010	2009	$

Cash provided by (used in):
Operating activities	204	134	70
Investing activities	(202)	(15)	(187)
Financing activities	(42)	(185)	143
Effects of exchange rate changes	(10)	4	(14)

Net decrease in cash and cash equivalents	(50)	(62)	12

As of June 30, 2010, we had $167 million of cash and cash equivalents, a decrease of $50 million compared to December 31, 2009. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 20, 2010 compared to the six months ended June 30, 2009.

Operating Activities. For the six months ended June 30, 2010, cash provided by operating activities was $204 million compared to cash provided by operating activities of $134 million for the six months ended June 30, 2009. This is mainly due to a $67 million increase in cash provided by working capital. There was $92 million of cash inflow from working capital in the six months ended June 30, 2010 compared to $25 million of cash inflow from working capital in the six months ended June 30, 2009 primarily due to an increase in trading volumes in our businesses as well as fluctuations in our collections and payable cycles.

Investing Activities. The use of cash in investing activities for the six months ended June 30, 2010 was $202 million, due to $136 million used for capital expenditures, $50 million of additional investment in Orbitz Worldwide and $16 million for business acquisitions. During the six months ended June 30, 2010, capital expenditures of $136 million consisted primarily of software and computer equipment, including amounts related to the transaction processing facility software license from IBM. The use of cash in investing activities for the six months ended June 30, 2009 was primarily $19 million for capital expenditures, offset by $5 million of proceeds from the sale of assets.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2010 was $42 million, due to $6 million mandatory term loan repayments, $6 million capital lease payments and $30 million of cash paid on derivative contracts. Borrowings of $100 million drawn down under the revolving credit facility in the three months ended March 31, 2010 were repaid in the three months ended June 30, 2010. The use of cash in financing activities for the six months ended June 30, 2009 was $185 million due to $277 million principal repayments on borrowings, $42 million cash distributions to a parent, $7 million for a net share settlement on equity-based compensation and $3 million for debt finance costs, partially offset by $144 million of proceeds from new term loans.

Debt and Financing Arrangements

During the six months ended June 30, 2010, we repaid approximately $6 million of our Dollar denominated debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $6 million under our capital lease obligations. We have also borrowed and repaid approximately $100 million under our revolving credit facility during this period.

During the six months ended June 30, 2010, the principal amount of Euro denominated long-term debt decreased by approximately $136 million as a result of foreign exchange fluctuations. This foreign exchange gain was largely offset by losses on foreign exchange hedge instruments and our net investment hedging strategies.

As of June 30, 2010, there were $30 million of letter of credit commitments outstanding under our revolving credit facility leaving a remaining capacity of $240 million.

In addition, we have a $150 million synthetic letter of credit facility. As of June 30, 2010, we had approximately $142 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $69 million in letters of credit issued on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of June 30, 2010, this facility has remaining capacity of $8 million.

Our leverage ratio under the senior secured credit agreement is computed by calculating the last twelve months of our consolidated Adjusted EBITDA, including the impact of cost savings and synergies, and dividing the total net debt outstanding (as defined in the terms of our credit agreement) at the balance sheet date by this figure. Our leverage ratio as of June 30, 2010 is 5.48 as compared to the maximum allowable of 6.0.

Total net debt per our credit agreement is broadly defined as total debt less cash and the net position of related derivative instrument balances.

The Adjusted EBITDA measure is a defined term within our credit agreement. Adjusted EBITDA is defined as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangible assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

We use foreign currency forward contracts in order to manage our exposure to changes in foreign currency exchange rates associated with our Euro denominated debt. In the first quarter of 2010, we replaced our existing net investment hedging strategy with additional foreign currency forward contracts. These forward contracts were not designated as cash flow hedges; however, the fluctuations in the value of these forward contracts recorded within our consolidated condensed statements of operations largely offset the impact of the changes in the value of the Euro denominated debt they are intended to economically hedge.

We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Japanese yen. Several derivatives used to manage our foreign currency exposure are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. We record the effective portion of designated cash flow hedges in other comprehensive income (loss). Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of June 30, 2010 and December 31, 2009 was to interest rate fluctuations in the US and Europe, specifically USLIBOR and EURIBOR interest rates. During the period we used interest rate and cross currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. As of June 30, 2010, our interest rate hedges cover transactions for periods that do not exceed three years.

As of June 30, 2010, we had a net liability position of $155 million related to derivative instruments associated with our Euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

On March 31, 2010, we entered into an amendment to our Asset Management Offering Agreement (“IBM Agreement”), effective as of July 1, 2002, as amended, with IBM. This amendment updated certain terms and extended the overall term of the IBM Agreement until December 31, 2014. Pursuant to the terms of the amendment, we will obtain upgrades to existing systems architecture and software infrastructure at our Atlanta, Georgia, data center; migration services and access to IBM’s transaction processing facility software platform; licenses and other software products; equipment and software maintenance; and various other services.

The following table summarizes our future purchase commitments as of June 30, 2010:

(in $ millions)
Twelve Month Period Ending June 30,

2011	63
2012	55
2013	37
2014	29
2015	18
Thereafter	—

202

Our other future contractual obligations have not changed significantly from the amounts reported within our 2009 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used June 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined through such analyses that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010 as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended June 30, 2010. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

TRAVELPORT LIMITED

Date: August 5, 2010	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: August 5, 2010	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.