Form 10-Q
period 2010-09-30
Travelport LTD
filed 2010-11-10
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 10, 2010, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers and generate new revenue streams, including our new universal desktop product;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our recent acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

•	pricing, regulatory and other trends in the travel industry, including the direct connect efforts of American Airlines and our litigation with American Airlines related thereto;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in $ millions)	2010	2009	2010	2009

Net revenue	582	570	1,761	1,715

Costs and expenses
Cost of revenue	291	270	899	834
Selling, general and administrative	121	139	410	416
Restructuring charges	—	5	5	18
Depreciation and amortization	66	63	188	187
Impairment of goodwill and intangible assets	—	833	—	833
Other income	—	—	—	(5)

Total costs and expenses	478	1,310	1,502	2,283

Operating income (loss)	104	(740)	259	(568)
Interest expense, net	(73)	(85)	(202)	(223)
Gain on early extinguishment of debt	—	4	—	10

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	31	(821)	57	(781)
(Provision) benefit for income taxes	(15)	78	(42)	64
Equity in earnings (losses) of investment in Orbitz Worldwide	8	3	10	(153)

Net income (loss)	24	(740)	25	(870)
Net loss (income) attributable to non-controlling interest in subsidiaries	1	—	1	(2)

Net income (loss) attributable to the Company	25	(740)	26	(872)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	269	217
Accounts receivable (net of allowances for doubtful accounts of $43 and $59)	449	346
Deferred income taxes	22	22
Other current assets	208	156

Total current assets	948	741
Property and equipment, net	532	452
Goodwill	1,282	1,285
Trademarks and tradenames	414	419
Other intangible assets, net	1,079	1,183
Investment in Orbitz Worldwide	123	60
Other non-current assets	210	206

Total assets	4,588	4,346

Liabilities and equity
Current liabilities:
Accounts payable	205	139
Accrued expenses and other current liabilities	885	765
Current portion of long-term debt	17	23

Total current liabilities	1,107	927
Long-term debt	3,698	3,640
Deferred income taxes	129	143
Other non-current liabilities	226	228

Total liabilities	5,160	4,938

Commitments and contingencies (note 13)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,008	1,006
Accumulated deficit	(1,617)	(1,643)
Accumulated other comprehensive income	26	30

Total shareholders’ equity	(583)	(607)
Equity attributable to non-controlling interest in subsidiaries	11	15

Total equity	(572)	(592)

Total liabilities and equity	4,588	4,346

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in $ millions)	2010	2009

Operating activities
Net income (loss)	25	(870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188	187
Impairment of goodwill and intangible assets	—	833
Gain on sale of assets	—	(5)
Provision for bad debts	2	14
Equity-based compensation	2	6
Gain on early extinguishment of debt	—	(10)
Amortization of debt finance costs	19	12
Loss on interest rate derivative instruments	5	10
Gain on foreign exchange derivative instruments	(3)	(14)
Equity in (earnings) losses of investment in Orbitz Worldwide	(10)	153
FASA liability	(14)	(21)
Deferred income taxes	(3)	(103)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(108)	(59)
Other current assets	(9)	(5)
Accounts payable, accrued expenses and other current liabilities	167	74
Other	(7)	(11)

Net cash provided by operating activities	254	191

Investing activities
Property and equipment additions	(159)	(39)
Investment in Orbitz Worldwide	(50)	—
Businesses acquired	(16)	—
Loan to parent company	(9)	—
Loan repaid by parent company	9	—
Proceeds from sale of assets	—	5
Other	5	(2)

Net cash used in investing activities	(220)	(36)

Financing activities
Principal repayment	(295)	(298)
Proceeds from new borrowings	380	144
(Payments) proceeds on settlement of derivative contracts	(64)	87
Net share settlement for equity-based compensation	—	(7)
Debt finance costs	(5)	(3)
Distribution to a parent company	—	(194)
Other	(3)	—

Net cash provided by (used in) financing activities	13	(271)

Effect of changes in exchange rates on cash and cash equivalents	5	6

Net increase (decrease) in cash and cash equivalents	52	(110)
Cash and cash equivalents at beginning of period	217	345

Cash and cash equivalents at end of period	269	235

Supplemental disclosure of cash flow information
Interest payments	200	223
Income tax payments, net	24	28

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

				Accumulated
		Additional		Other	Non- Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income	Subsidiaries	Equity

Balance as of January 1, 2010	—	1,006	(1,643)	30	15	(592)
Equity-based compensation	—	2	—	—	—	2
Dividend to non-controlling interest shareholders	—	—	—	—	(3)	(3)
Comprehensive income (loss)
Net income (loss)	—	—	26	—	(1)	25
Currency translation adjustment, net of tax of $0	—	—	—	(16)	—	(16)
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	5	—	5
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	7	—	7

Total comprehensive income						21

Balance as of September 30, 2010	—	1,008	(1,617)	26	11	(572)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and its Airline IT Solutions business, which hosts mission critical applications and provides business and data analysis solutions for major airlines, and Gullivers Travel Associates (“GTA”), a leading global, multi-channel provider of hotel and ground services. The Company also owns approximately 48% of Orbitz Worldwide, Inc., a leading global online travel company. The Company has approximately 5,400 employees and operates in 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group (“Blackstone”), Technology Crossover Ventures (“TCV”), One Equity Partners (“OEP”) and Travelport management.

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

2.	Recently Issued Accounting Pronouncements

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to new disclosures about the credit quality of financing receivables and the allowance for credit losses. This guidance requires new disclosures on (i) the nature of credit risk inherent in the Company’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Among other things, the expanded disclosures require information to be disclosed at disaggregated levels (“segments” or “classes”), along with roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is assessing the impact of this new guidance, but does not anticipate a material impact on the consolidated financial statements.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements (Continued)

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company adopted the provisions of this guidance on January 1, 2010, except for the new disclosures around the activity in Level 3 categories of fair value measurements which will be adopted on January 1, 2011, as required. There was no material impact on the consolidated financial statements resulting from the adoption of this guidance.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued guidance related to accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies the scope of the requirements surrounding the decrease in ownership of a subsidiary and expands the disclosure requirements for deconsolidation of a subsidiary or de-recognition of a group of assets. The Company adopted the provisions of this guidance on January 1, 2010. There was no impact on the consolidated financial statements resulting from the adoption of this guidance.

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence of fair value or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Full retrospective application of the new guidance is optional. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated financial statements.

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is assessing the impact of this new guidance but does not expect a material impact on the consolidated financial statements.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Restructuring Charges

Following the acquisition of Worldspan Technologies, Inc. (“Worldspan”) in 2007 and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives, including the relocation of certain finance and administrative positions from the United States to the United Kingdom.

The recognition of the restructuring charges and the corresponding utilization of accrued balances during the nine months ended September 30, 2010 are summarized as follows:

(in $ millions)

Balance as of January 1, 2010	8
Restructuring charges	5
Cash payments	(8)

Balance as of September 30, 2010	5

During the nine months ended September 30, 2010, the Company incurred approximately $5 million of costs related to the relocation, including charges related to exiting a lease arrangement in the United States. Less than $1 million of costs were incurred in the three months ended September 30, 2010. The Company expects to incur $1 million of additional restructuring charges for personnel related costs under this plan during the remainder of 2010.

The restructuring charges of $5 million incurred during the nine months ended September 30, 2010 included $1 million recorded within the GTA segment.

The restructuring charges of $5 million incurred during the three months ended September 30, 2009 included $2 million recorded within the GDS segment. The restructuring charges of $18 million incurred during the nine months ended September 30, 2009 included $6 million and $3 million recorded within the GDS and GTA segments, respectively. Cash payments for restructuring charges were $16 million during the nine months ended September 30, 2009.

The accrued restructuring balance of $5 million as of September 30, 2010 primarily relates to future retention and severance payments.

4.	Other Current Assets

Other current assets consisted of:

	September 30,	December 31,
(in $ millions)	2010	2009

Upfront inducement payments and supplier deposits	86	70
Sales and use tax receivables	47	48
Derivative assets	25	1
Prepaid expenses	21	20
Assets held for sale	19	2
Deferred costs	—	10
Other	10	5

	208	156

Assets held for sale consisted of land and buildings expected to be sold within the next 12 months.

Deferred costs as of December 31, 2009 related to costs incurred directly in relation to a proposed offering of securities. These costs were expensed in the first quarter of 2010 due to events occurring in the first quarter of 2010 which resulted in a postponement of the Company’s proposed offering of securities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	Other Current Assets (Continued)

During the nine months ended September 30, 2010, the Company loaned approximately $9 million to its ultimate parent. The loan notes accrued interest at 9.5% per annum. The principal, together with accrued and unpaid interest, was fully repaid during September 2010.

5.	Property and Equipment, Net

Property and equipment consisted of:

	September 30, 2010			December 31, 2009
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Land	—	—	—	4	—	4
Capitalized software	605	(258)	347	455	(182)	273
Furniture, fixtures and equipment	241	(135)	106	230	(129)	101
Building and leasehold improvements	24	(11)	13	48	(20)	28
Construction in progress	66	—	66	46	—	46

	936	(404)	532	783	(331)	452

Additions in the nine months ended September 30, 2010 include a transaction processing facility software license and equipment from International Business Machines Corporation (“IBM”) as part of the investment in the Company’s GDS information technology infrastructure.

During the nine months ended September 30, 2010, $4 million of land and $12 million of freehold buildings were reclassified to assets held for sale.

The Company recorded depreciation expense of $36 million and $26 million during the three months ended September 30, 2010 and 2009, respectively. The Company recorded depreciation expense of $99 million and $84 million during the nine months ended September 30, 2010 and 2009, respectively.

6.	Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2010 and September 30, 2010 are as follows:

	January 1,		Foreign	September 30,
(in $ millions)	2010	Additions	Exchange	2010

Non-Amortizable Intangible Assets:
Goodwill
GDS	979	6	1	986
GTA	306	5	(15)	296

	1,285	11	(14)	1,282

Trademarks and tradenames	419	—	(5)	414

Amortizable Intangible Assets:
Customer relationships	1,564	—	(21)	1,543
Vendor relationships and other	51	1	(3)	49

	1,615	1	(24)	1,592
Accumulated amortization	(432)	(89)	8	(513)

Amortizable intangible assets, net	1,183	(88)	(16)	1,079

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	Intangible Assets (Continued)

During the nine months ended September 30, 2010, the Company made two acquisitions for total cash consideration of $16 million, resulting in goodwill in the GDS and GTA segments of $6 million and $5 million, respectively.

As of September 30, 2010, the GDS and GTA segments had a gross carrying value of intangible assets excluding goodwill of $1,440 million and $566 million, respectively.

As of December 31, 2009, the GDS and GTA segments had a gross carrying value of intangible assets excluding goodwill of $1,439 million and $595 million, respectively.

Amortization expense relating to all intangible assets was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in $ millions)	2010	2009	2010	2009

Customer relationships	29	36	87	101
Vendor relationships and other	1	1	2	2

Total*	30	37	89	103

*	Included as a component of depreciation and amortization on the consolidated condensed statements of operations.

The Company expects amortization expense relating to intangible assets to be approximately $30 million for the remainder of 2010 and $117 million, $112 million, $110 million, $107 million and $99 million for each of the five succeeding fiscal years, respectively.

The assessment of the fair value of goodwill and other intangible assets requires the utilization of various assumptions including projections of future cash flows and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and as such, could cause the fair value to be less than the respective carrying amount. Although the Company believes such assets are recoverable as of September 30, 2010, the Company cannot assure these assets will not be impaired in future periods.

7.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide, Inc. (“Orbitz Worldwide”) under the equity method of accounting. As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s investment in Orbitz Worldwide was $123 million and $60 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of September 30, 2010 was approximately $308 million.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Orbitz Worldwide (Continued)

Presented below are the summary results of operations for Orbitz Worldwide for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in $ millions)	2010	2009	2010	2009

Net revenue	194	187	575	563
Operating expenses	167	165	517	510
Impairment of assets	—	—	2	332

Operating income (loss)	27	22	56	(279)
Interest expense, net	(11)	(14)	(33)	(43)
Gain on extinguishment of debt	—	—	—	2

Income (loss) before income taxes	16	8	23	(320)
Income tax (provision) benefit	(1)	(1)	(3)	1

Net income (loss)	15	7	20	(319)

The Company recorded earnings of $8 million and $10 million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2010, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and nine months ended September 30, 2009, the Company recorded earnings (losses) of $3 million and $(153) million, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

The loss in the nine months ended September 30, 2009, includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and tradenames. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of an impairment charge.

Net revenue disclosed above includes approximately $28 million and $91 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2010, respectively.

Net revenue disclosed above includes approximately $17 million and $56 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010 and December 31, 2009, the Company had balances payable to Orbitz Worldwide of approximately $18 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	September 30,	December 31,
(in $ millions)	2010	2009

Accrued travel supplier payments, deferred revenue and customer advances	317	206
Accrued commissions and incentives	268	197
Accrued payroll and related	46	63
Derivative contracts	36	43
Accrued sales and use tax	68	75
Accrued sponsor monitoring fees	42	49
Other	108	132

	885	765

9.	Long-Term Debt

Long-term debt consisted of:

		September 30,	December 31,
(in $ millions)	Maturity	2010	2009

Senior Secured Credit Facility
Term loan facility
Dollar denominated	August 2013(a)	1,695	1,846
Euro denominated	August 2013(a)	477	501
Senior notes
Dollar denominated floating rate notes	September 2014	143	143
Euro denominated floating rate notes	September 2014	221	232
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	—
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	191	201
Capital leases and other		48	50

Total debt		3,715	3,663
Less: current portion		17	23

Long-term debt		3,698	3,640

(a)	Effective October 22, 2010, the maturities on approximately 90% of the term loans have been extended to August 2015, subject to certain acceleration provisions, as per an amendment to the Company’s senior secured credit agreement. See Note 15 — Subsequent Events for further details.

In August 2010, the Company issued $250 million of 9% Dollar denominated senior notes. These notes mature on March 1, 2016. All of the other key terms and conditions of these notes, and the guarantor entities, are the same as those for the Company’s other senior notes. The Company used part of these proceeds to make a repayment of $149 million principal amount of Dollar denominated term loans under its senior secured credit facility. As a result of this repayment, the Company amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt.

During the nine months ended September 30, 2010, the Company repaid approximately $8 million of its Dollar denominated debt under its senior secured credit facility as required under the senior secured credit

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Long-Term Debt (Continued)

agreement and approximately $8 million under its capital lease obligations. The Company borrowed and repaid approximately $130 million under its revolving credit facility during this period.

The principal amount of Euro denominated long-term debt decreased by approximately $45 million as a result of foreign exchange fluctuations during the nine months ended September 30, 2010. This foreign exchange gain was largely offset by losses on foreign exchange hedge instruments contracted by the Company and the Company’s net investment hedging strategies.

As of September 30, 2010, there were $29 million of letter of credit commitments outstanding under the Company’s revolving credit facility. The remaining capacity under the Company’s revolving credit facility was $241 million as of September 30, 2010.

Additionally, as of September 30, 2010, the Company had approximately $141 million of commitments outstanding under its $150 million synthetic letter of credit facility, including commitments of approximately $67 million in letters of credit issued by the Company on behalf of Orbitz Worldwide pursuant to the Company’s Separation Agreement with Orbitz Worldwide. As of September 30, 2010, this facility had remaining capacity of $9 million.

10.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of September 30, 2010, the Company had a net liability position of $17 million related to derivative instruments associated with its Euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

During the nine months ended September 30, 2010, the Company paid $64 million in cash to settle certain foreign currency forward contracts.

Interest Rate Risk

A portion of the debt used to finance much of the Company’s operations is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of September 30, 2010 and December 31, 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During the nine months ended September 30, 2010, the Company used interest rate and cross currency swaps as the derivative instruments in these hedging strategies. As of September 30, 2010, the Company’s interest rate hedges cover transactions for periods that do not exceed three years.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

operations largely offset the impact of the changes in the value of the Euro denominated debt they are intended to economically hedge. The fair value of the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

The Company also uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Japanese yen. As of September 30, 2010, certain derivatives used to manage the Company’s foreign currency exposure are designated as cash flow hedges. Deferred amounts to be recognized in earnings will change with market conditions and will be substantially offset by changes in the value of the related hedge transactions. The Company records the effective portion of designated cash flow hedges in other comprehensive income (loss). Some of these forward contracts are not designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs.

The fair value of interest rate and cross currency derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments, adjusted for the Company’s own credit risk and counterparty credit risk. This adjustment is calculated based on the default probability of the banking counterparty and/or the Company and is obtained from active credit default swap markets. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

	Assets			Liabilities
		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	September 30,	December 31,		September 30,	December 31,
(in $ millions)	Location	2010	2009	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	—	(8)
Interest rate swaps	Other non-current assets	—	(5)	Other non-current liabilities	—	(3)
Foreign currency impact of cross currency swaps	Other non-current assets	—	23	Other non-current liabilities	—	—
Foreign currency forward contacts	Other current assets	1	—	Accrued expenses and other current liabilities	(1)	(4)

		1	18		(1)	(15)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other current assets	(3)	—	Accrued expenses and other current liabilities	(32)	(25)
Interest rate swaps	Other non-current assets	(2)	—	Other non-current liabilities	(14)	(10)
Foreign currency impact of cross currency swaps	Other current assets	11	—	Accrued expenses and other current liabilities	—	—
Foreign currency forward contracts	Other current assets	16	1	Accrued expenses and other current liabilities	(3)	(6)
Foreign currency forward contracts	Other non-current assets	10	—	Other non-current liabilities	—	—

		32	1		(49)	(41)

Total fair value of derivative assets (liabilities)		33	19		(50)	(56)

As of September 30, 2010, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $180 million of cross currency swaps, and $907 million of foreign currency forward contracts.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income and income (loss) during the period and the impact derivatives not designated as hedges had on income (loss) during that period.

	Amount of (Loss) Gain Recognized					Amount of Gain (Loss)
	in Other Comprehensive Income (Loss)					Recorded into Income (Loss)
	Three Months		Nine Months			Three Months		Nine Months
	Ended September 30,		Ended September 30,		Location of Gain (Loss)	Ended September 30,		Ended September 30,
(in $ millions)	2010	2009	2010	2009	Recorded in Income (Loss)	2010	2009	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	—	13	(4)	10	Interest expense, net	(3)	5	(8)	(10)
Foreign exchange impact of cross currency swaps	—	33	(15)	36	Selling, general and administrative	—	33	(15)	36
Foreign exchange forward contracts	8	—	(10)	—	Selling, general and administrative	(5)	—	(11)	—
Derivatives not designated as hedging instruments:
Interest rate swaps					Interest expense, net	(10)	(17)	(26)	(25)
Foreign exchange impact of cross currency swaps					Selling, general and administrative	19	—	3	—
Foreign exchange forward contracts					Selling, general and administrative	76	—	(37)	10

						77	21	(94)	11

During the nine months ended September 30, 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $12 million as of September 30, 2010 is included within accumulated other comprehensive income and is being recorded into income (loss) in the Company’s consolidated condensed statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated condensed statements of operations during the three and nine months ended September 30, 2010, was $4 million and $6 million, respectively.

The total amount of gain (loss) reclassified into net interest expense from accumulated other comprehensive income for the interest rate swaps designated as hedges includes amounts for ineffectiveness of $nil and $(3) million for the three months ended September 30, 2010 and 2009, respectively, and less than $(1) million and $(1) million for the nine months ended September 30, 2010 and 2009, respectively.

The total amount of loss to be reclassified from accumulated other comprehensive income to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $11 million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	123	308	60	292
Derivative assets (see above)	33	33	19	19
Derivative liabilities (see above)	(50)	(50)	(56)	(56)
Total debt	(3,715)	(3,640)	(3,663)	(3,526)

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

11.	Equity-Based Compensation

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

In May 2009, the board of directors of the Partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million restricted equity units were recognized for accounting purposes as being granted in May 2009. In addition, 8.4 million restricted equity units were recognized for accounting purposes as being granted in March 2010 at a grant date fair value of $1.13 per unit. The remainder will be recognized as granted for accounting purposes over the subsequent period up to December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership towards the start of each year.

In August and September 2010, the board of directors of the Partnership authorized the grant of 9.9 million restricted equity units under a new long term incentive plan (the “2010 Travelport Long-Term Incentive Plan”). Of these, 2.5 million restricted equity units were recognized for accounting purposes as being granted in the three months ended September 30, 2010 at a grant date fair value of $1.09 per unit. The remainder will be recognized as granted for accounting purposes over the subsequent period up to December 31, 2013. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership towards the start of each year.

The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the Partnership at the time of each grant.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Equity-Based Compensation (Continued)

The activity of all the Company’s equity award programs is presented below:

	Restricted Equity Units
	Class A-2
	Number of	Weighted Average
	Shares	Grant Date
	(in millions)	Fair Value

Balance as of January 1, 2010	90.0	$2.32
Granted at fair market value	10.9	$1.12
Forfeited	(0.9)	$1.34

Balance as of September 30, 2010	100.0	$2.20

The Company recorded non-cash equity compensation (credit) expense of $(1) million and $2 million in the three and nine months ended September 30, 2010, respectively, and $3 million and $5 million in the three and nine months ended September 30, 2009, respectively.

12.	Comprehensive Income (Loss)

Other comprehensive income (loss) amounts are recorded directly as an adjustment to shareholders’ equity, net of tax, and were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in $ million)	2010	2009	2010	2009

Net income (loss)	24	(740)	25	(870)
Other comprehensive income (loss)
Currency translation adjustment, net of tax of $0	54	37	(16)	43
Unrealized gain on cash flow hedges, net of tax of $0	14	6	5	20
Defined benefit plan settlement, net of tax of $0	—	1	—	4
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	—	(29)	—	(29)
Unrealized gain on equity investment and other, net of tax of $0	1	4	7	5

Comprehensive income (loss)	93	(721)	21	(827)

13.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2010, the Company had approximately $191 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2015.

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Commitments and Contingencies (Continued)

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

14.	Segment Information

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) evaluate the performance of the Company are net revenue and Segment EBITDA, which is defined as operating income before depreciation and amortization, each of which is presented on the Company’s consolidated condensed statements of operations.

Although not presented here, the Company also evaluates its performance based on Segment Adjusted EBITDA, which is Segment EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Segment Information (Continued)

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its management and the CODM to assess financial performance and to allocate resources. Certain expenses which are managed outside of the segments are excluded from the results of the segments and are included within corporate and unallocated, as reconciling items.

The Company’s presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(in $ millions)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

GDS
Net revenue	488	488	1,544	1,514
Segment EBITDA	135	156	446	475
GTA
Net revenue	94	82	217	201
Segment EBITDA	40	(802)	61	(792)

Combined Totals
Net revenue	582	570	1,761	1,715
Segment EBITDA	175	(646)	507	(317)
Reconciling items:
Corporate and unallocated(a)	(5)	(31)	(60)	(64)
Gain on early extinguishment of debt	—	4	—	10
Interest expense, net	(73)	(85)	(202)	(223)
Depreciation and amortization	(66)	(63)	(188)	(187)

Income (loss) from operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	31	(821)	57	(781)

(a)	Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as treasury, legal and human resources and other costs that are managed at the corporate level, including company-wide equity compensation plans and the impact of foreign exchange derivative contracts.

Provided below is a reconciliation of segment assets to total assets:

	September 30,	December 31,
(in $ millions)	2010	2009

GDS	3,125	3,007
GTA	1,189	1,089

Total segment assets	4,314	4,096
Reconciling items: corporate and unallocated	274	250

Total	4,588	4,346

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Subsequent Events

On October 22, 2010, the Company entered into an agreement to amend certain terms under its senior secured credit facility. The main impacts of those amendments was to (i) extend the maturities for approximately 90% of the term loans and approximately 90% of the synthetic letter of credit commitments by two years to August 2015, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the extended letter of credit commitments by establishing new “Tranche S” term loans, which were funded to the Company with proceeds on deposit in a credit-linked deposit account and deposited into a blocked account; (iii) amend the total leverage ratio test, beginning December 31, 2010; (iv) provide the flexibility to request maturity extensions for the revolving credit facility in the future through one or more loan modification offers; (v) provide the ability to incur certain additional junior refinancing indebtedness; and (vi) bring into effect several technical and conforming changes. The amendment also increased the interest rate margin on extended borrowings by 200 basis points, which the Company anticipates will result in additional annual interest payments of approximately $40 million based upon the current level of borrowings.

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2010, consolidating condensed balance sheets as of September 30, 2010 and December 31, 2009 and the consolidating condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.a.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	238	344	—	582

Costs and expenses
Cost of revenue	—	—	—	157	134	—	291
Selling, general and administrative	4	—	(2)	(28)	147	—	121
Depreciation and amortization	—	—	—	45	21	—	66

Total costs and expenses	4	—	(2)	174	302	—	478

Operating (loss) income	(4)	—	2	64	42	—	104
Interest expense, net	—	—	(71)	(2)	—	—	(73)
Equity in earnings (losses) of subsidiaries	29	(9)	60	—	—	(80)	—

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	25	(9)	(9)	62	42	(80)	31
Provision for income taxes	—	(1)	—	(2)	(12)	—	(15)
Equity in earnings of investment in Orbitz Worldwide	—	8	—	—	—	—	8

Net income (loss)	25	(2)	(9)	60	30	(80)	24
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	25	(2)	(9)	60	31	(80)	25

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	743	1,018	—	1,761

Costs and expenses
Cost of revenue	—	—	—	425	474	—	899
Selling, general and administrative	6	—	6	56	342	—	410
Restructuring charges	—	—	—	4	1	—	5
Depreciation and amortization	—	—	—	133	55	—	188

Total costs and expenses, net	6	—	6	618	872	—	1,502

Operating (loss) income	(6)	—	(6)	125	146	—	259
Interest expense, net	—	—	(196)	(6)	—	—	(202)
Equity in earnings (losses) of subsidiaries	32	(97)	105	—	—	(40)	—

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	26	(97)	(97)	119	146	(40)	57
Provision for income taxes	—	(2)	—	(14)	(26)	—	(42)
Equity in earnings of investment in Orbitz Worldwide	—	10	—	—	—	—	10

Net income (loss)	26	(89)	(97)	105	120	(40)	25
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	26	(89)	(97)	105	121	(40)	26

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	249	321	—	570

Cost and expenses
Cost of revenue	—	—	—	149	121	—	270
Selling, general and administrative	1	—	2	(32)	168	—	139
Restructuring charges	—	—	—	3	2	—	5
Depreciation and amortization	—	—	—	44	19	—	63
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	—	—	—	—

Total costs and expenses, net	1	—	2	164	1,143	—	1,310

Operating (loss) income	(1)	—	(2)	85	(822)	—	(740)
Interest expense, net	—	—	(83)	(2)	—	—	(85)
Gain on early extinguishment of debt	—	—	4	—	—	—	4
Equity in (losses) earnings of subsidiaries	(739)	1	82	—	—	656	—

(Loss) income from operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(740)	1	1	83	(822)	656	(821)
(Provision) benefit for income taxes	—	(1)	—	(1)	80	—	78
Equity in earnings of investment in Orbitz Worldwide	—	3	—	—	—	—	3

Net (loss) income	(740)	3	1	82	(742)	656	(740)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(740)	3	1	82	(742)	656	(740)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	803	912	—	1,715

Cost and expenses
Cost of revenue	—	—	—	450	384	—	834
Selling, general and administrative	(11)	—	5	(39)	461	—	416
Restructuring charges	—	—	—	13	5	—	18
Depreciation and amortization	—	—	—	133	54	—	187
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses, net	(11)	—	5	552	1,737	—	2,283

Operating income (loss)	11	—	(5)	251	(825)	—	(568)
Interest expense, net	—	—	(216)	(7)	—	—	(223)
Gain on early extinguishment of debt	—	—	10	—	—	—	10
Equity in (losses) earnings of subsidiaries	(883)	33	244	—	—	606	—

(Loss) Income from operations before income taxes and equity in losses of investment in Orbitz Worldwide	(872)	33	33	244	(825)	606	(781)
(Provision) benefit for income taxes	—	(2)	—	—	66	—	64
Equity in losses of investment in Orbitz Worldwide	—	(153)	—	—	—	—	(153)

Net (loss) income	(872)	(122)	33	244	(759)	606	(870)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(872)	(122)	33	244	(761)	606	(872)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	51	1	217	—	269
Accounts receivable, net	—	—	—	67	382	—	449
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	—	—	45	42	121	—	208

Total current assets	—	—	96	126	726	—	948
Investment in subsidiary/intercompany	(584)	(1,620)	1,978	—	—	226	—
Property and equipment, net	—	—	—	412	120	—	532
Goodwill	—	—	—	986	296	—	1,282
Trademarks and tradenames	—	—	—	232	182	—	414
Other intangible assets, net	—	—	—	475	604	—	1,079
Investment in Orbitz Worldwide	—	123	—	—	—	—	123
Other non-current assets	3	—	40	54	113	—	210

Total assets	(581)	(1,497)	2,114	2,285	2,041	226	4,588

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	43	162	—	205
Accrued expenses and other current liabilities	2	50	48	49	736	—	885
Current portion of long-term debt	—	—	10	7	—	—	17

Total current liabilities	2	50	58	99	898	—	1,107
Long-term debt	—	—	3,656	42	—	—	3,698
Deferred income taxes	—	—	—	35	94	—	129
Other non-current liabilities	—	—	20	131	75	—	226

Total liabilities	2	50	3,734	307	1,067	—	5,160
Total shareholders’ equity/intercompany	(583)	(1,547)	(1,620)	1,978	963	226	(583)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	11	—	11

Total equity	(583)	(1,547)	(1,620)	1,978	974	226	(572)

Total liabilities and equity	(581)	(1,497)	2,114	2,285	2,041	226	4,588

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	—	38	179	—	217
Accounts receivable, net	—	—	—	77	269	—	346
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	1	—	2	45	108	—	156

Total current assets	1	—	2	176	562	—	741
Investment in subsidiary/intercompany	(608)	(1,408)	2,250	—	—	(234)	—
Property and equipment, net	—	—	—	324	128	—	452
Goodwill	—	—	—	985	300	—	1,285
Trademarks and tradenames	—	—	—	313	106	—	419
Other intangible assets, net	—	—	—	701	482	—	1,183
Investment in Orbitz Worldwide	—	60	—	—	—	—	60
Other non-current assets	4	—	45	71	86	—	206

Total assets	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	27	112	—	139
Accrued expenses and other current liabilities	4	35	78	77	571	—	765
Current portion of long-term debt	—	—	12	11	—	—	23

Total current liabilities	4	35	90	115	683	—	927
Long-term debt	—	—	3,601	39	—	—	3,640
Deferred income taxes	—	—	—	33	110	—	143
Other non-current liabilities	—	—	14	133	81	—	228

Total liabilities	4	35	3,705	320	874	—	4,938
Total shareholders’ equity/intercompany	(607)	(1,383)	(1,408)	2,250	775	(234)	(607)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(607)	(1,383)	(1,408)	2,250	790	(234)	(592)

Total liabilities and equity	(603)	(1,348)	2,297	2,570	1,664	(234)	4,346

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	26	(89)	(97)	105	120	(40)	25
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	133	55	—	188
Provision for bad debts	—	—	—	—	2	—	2
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	19	—	—	—	19
Loss on interest rate derivative instruments	—	—	5	—	—	—	5
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in earnings of investment in Orbitz Worldwide	—	(10)	—	—	—	—	(10)
FASA liability	—	—	—	(14)	—	—	(14)
Deferred income tax	—	—	—	2	(5)	—	(3)
Equity in (earnings) losses of subsidiaries	(32)	97	(105)	—	—	40	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	10	(118)	—	(108)
Other current assets	—	—	—	(6)	(3)	—	(9)
Accounts payable, accrued expenses and other current liabilities	—	15	(25)	4	173	—	167
Other	—	—	13	(14)	(6)	—	(7)

Net cash (used in) provided by operating activities	(4)	13	(193)	220	218	—	254

Investing activities
Property and equipment additions	—	—	—	(154)	(5)	—	(159)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	(11)	(5)	—	(16)
Intercompany funding	4	37	220	(86)	(175)	—	—
Loan to parent company	—	—	—	(9)	—	—	(9)
Loan repaid by parent company	—	—	—	9	—	—	9
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	4	(13)	220	(246)	(185)	—	(220)

Financing activities
Principal repayments	—	—	(287)	(8)	—	—	(295)
Proceeds from new borrowings	—	—	380	—	—	—	380
Payments on settlement of derivative contracts	—	—	(64)	—	—	—	(64)
Debt finance costs	—	—	(5)	—	—	—	(5)
Other	—	—	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	—	—	24	(9)	—	—	13

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	51	(37)	38	—	52

Cash and cash equivalents at beginning of period	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	51	1	217	—	269

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(872)	(122)	33	244	(759)	606	(870)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	133	54	—	187
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Gain on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	2	12	—	14
Equity-based compensation	—	—	—	6	—	—	6
Gain on early extinguishment of debt	—	—	(10)	—	—	—	(10)
Amortization of debt finance costs	—	—	12	—	—	—	12
Loss on interest rate derivative instruments	—	—	10	—	—	—	10
Gain on foreign exchange derivative instruments	(11)	—	(3)	—	—	—	(14)
Equity in losses of investment in Orbitz Worldwide	—	153	—	—	—	—	153
FASA liability	—	—	—	(21)	—	—	(21)
Deferred income taxes	—	—	—	3	(106)	—	(103)
Equity in losses (earnings) of subsidiaries	883	(33)	(244)	—	—	(606)	—
Changes in assets and liabilities, net of effects from acquisitions and disposals:
Accounts receivable	—	—	—	(12)	(47)	—	(59)
Other current assets	—	—	—	4	(9)	—	(5)
Accounts payable, accrued expenses and other current liabilities	—	2	(22)	(34)	128	—	74
Other	—	—	3	(9)	(5)	—	(11)

Net cash (used in) provided by operating activities	—	—	(221)	311	101	—	191

Investing activities
Property and equipment additions	—	—	—	(35)	(4)	—	(39)
Proceeds from sale of assets	—	—	—	5	—	—	5
Acquisition related payments and other	—	—	—	(1)	(1)	—	(2)
Net intercompany funding	110	—	280	(338)	(52)	—	—

Net cash provided by (used in) investing activities	110	—	280	(369)	(57)	—	(36)

Financing activities
Principal repayments	—	—	(287)	(11)	—	—	(298)
Proceeds from new borrowings	—	—	144	—	—	—	144
Proceeds from settlement of derivative instruments	—	—	87	—	—	—	87
Debt finance costs	—	—	(3)	—	—	—	(3)
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Distribution to a parent company	(194)	—	—	—	—	—	(194)

Net cash used in financing activities	(194)	—	(59)	(18)	—	—	(271)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	6	—	6

Net (decrease) increase in cash and cash equivalents	(84)	—	—	(76)	50	—	(110)

Cash and cash equivalents at beginning of period	94	—	—	189	62	—	345

Cash and cash equivalents at end of period	10	—	—	113	112	—	235

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Key Performance Indicators (“KPIs”)

Management monitors our performance against our strategic objectives and the financial performance of our operations on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions, except where indicated)	2010	2009	2010	2009

Travelport KPIs
Net revenue	582	570	1,761	1,715
Operating income (loss)	104	(740)	259	(568)
Travelport Adjusted EBITDA	175	178	490	494
GDS KPIs
Net revenue	488	488	1,544	1,514
GDS Segment EBITDA	135	156	446	475
GDS Segment Adjusted EBITDA	145	162	462	495
Segments (in millions)
Americas	44	44	135	131
Europe	20	19	65	62
MEA	9	9	30	31
APAC	13	12	42	36
Total	86	84	272	260
GTA KPIs
Net revenue	94	82	217	201
GTA Segment EBITDA	40	(802)	61	(792)
GTA Segment Adjusted EBITDA	40	31	60	44
Room nights (in millions)	3.7	3.0	8.9	7.5
Total Transaction Value (TTV)	599	507	1,407	1,187

Travelport KPIs

The key performance indicators used by management to monitor group performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation, interest, income tax, and other costs that we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We define Travelport Adjusted EBITDA as income (loss) before equity in earning (losses) of investment in Orbitz Worldwide, interest, income tax, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management across our company to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the acquisition of Worldspan and subsequent integration, the deconsolidation of Orbitz Worldwide, the transfer of certain administrative functions from our headquarters in the United States to the United Kingdom and their associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, impairment of goodwill and intangible assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform and non-cash equity-based compensation.

The following table provides a reconciliation of Travelport Adjusted EBITDA to net income (loss):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions)	2010	2009	2010	2009

Net income (loss)	24	(740)	25	(870)
Equity in (earnings) losses of investment in Orbitz Worldwide	(8)	(3)	(10)	153
Provision (benefit) for income taxes	15	(78)	42	(64)
Depreciation and amortization	66	63	188	187
Interest expense, net	73	85	202	223

EBITDA	170	(673)	447	(371)
Adjustments:
Sponsor monitoring fees	—	3	—	7
Acquisition and corporate transaction costs(1)	6	4	30	18
Restructuring charges(2)	—	5	5	18
Impairment	—	833	—	833
Equity-based compensation	(1)	4	2	7
Unrealized (gains) losses on foreign exchange derivatives	(3)	5	1	(7)
Other(3)	3	(3)	5	(11)

Total Adjustments	5	851	43	865

Travelport Adjusted EBITDA	175	178	490	494

(1)	Acquisition and corporate transaction costs include costs related to the integration of Worldspan, costs associated with the relocation of Travelport’s finance and human resource functions from the United States to the United Kingdom, strategic transaction costs (including a proposed offering of securities for the Company), other costs related to non-core GDS businesses and the gain on the sale of Travelport’s Indian service organization. These amounts do not include items classified as impairment or restructuring charges, which are included as separate line items.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other includes gains on the extinguishment of debt (totaling $4 million and $10 million for the three months and nine months ended September 30, 2009, respectively), amounts relating to purchase accounting impacts (including deferred revenue adjustments) recorded at the time of the acquisition of the Travelport business from Cendant (totaling $1 million, $1 million, $3 million and $3 million for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 and 2009, respectively), a $5 million gain on the sale of assets for the nine months ended September 30, 2009, and a write-off of property and equipment in the three and nine months ended September 2010.

GDS KPIs

We monitor the performance of our GDS segment based on both financial and operational measures. These include the following:

Segments. We record and charge one booking fee for each segment of an air travel itinerary (e.g., two segments for a round-trip airline ticket) and one booking fee for each hotel booking, car rental or cruise booking, regardless of the length of time or cost associated with the booking.

Average Revenue Per Segment. Average revenue per segment is calculated by dividing our transaction processing revenue by total segments for the period.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as Segment EBITDA (our GAAP segment profitability measure) adjusted to exclude certain items that management believes are necessary to provide a measure of performance for our segment operations. Segment Adjusted EBTIDA is a non-GAAP financial measure and is not a substitute for Segment EBITDA. We use Segment Adjusted EBITDA for evaluating our business results, forecasting and determining future capital investment allocations.

Provided below is a reconciliation of GDS Segment EBITDA to GDS Segment Adjusted EBITDA:

	GDS
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions)	2010	2009	2010	2009

GDS Segment EBITDA	135	156	446	475
Adjustments:
Acquisition and corporate transaction costs(1)	6	3	10	12
Restructuring charges(2)	—	2	—	6
Other(3)	4	1	6	2

Total Adjustments	10	6	16	20

GDS Segment Adjusted EBITDA	145	162	462	495

(1)	GDS Acquisition and corporate transaction costs include costs related to the integration of Worldspan, costs associated with the relocation of our finance and human resource functions from the United States to the United Kingdom, strategic transaction costs, and other non-recurring costs related to non-core GDS businesses. This measure does not include items classified as impairment or restructuring charges, which are included as separate line items.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and consolidate and rationalize existing processes.

(3)	Other includes amounts relating to purchase accounting impacts (including deferred revenue adjustments) recorded at the time of the acquisition of the Travelport business from Cendant (totaling $1 million, $1 million, $3 million and $3 million for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 and 2009, respectively) and a write-off of property and equipment in three and nine months ended September 30, 2010.

GTA KPIs

We monitor the performance of our GTA segment based on both financial and operational measures. These include the following:

Room Nights. Room nights for GTA represents the total number of room nights sold to tour operators, wholesalers, travel agencies and directly to travelers on our customer websites.

Total Transaction Value. Total transaction value (TTV) for GTA represents the total dollar value of the inventory of hotel rooms sold to tour operators, wholesalers, travel agencies and directly to travelers on our customer websites and the dollar value of ground transportation and other services provided to travel agencies and tour operators.

Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as Segment EBITDA (our GAAP segment profitability measure) adjusted to exclude certain items that management believes are necessary to provide a measure of performance for our segment operations. Segment Adjusted EBTIDA is a non-GAAP financial measure and is not a substitute for Segment EBITDA. We use Segment Adjusted EBITDA for evaluating our business results, forecasting and determining future capital investment allocations.

Provided below is a reconciliation of GTA Segment EBITDA to GTA Segment Adjusted EBITDA:

	GTA
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions)	2010	2009	2010	2009

GTA Segment EBITDA	40	(802)	61	(792)
Adjustments:
Acquisition and corporate transaction costs(1)	—	—	(2)	—
Restructuring charges(2)	—	—	1	3
Impairment	—	833	—	833

Total Adjustments	—	833	(1)	836

GTA Segment Adjusted EBITDA	40	31	60	44

(1)	GTA acquisition and corporate transaction costs comprise non-recurring items, including a gain on the sale of our Indian service organization and GTA committed costs arising from the acquisition of GTA by Cendant. This measure does not include items classified as impairment or restructuring charges, which are included as separate line items.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions: Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. During the recent global economic recession, our air travel volumes declined. Nonetheless, the GDS industry has recently shown signs of entering a cyclical recovery, with air passenger volumes increasing by 8% in the nine months ended September 30, 2010, compared to the corresponding period in the previous year. Total GDS air bookings also increased by 4% in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. TTV for the GTA business is driven by hotel room nights and daily rates. The GTA business has recovered strongly, with an increase in room nights in the nine months ended September 30, 2010 as compared to the corresponding period in the previous year.

Impact of Delta and Northwest Merger: Delta, one of our largest Airline IT services customers, completed its acquisition of Northwest, another of our largest Airline IT services customers, in 2009. As part of their integration, Delta and Northwest have migrated to a common IT platform and will have reduced needs for our IT services after the integration. As a result, our annual revenue and EBITDA has decreased compared to 2009.

Seasonality: Our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year, with GDS revenue peaking as travelers plan and purchase their spring and summer travel. GTA revenue is traditionally highest in the third quarter, as group travel peaks in this quarter. Revenue typically flattens or declines in the fourth and first quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

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

Restructuring: Historically, we have taken a number of actions to enhance organizational efficiency and to consolidate and rationalize existing processes, which included, among others, the migration of the Galileo data center, formerly located in Denver, Colorado, into the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions, reduced technology costs associated with renegotiated vendor contracts, and, to a lesser extent, cost savings and synergies resulting from a reduction in the amount of office rental space required and related utilities, maintenance and other facility operating costs. Our results of operations have historically been significantly impacted by these actions.

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

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

					Reconciling Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	488	488	94	82	—	—	582	570

Costs and expenses
Cost of revenue	279	260	12	10	—	—	291	270
Selling, general and administrative	74	70	42	41	5	28	121	139
Restructuring charges	—	2	—	—	—	3	—	5
Depreciation and amortization	54	45	11	16	1	2	66	63
Impairment of goodwill and intangible assets	—	—	—	833	—	—	—	833

Total costs and expenses	407	377	65	900	6	33	478	1,310

Operating income (loss)	81	111	29	(818)	(6)	(33)	104	(740)
Depreciation and amortization	54	45	11	16

Segment EBITDA	135	156	40	(802)

Interest expense, net							(73)	(85)
Gain on early extinguishment of debt							—	4

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide							31	(821)
(Provision) benefit for income taxes							(15)	78
Equity in earnings of investment in Orbitz Worldwide							8	3

Net income (loss)							24	(740)

Consolidated Results

The net revenue increase of $12 million (2%) consists of a $12 million (15%) growth in our GTA segment, with GDS segment revenue remaining flat. Our GDS and GTA segment revenues are described in more detail in the segment analysis below.

The cost of revenue increase of $21 million (8%) is attributable to a $19 million (7%) increase in our GDS segment as a result of higher commission costs and movements in exchange rates and a $2 million (20%) increase in our GTA segment as described in more detail in the segment analysis below.

The selling, general and administrative expenses decrease of $18 million (13%) is due to a $4 million (6%) increase in our GDS segment, a $1 million (2%) increase in our GTA segment as described in more detail in the segment analysis below and a decrease of $23 million (82%) in our corporate costs and expenses not allocated to segments as described below.

	Three Months
	Ended
	September 30,
(in $millions)	2010	2009

Corporate administrative expenses	10	15
Transaction and integration costs	—	1
Equity-based compensation	(1)	4
Sponsor monitoring fees	—	3
(Gain) loss on foreign currency derivatives and other	(4)	5

	5	28

The $5 million (33%) decrease in corporate administrative expenses is primarily the result of cost savings resulting from the restructuring programs and effective cost management.

Restructuring Charges

No restructuring charges were incurred in the three months ended September 30, 2010. In the three months ended September 30, 2009, restructuring charges of $5 million were incurred. Our actions to enhance organizational efficiency and to consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007, were substantially completed in 2009.

Depreciation and Amortization

For the three months ended September 30, 2010, our depreciation and amortization charges have increased $3 million (5%) primarily due to the large additions of software and equipment from IBM in March 2010, partially offset by a lower amortization expense in GTA as a result of a reduction in the amortizable intangible asset values following an impairment charge in the third quarter of 2009.

Impairment of Goodwill and Intangible Assets

No impairment charges were incurred in the three months period ended September 30, 2010. We recorded an impairment of goodwill and other intangible assets of $833 million in the third quarter of 2009 within our GTA segment.

Interest Expense, Net

Interest expense decreased $12 million (14%) as a result of a reduction in the underlying interest charge of $10 million from the corresponding period in the prior year due to lower interest rates, a $9 million decrease due to a change in the fair value of interest rate derivative instruments and a $7 million increase in amortization of debt discount and issuance costs incurred as a result of our debt repayments in August 2010.

Gain on Early Extinguishment of Debt

During the three months ended September 30, 2009, we repurchased approximately $1 million principal amount of our Dollar denominated notes and approximately $15 million principal amount of our Euro-denominated notes at a discount, resulting in a $4 million gain from early extinguishment of debt. During the three months ended September 30, 2010, there were no repurchases of debt.

(Provision) Benefit for Income Taxes

Our tax (provision) benefit differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established against the losses generated in the US due to the historical losses in that jurisdiction and the release of a portion of that allowance in 2009 and 2010; and (iii) certain costs and expenses that are not currently deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Three Months
	Ended
	September 30,
(in $millions)	2010	2009

(Provision) benefit at US Federal statutory rate of 35%	(11)	287
Taxes on non-US operations at alternative rates	(5)	(73)
Liability for uncertain tax positions	1	(4)
Valuation allowance released	2	6
Non-deductible amortization	—	(137)
Non-deductible costs and expenses	(3)	(1)
Other	(1)	—

(Provision) benefit for income taxes	(15)	78

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $8 million and $3 million for the three months ended September 30, 2010 and September 30, 2009, respectively. These earnings reflect our 48% ownership interest in the earnings of Orbitz Worldwide.

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Three Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	440	432	8	2
Airline IT solutions revenue	48	56	(8)	(14)

GDS revenue	488	488	—	—

Transaction processing revenue by region is comprised of:

	Three Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Americas	178	186	(8)	(4)
Europe	126	118	8	6
MEA	61	61	—	—
APAC	75	67	8	12

Transaction processing revenue	440	432	8	2

GDS revenue remained flat compared to the corresponding prior period at $488 million as a result of an $8 million (2%) increase in transaction processing revenue, offset by an $8 million (14%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased $8 million (4%) due to a decline in average revenue per segment, with the number of segments remaining flat. Europe transaction processing revenue increased $8 million (6%) due to a 5% increase in segments and a 1% increase in average revenue per segment. MEA transaction processing revenue remained flat, with segments and revenue per segment remaining consistent with the prior year. APAC transaction processing revenue increased $8 million (12%) due to an 11% increase in segments with average revenue per segment remaining flat. Airline IT Solutions revenue decreased $8 million (14%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

Overall, the GDS business experienced a slight improvement in global demand during the three months ended September 30, 2010 with a 3% increase in segment volumes.

Cost of Revenue

GDS cost of revenue is comprised of:

	Three Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Commissions	213	193	20	10
Telecommunication and technology costs	66	67	(1)	(1)

GDS cost of revenue	279	260	19	7

GDS cost of revenue increased $19 million (7%) as a result of an increase in commissions paid to travel agencies and NDCs. This increase in commissions is attributable to growth in volumes and increases in the average rate of agency commissions as well as unfavorable movements in foreign exchange rates.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A increased $4 million (6%) primarily as a result of an $8 million adverse movement in foreign exchange losses, offset by a $4 million decrease in administrative costs, including a reduction in wages and benefits as a result of effective cost management.

GTA Segment

Net Revenue

GTA revenue increased $12 million (13%) from $82 million in the three months ended September 30, 2009, to $94 million in the three months ended September 30, 2010. The increase in revenue is due to an increase in TTV, which rose by 18% in the three months ended September 30, 2010 due to a 23% growth in the number of room nights, offset by a reduction in margin on sales and foreign currency exchange movements.

Cost of Revenue

GTA cost of revenue increased $2 million (20%) from $10 million in the three months ended September 30, 2009, to $12 million in the three months ended September 30, 2010 primarily driven by volume growth. The cost of transactions for which GTA takes inventory value risk was approximately $5 million in each of the three months ended September 30, 2010 and September 30, 2009, respectively.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A increased $1 million (2%) primarily due to a $4 million increase in foreign exchange losses, offset by a decrease in bad debt expense of $3 million due to a reduction in the level of delinquencies experienced during the period.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

					Reconciling Items
					Corporate and
					Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Nine Months		Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	1,544	1,514	217	201	—	—	1,761	1,715

Costs and expenses
Cost of revenue	867	802	32	32	—	—	899	834
Selling, general and administrative	231	233	123	125	56	58	410	416
Restructuring charges	—	6	1	3	4	9	5	18
Depreciation and amortization	154	136	31	45	3	6	188	187
Impairment of goodwill and intangible assets	—	—	—	833	—	—	—	833
Other income	—	(2)	—	—	—	(3)	—	(5)

Total costs and expenses	1,252	1,175	187	1,038	63	70	1,502	2,283

Operating income (loss)	292	339	30	(837)	(63)	(70)	259	(568)
Depreciation and amortization	154	136	31	45

Segment EBITDA	446	475	61	(792)

Interest expense, net							(202)	(223)
Gain on early extinguishment of debt							—	10

Income (loss) from operations before income taxes and equity in earnings of investment in Orbitz Worldwide							57	(781)
(Provision) benefit for income taxes							(42)	64
Equity in earnings (losses) of investment in Orbitz Worldwide							10	(153)

Net income (loss)							25	(870)

Consolidated Results

The net revenue increase of $46 million (3%) consists of a $30 million (2%) growth in our GDS segment and a $16 million (8%) growth in our GTA segment. The growth in net revenue is primarily due to increased global demand which has resulted in volume growth in both the GDS and GTA segments as described in more detail in the segment analysis below.

The cost of revenue increase of $65 million (8%) is attributable to an increase in our GDS segment. The increase in cost of revenue is the result of higher transaction volumes and higher commission costs as described in more detail in the segment analysis below.

The SG&A decrease of $6 million (1%) is primarily due to (i) a $2 million (1%) decrease in our GDS segment expenses as detailed in the GDS segment analysis; (ii) a $2 million (2%) decrease in our GTA segment expenses as detailed in the GTA segment analysis below; and (iii) a $2 million (3%) decrease in our corporate costs and expenses not allocated to segments as detailed below.

	Nine Months
	Ended
	September 30,
(in $ millions)	2010	2009

Corporate administrative expenses	32	45
Transaction and integration costs	22	6
Equity-based compensation	2	7
Sponsor monitoring fees	—	7
Gain on foreign currency derivatives and other	—	(7)

	56	58

The $16 million increase in transaction and integration costs for the nine months ended September 30, 2010 is due to costs incurred in relation to a proposed offering of securities. The $13 million decrease in corporate administrative expenses is primarily the result of cost savings resulting from the restructuring programs and effective cost management.

Restructuring Charges

Restructuring charges decreased $13 million (72%) as our actions to enhance organizational efficiency and to consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007, were substantially completed in 2009. Further charges were incurred in the nine months ended September 30, 2010, primarily in relation to exiting a lease arrangement in the US as a result of relocations.

Depreciation and Amortization

For the nine months ended September 30, 2010, our depreciation and amortization charges have increased marginally by $1 million (1%) to $188 million primarily due to increased depreciation within the GDS segment following the purchase of software and equipment from IBM, partially offset by a lower amortization expense in GTA as a result of a reduction in the amortizable intangible asset values following the impairment charge in the third quarter of 2009.

Impairment of Goodwill and Intangible Assets

We recorded an impairment of goodwill and other intangible assets of $833 million in the third quarter of 2009 within our GTA segment.

Other Income

Other income decreased $5 million. We recorded a gain on the sale of assets in 2009, with no such gains or losses recorded in 2010.

Interest Expense, Net

Interest expense decreased $21 million (9%) as a result of a reduction in the underlying interest charge of $23 million from corresponding period in the prior year due to lower interest rates, a $5 million decrease due to a change in the fair value of interest rate derivative instruments, and a $7 million increase in amortization of debt discount and issuance cost incurred as a result of our debt repayments in August 2010.

Gain on Early Extinguishment of Debt

During the nine months ended September 30, 2009, we repurchased approximately $1 million principal amount of our Dollar denominated notes and approximately $25 million principal amount of our Euro-denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt. During the nine months ended September 30, 2010, there were no repurchases of debt.

(Provision) Benefit for Income Taxes

Our tax (provision) benefit differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established against the losses generated in the US due to the historical losses in that jurisdiction and release of a portion of that allowance in 2009 and 2010; and (iii) certain costs and expenses that are not currently deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax (provision) benefit at the US tax rate of 35% is as follows:

	Nine Months
	Ended
	September 30,
(in $ millions)	2010	2009

Tax (provision) benefit at US Federal statutory rate of 35%	(20)	273
Taxes on non-US operations at alternative rates	(13)	(80)
Liability for uncertain tax positions	(3)	(7)
Valuation allowance released	5	22
Non-deductible amortization	—	(137)
Non-deductible costs and expenses	(9)	(5)
Other	(2)	(2)

(Provision) benefit for income taxes	(42)	64

Equity in Earnings (Losses) of Investment in Orbitz Worldwide

Our share of equity in earnings (losses) of investment in Orbitz Worldwide was $10 million in the nine months ended September 30, 2010 compared to $(153) million in the nine months ended September 30, 2009. These earnings (losses) reflect our 48% ownership interest in the earnings (losses) of Orbitz Worldwide. In the nine months ended September 30, 2009, Orbitz Worldwide recorded a $332 million impairment charge on certain intangible assets.

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	1,395	1,347	48	4
Airline IT solutions revenue	149	167	(18)	(11)

GDS revenue	1,544	1,514	30	2

Transaction processing revenue by region is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Americas	558	560	(2)	—
Europe	405	390	15	4
MEA	202	201	1	—
APAC	230	196	34	17

Transaction processing revenue	1,395	1,347	48	4

GDS revenue increased $30 million (2%) as a result of a $48 million (4%) increase in transaction processing revenue, partially offset by an $18 million (11%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased $2 million due to a 3% decline in average revenue per segment partially offset by a 3% increase in segments. Europe transaction processing revenue increased $15 million (4%) due to a 5% increase in segments, offset by a 1% decline in average revenue per segment. MEA transaction processing revenue increased marginally due to a 3% increase in average revenue per segment which was offset by a 3% decline in segments. APAC transaction processing revenue increased

$34 million (17%) due to a 15% increase in segments and a 2% increase in average revenue per segment. Airline IT Solutions revenue decreased $18 million (11%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the nine months ended September 30, 2010, as reflected in the 4% increase in segment volumes which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

GDS cost of revenue is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$	%

Commissions	663	589	74	13
Telecommunication and technology costs	204	213	(9)	(4)

GDS cost of revenue	867	802	65	8

GDS cost of revenue increased $65 million (8%) as a result of an increase in commissions paid to travel agencies and NDCs. This increase in commissions is attributable to the growth in volumes, an increase in the average rate of agency commissions and unfavorable movements in foreign exchange rates. There was a decrease in telecommunications and technology costs primarily due to the efficiencies from our recent investment in IT infrastructure.

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased $2 million (1%) primarily as a result of (i) a $26 million reduction in administrative costs, including a reduction in wages and benefits as a result of effective cost management; (ii) a $16 million adverse movement in foreign exchange losses; and (iii) a one-time gain of $8 million realized in 2009 from a commercial legal settlement.

Other Income

Other income decreased $2 million. We recorded a gain on the sale of assets in 2009, with no such gains or losses recorded in 2010.

GTA Segment

Net Revenue

GTA revenue increased $16 million (8%) from $201 million in the nine months ended September 30, 2009 to $217 million in the nine months ended September 30, 2010. The increase in revenue is due to an increase in TTV, which rose by 18% in the nine months ended September 30, 2010 primarily due to a 19% growth in the number of room nights.

Cost of Revenue

GTA cost of revenue remained flat at $32 million. The cost of transactions for which GTA takes inventory risk was $12 million in the nine months ended September 30, 2010 and $14 million in the nine months ended September 30, 2009.

Selling, General and Administrative Expenses (SG&A)

GTA SG&A decreased $2 million (2%) due to a decrease in bad debt expense of $8 million as a result of a reduction in the level of delinquencies experienced during the period, offset by a $6 million increase in administrative costs, including wages and benefits.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of September 30, 2010, our financing needs were supported by $241 million of available capacity under our $300 million revolving credit facility and approximately $9 million of capacity under our $150 million synthetic letter of credit facility. We have the ability to add incremental term loans or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of September 30, 2010. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

On October 22, 2010, we entered into an agreement to amend certain terms under our senior secured credit agreement. The amendment will provide us with greater financial flexibility to, among other things, make investments which we believe will benefit the long term prospects for the business and create other business enhancing opportunities. This amendment is further discussed below under “Debt and Financing Arrangements”.

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

Our primary recurring future cash needs will be for working capital, capital expenditures, debt service obligations and mandatory debt repayments. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities, adjusted to remove the impact of interest payments and to deduct capital expenditures on property and equipment additions. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA, as a liquidity measure, as we believe it may be a useful measure to our investors to assess our ability to comply with certain debt covenants, including our leverage ratio. Our leverage ratio is computed by dividing the total net debt outstanding (as defined in the terms of our credit agreement) by the last twelve months of our consolidated Adjusted EBITDA, including the impact of cost savings and synergies, which are not included in Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures.

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$

Travelport Adjusted EBITDA	490	494	(4)
Less:
Interest payments	(200)	(223)	23
Tax payments	(24)	(28)	4
Changes in operating working capital	29	(4)	33
FASA liability payments	(14)	(21)	7
Other non-cash and adjusting items	(27)	(27)	—

Net cash provided by operating activities	254	191	63
Add back interest paid	200	223	(23)
Capital expenditures on property and equipment additions	(159)	(39)	(120)

Unlevered free cash flow	295	375	(80)

Cash Flows

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2010	2009	$

Cash provided by (used in):
Operating activities	254	191	63
Investing activities	(220)	(36)	(184)
Financing activities	13	(271)	284
Effects of exchange rate changes	5	6	(1)

Net increase (decrease) in cash and cash equivalents	52	(110)	162

As of September 30, 2010, we had $269 million of cash and cash equivalents, an increase of $52 million compared to December 31, 2009. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Operating Activities. For the nine months ended September 30, 2010, cash provided by operating activities was $254 million compared to cash provided by operating activities of $191 million for the nine months ended September 30, 2009. This $63 million increase is primarily due to a $33 million improvement in operating working capital and $23 million lower interest payments.

Investing Activities. The use of cash in investing activities for the nine months ended September 30, 2010 was $220 million, primarily due to $159 million used for capital expenditures, $50 million of additional investment in Orbitz Worldwide and $16 million for business acquisitions. Capital expenditures of $159 million consisted primarily of software and computer equipment, including amounts related to the transaction processing facility software license from IBM. The use of cash in investing activities for the nine months ended September 30, 2009 was primarily $39 million for capital expenditures, offset by $5 million proceeds from the sale of assets.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 was $13 million and consisted of $380 million proceeds from new borrowings, offset by $295 million of repayments, $64 million of cash paid on derivative contracts and $5 million of debt finance costs. The use of cash in financing activities for the nine months ended September 30, 2009 was $271 million and consisted of $298 million principal repayments on borrowings, $194 million cash distributions to a parent, $7 million for a net share settlement on equity-based compensation and $3 million for debt finance costs, partially offset by $144 million of proceeds from new term loans and $87 million received related to terminated derivative instruments.

Debt and Financing Arrangements

On October 22, 2010, we entered into an agreement to amend certain terms under our senior secured credit facility. The main impacts of those amendments was to (i) extend the maturities for approximately 90% of the term loans and approximately 90% of our synthetic letter of credit commitments by two years to August 2015, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the extended letter of credit commitments by establishing new “Tranche S” term loans, which were funded to us with proceeds on deposit in a credit-linked deposit account and deposited into a blocked account; (iii) amend the total leverage ratio test, beginning December 31, 2010; (iv) provide the flexibility to request the maturity extensions for the revolving credit facility in the future through one or more loan modification offers; (v) provide the ability to incur certain additional junior refinancing indebtedness; and (vi) bring into effect several technical and conforming changes. The amendment also increased the interest rate margin on extended borrowings by 200 basis points, which we anticipate will result in additional annual interest payments of approximately $40 million based upon the current level of borrowings.

In August 2010, we issued $250 million of 9% Dollar denominated senior notes. These notes mature on March 1, 2016. All of the other key terms and conditions of these notes, and guarantor entities, are the same as those for the Company’s other senior notes. We used part of these proceeds to make a repayment of $149 million principal amount of Dollar denominated term loans under our senior secured credit facility. As a result of this repayment, we amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt.

During the nine months ended September 30, 2010, we repaid approximately $8 million of our Dollar denominated debt under our senior secured credit facility as required under the senior secured credit agreement and approximately $8 million under our capital lease obligations. We also borrowed and repaid approximately $130 million under our revolving credit facility during this period.

During the nine months ended September 30, 2010, the principal amount of Euro denominated long-term debt decreased by approximately $45 million as a result of foreign exchange fluctuations. This foreign exchange gain was offset by losses on foreign exchange hedge instruments and our net investment hedging strategies.

As of September 30, 2010, there were $29 million of letter of credit commitments outstanding under our revolving credit facility with a remaining capacity of $241 million.

As of September 30, 2010, we had approximately $141 million of commitments outstanding under the synthetic letter of credit facility, including commitments of approximately $67 million in letters of credit issued on behalf of Orbitz Worldwide pursuant to our Separation Agreement with Orbitz Worldwide. As of September 30, 2010, this facility had remaining capacity of $9 million.

Our leverage ratio under the senior secured credit agreement is computed by calculating the last twelve months of our consolidated Adjusted EBITDA, including the impact of cost savings and synergies, and dividing the total net debt outstanding (as defined in the terms of our credit agreement) at the balance sheet date by this figure. Our leverage ratio as of September 30, 2010 is 5.48 as compared to the maximum allowable of 5.75.

Total net debt per our credit agreement is broadly defined as total debt less cash and the net position of derivative instrument balances.

Adjusted EBITDA as a cash flow measure is a defined term within our credit agreement. Adjusted EBITDA is defined as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangible assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

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

A portion of the debt used to finance much of our operations is exposed to interest rate fluctuations. We use hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of September 30, 2010 and December 31, 2009 was to interest rate fluctuations in the US and Europe, specifically USLIBOR and EURIBOR interest rates. During the period we used interest rate and cross currency swaps and foreign currency forward contracts as the derivative instruments in these hedging strategies. As of September 30, 2010, our interest rate hedges cover transactions for periods that do not exceed three years.

As of September 30, 2010, we had a net liability position of $17 million related to derivative instruments associated with our Euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

On March 31, 2010, we entered into an amendment to our Asset Management Offering Agreement (“IBM Agreement”), effective as of July 1, 2002, as amended, with IBM. This amendment updated certain terms and extended the overall term of the IBM Agreement until December 31, 2014. Pursuant to the terms of the amendment, we will obtain upgrades to existing systems architecture and software infrastructure at our data center in Atlanta, Georgia; migration services and access to IBM’s transaction processing facility software platform; licenses and other software products; equipment and software maintenance and various other services.

The following table summarizes our future purchase commitments as of September 30, 2010:

(in $ millions)
Twelve Month Period Ended September 30,

2011	67
2012	50
2013	32
2014	29
2015	13
Thereafter	—

191

Our other future contractual obligations have not changed significantly from the amounts reported within our 2009 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2010, as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used September 30, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 17, 2010 as amended by Amendment No. 1 to the Form 10-K filed with the SEC on April 16, 2010.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2010. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

TRAVELPORT LIMITED

Date: November 10, 2010	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: November 10, 2010	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1	Purchase Agreement, relating to the sale of the 9% Senior Notes due 2016, dated as of August 12, 2010, among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as the representatives of the initial purchasers (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.1	Indenture, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, by and among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein, and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010).
4.2	Registration Rights Agreement, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein and Credit Suisse Securities (USA) LLC, as the representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010).
10.1	Form of 2010 LTIP Equity Award Agreement (Restricted Equity Units) — UK Senior Leadership Team.
10.2	Form of TDS Investor (Cayman) L.P. Fifth Amended and Restated 2006 Interest Plan.
10.3	Eighth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.).
10.4	Ninth Amendment to Subscriber Services Agreement, date as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution Systems B.V.).
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.