Form 10-K
period 2010-12-31
Travelport LTD
filed 2011-03-31
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2011, 12,000 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “potential”, “should”, “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10-K to “we”, “our” or “us” means Travelport Limited, a Bermuda company, and its subsidiaries.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in this Annual Report on Form 10-K, as well as any other cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

Overview

Travelport is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe that we are one of the most diversified of such companies in the world, both geographically and in the scope of the services we provide.

We are comprised of two businesses:

•	The Global Distribution Systems (“GDS”) business consists of our GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 800 active travel suppliers and approximately 67,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2010, approximately 170 million tickets were issued through our GDS business, with approximately six billion stored fares normally available at any one time. Our GDS business executed an average of 77 million searches and processed up to 1.8 billion travel-related messages per day in 2010.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for United and Delta, as well as seven other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services, directly and indirectly, to over 270 airlines and airline ground handlers globally.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory in over 150 countries, through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels. GTA has an inventory of approximately 34,000 hotels worldwide, a substantial number of which are independent of major hotel chains, and over 69 million hotel rooms on an annual basis.

On March 5, 2011, we reached an agreement to sell our GTA business to Kuoni Travel Holding Ltd. for gross consideration of $720 million, subject to certain closing adjustments based on minimum cash, working capital and indebtedness targets at the time of closing. The proposed sale is subject to the approval by the shareholders of Kuoni of a capital increase to finance the transaction. We will use the net proceeds from the sale to repay certain of the indebtedness outstanding under our senior secured credit agreement. The transaction is scheduled to be completed in May 2011.

Company History

Galileo, the cornerstone of our GDS business, began as the United Airlines Apollo computerized reservation system in 1971 in the United States. In 1997, Galileo International became a publicly listed company on the New York and Chicago Stock Exchanges. In October 2001, Galileo was acquired by Cendant Corporation. As part of Cendant from 2001 to 2006, Travelport completed a series of acquisitions, including Orbitz, Inc. in November 2004 and Gullivers Travel Associates (which forms the base of our GTA business) in April 2005.

Travelport Limited was formed on July 13, 2006 to acquire the travel distribution services businesses of Cendant (the “Acquisition”). On August 23, 2006, the Acquisition was completed, and we were acquired by affiliates of The Blackstone Group (“Blackstone”), affiliates of Technology Crossover Ventures (“TCV”) and certain existing and former members of our management. One Equity Partners (“OEP”) acquired an economic interest in us in December 2006.

On July 25, 2007, we completed the initial public offering of common stock of our then subsidiary, Orbitz Worldwide, Inc. (“Orbitz Worldwide”), and listed such common stock on the New York Stock Exchange. On October 31, 2007, we transferred approximately 11% of the outstanding equity of Orbitz Worldwide to affiliates, leaving us with approximately 48% of Orbitz Worldwide’s outstanding equity which we recognize for accounting purposes using the equity method. On January 26, 2010, we purchased $50 million of newly issued common shares of Orbitz Worldwide pursuant to an agreement with Orbitz Worldwide. After this investment, and a simultaneous exchange between Orbitz Worldwide and PAR Investment Partners, a third party investor, of approximately $49.68 million of Orbitz Worldwide debt for common shares of Orbitz Worldwide, we continue to own approximately 48% of Orbitz Worldwide’s outstanding common stock.

On August 21, 2007, we completed the acquisition of Worldspan for $1.3 billion. Worldspan operated as an independent GDS based in the United States before becoming part of the Travelport GDS business in August 2007. The Worldspan system resulted from the combination of Delta, TWA and Northwest GDS systems in the early 1990s.

We continually explore, prepare for and evaluate possible transactions, including acquisitions, divestitures, joint ventures and other arrangements, to ensure we have the most efficient and effective capital structure and/or to maximize the value of the enterprise. No assurance can be given with respect to the timing, likelihood or effect of any possible transactions.

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

Company Information

Our principal executive office currently is located at 405 Lexington Avenue, New York, New York 10174 (telephone number: (212) 915-9150). We anticipate moving our principal executive office to 300 Galleria Parkway, Atlanta, Georgia 30339 in the second quarter of 2011. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “Commission”). Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports) and other information can be accessed on our website at www.travelport.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. A copy of our Code of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and Code of Conduct and Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

The GDS Business

Our GDS business is characterized by a uniquely balanced global footprint and a leading position in each of the four major world travel regions: the Americas, Europe, MEA and APAC, as measured by GDS-processed air segments booked for the year ended December 31, 2010. In 2010, our GDS business processed more than 304 million air segments, approximately 26 million hotel bookings, approximately 17 million car rental bookings and approximately two million rail bookings. In the year ended December 31, 2010, we captured approximately 28% of the global share of GDS-processed air segments, with a uniquely balanced split across regions. In 2010, approximately 170 million tickets were issued through our GDS business, with approximately six billion stored fares normally available at any one time. Our GDS business executed an average of 77 million searches and processed up to 1.8 billion travel-related messages per day in 2010. In 2010, our GDS business earned approximately $1.8 billion in transaction processing revenue, consisting primarily of approximately $1.5 billion from airlines, approximately $108 million from hotels and approximately $74 million from car rental companies.

Our GDS business provides a core distribution vehicle and transaction processing services for travel suppliers to facilitate efficient aggregation and distribution of travel inventory to travel agencies and ultimately to end customers globally. Our GDS and Airline IT Solutions businesses provide merchandising and booking-related services, payment solutions, hosting, IT services and business intelligence to travel suppliers in exchange for fees and travel-related content. Our GDS then distributes this content, including pricing, availability, reservations, ticketing and payment, to both online and traditional travel agencies. Travel agencies are given the ability to shop and book across thousands of suppliers in real time, handle payment processing and other fulfillment services on behalf of clients and suppliers, perform customer service functions, such as changes, cancellations and re-issues, and efficiently manage activity through direct data feeds from the GDS to the agency mid- and back-office systems. We typically earn a fee from travel suppliers for each segment booked, cancelled or changed. In connection with these bookings, we generally pay commissions or provide other financial incentives to travel agencies to encourage greater use of our GDS. Travel agencies then distribute the travel inventory to end customers.

Our GDS operational business global headquarters are located in the United Kingdom. We are uniquely balanced across the four major travel regions, which allows us to be well positioned to take advantage of market-driven growth in each major travel region and emerging markets in particular, where the number of air passengers boarded are forecast to grow faster than the Americas and Europe. This geographic balance also helps to insulate us from downturns related to specific regional economies. In 2010, our balanced share of GDS-processed air segments was 46%, 25%, 11% and 18% in the Americas, Europe, MEA and APAC, respectively, based on industry global distribution of GDS-processed air segments of 44%, 30%, 9% and 17%, respectively, in each region.

Travel Suppliers.  Our relationships with travel suppliers extend to airlines, hotels, car rental companies, rail networks, cruise and tour operators and destination service providers. Travel suppliers process, store, display, manage and distribute their products and services to travel agencies primarily through GDSs. Through participating carrier agreements (for airlines) and various agreements for other travel suppliers, airlines and other travel suppliers are offered varying levels of services and functionality at which they can participate in the Travelport GDSs. These levels of functionality generally depend upon the travel supplier’s preference as well as the type of communications and real-time access allowed with respect to the particular travel supplier’s host reservations systems.

We connect travel suppliers with travel agencies across approximately 160 countries and use approximately 30 languages to distribute supplier inventory that is aggregated from approximately 350 airlines, approximately 310 hotel chains covering more than 89,000 hotel properties, more than 25 car rental companies and 12 major rail networks worldwide, as well as cruise and tour operators.

The table below lists alphabetically Travelport’s largest airline suppliers in the Americas, Europe, MEA and APAC for the year ended December 31, 2010, based on revenue:

Americas	Europe	MEA	APAC

American Airlines	Air France	Egypt Air	Cathay Pacific
Continental Airlines	Alitalia Airlines	Emirates Airlines	Jet Airways India
Delta Air Lines	KLM Royal Dutch Airlines	Qatar Airways	Qantas Airways
United Airlines	Lufthansa Airlines	Saudi Arabian Airlines	Singapore Airlines
US Airways	TAP Air Portugal	South African Airways	Thai Airways

We have entered into a number of specific-term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure full-content parity with the airlines’ own websites. Full-content agreements allow our travel agency customers to have access to the full range of our airline suppliers’ public content, including the ability to book the last available seat, as well as to parity in functionality. The typical duration of these agreements ranges from three to seven years. We have secured full-content agreements with approximately 95 airlines worldwide, including all the major airlines in North America, as well as European and Asian airlines such as British Airways, Air France, KLM, Iberia, Lufthansa, Swiss, Alitalia, Qantas and Singapore Airlines. Bookings attributable to such full-content agreements comprised 77% of our air segments in the year ended December 31, 2010. Certain of such full content agreements, particularly in North America, expire, or may be terminated, during 2011, and we are in active discussions to renew or extend such agreements.

Our standard GDS distribution agreements with air, hotel and car rental suppliers are open-ended or roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Our contracts with a majority of our top fifteen suppliers, as measured by revenue for the year ended December 31, 2010, are in place until 2012, unless earlier terminated pursuant to the specific terms of each contract. Contracts with two of the largest U.S. travel suppliers, American Airlines and US Airways, representing approximately 8% of our transaction processing revenue for the year ended December 31, 2010, expire and are up for renewal in 2011. We are currently in discussions with American Airlines and US Airways to renew or extend their current full content agreements with us. See “Risk Factors.” Our top 15 travel suppliers (by revenue), all of which are airlines, have been customers on average for more than ten years and, for the year ended December 31, 2010, represented approximately 42% of transaction processing revenues. We have a high renewal rate with our travel suppliers.

We have over 50 low cost carriers (“LCCs”) participating in our GDS, with our top 10 LCCs by revenue, accounting for approximately 4% of our air segments in the year ended December 31, 2010. Frontier Airlines, AirTran Airways and Jet Blue represented the largest number of segments attributable to LCCs during the period. Our segment volume from LCCs increased by 20% for the year ended December 31, 2010, in contrast to a 2% growth in segments attributable to traditional carriers. We believe that our geographic breadth makes us a compelling source of value for most major LCCs, although LCC activity on the GDS relative to legacy airlines remains at an early stage of development in terms of the level of booking activity. In addition, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both Jet Blue and Southwest Airlines in the United States, Virgin Blue and JetStar in APAC and easyJet and Air Berlin in Europe, is indicative of the value that travel suppliers place on the scale and breadth of a GDS’s footprint. We believe that we are well positioned to capture growth from the LCCs due to our global footprint and strength in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

We have relationships with more than 89,000 hotels, representing approximately 310 hotel chains, which provide us with live availability and instant confirmation for bookings. Our top five hotel suppliers for our GDS business for the year ended December 31, 2010 were Hilton, Hyatt, Intercontinental Hotel Group,

Marriott Hotels and Starwood, which together accounted for approximately 58% of our hotel revenue in this period. We have a relationship with over 30,000 car rental locations, providing seamless availability and instant confirmation for virtually all customers. Our top five car rental companies for our GDS business for the year ended December 31, 2010 were Avis, Budget, Enterprise, Hertz and National, which together accounted for approximately 73% of our car rental revenue in this period. We provide electronic ticketing solutions to 12 major international and national rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Amtrak (United States), Via-Rail (Canada), Eurostar Group (United Kingdom/France) and AccessRail (United States), which accounted for all of our rail revenue for the year ended December 31, 2010.

Travel Agencies.  Approximately 67,000 online and offline travel agencies worldwide use us for travel information, booking and ticketing capabilities, travel purchases and management tools for travel information and travel agency operations. Access to the Travelport GDSs enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by travel suppliers and to book travel for end customers.

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

Our relationships with travel agencies typically are non-exclusive, with the majority of GDS-processed air segments booked through agencies which are dual automated, meaning they subscribe to and have the ability to use more than one GDS. In order to encourage greater use of our GDS, we pay commissions or provide other financial incentives to many travel agencies. Travel agencies or other GDS subscribers in some cases pay a fee for access to our GDSs on a transactional basis or to access specific services or travel content. Such fees, however, are often discounted or waived if the travel agency generates a specified number of transactions processed by us during a specified time period, and are normally significantly less than incentives provided by us.

Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agency customers, as measured by booking fees, have, on average, been customers for over fifteen years, and booking fees attributable to their activities in the year ended December 31, 2010 represented approximately 31% of GDS transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2010 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline and Expedia. In the year ended December 31, 2010, regional travel agencies (such as TrailFinders) accounted for over 60% of GDS bookings, online travel agencies were the next largest category, representing less than 25% of GDS bookings, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers in 2010 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our largest leisure travel agency customers in 2010 include AAA Travel, Affinion, Kuoni and USA Gateway.

Airline IT Solutions.  We have been a pioneer in IT services for the airline industry, being the first GDS to provide e-ticketing to travel agencies in 1995 and the first GDS to offer an automated repricing solution in 2000. Through our Airline IT Solutions business, we provide hosting solutions and IT subscription services to United, Delta and seven other airlines and the technology companies that support them, IT subscription services to over 270 airline and airline ground handlers and business intelligence services to approximately 170 airlines. In total, we employ or contract with approximately 1,500 IT professionals to support and enhance our application suite, many of whom are shared across GDS and IT solutions activities.

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

We host and manage the IT platforms for United and operate the hosting platform for Delta. These contracts, which accounted for over 99% of hosting revenue in the year ended December 31, 2010, expire in 2013 and 2018, respectively. We also provide seven other airlines around the world with other reservation system products through our hosting solutions. Delta’s acquisition of Northwest resulted in the two airlines migrating to a common IT platform in the first quarter of 2010. As a result of the integration of Delta’s and Northwest’s operations, which we managed, in 2010, the revenue and Travelport EBITDA attributable to contracts with these airlines included in Airline IT Solutions decreased by approximately $22 million and $15 million, respectively. In addition, in December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United, with a termination date of March 1, 2012. We expect that United will consolidate the internal reservations systems for United and Continental on the reservations system used by Continental. We expect that such termination will not have an impact on our financial results until 2012, at the earliest, and we expect that United’s integration work will likely require use of the Apollo system until at least some point in 2012. We expect that once United fully transitions off the Apollo system, which would be during the 2012 fiscal year at the earliest, it may adversely affect our results of operations due to the loss of fees resulting from this agreement, unless such revenue can be regained through the sale of other services to United or other carriers. If the United-Continental reservations system integration is delayed for any reason, including United requesting us to provide additional termination assistance and continuation of service, the financial impact on us may occur later in 2012 or may not occur at all.

•	IT subscription services. While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed, in part through our hosting arrangements, an array of leading-edge IT subscription services for mission-critical applications in fares, pricing and e-ticketing. We provide these services to 274 airlines and airline ground handlers, of which 48 are direct customers and 226 are indirect customers that receive our services through an intermediary. Direct IT subscription customers include Emirates, KLM, United Air Lines, SITA and Turkish Air. Our IT subscription services include:

•	Fares and Pricing/e-pricing/Global Fares: A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

•	Electronic Ticketing: A database and interchange that enables airlines to outsource electronic ticketing storage, maintenance and exchange to us. We provide electronic ticketing services to more than 220 airlines.

•	Rapid Reprice: An automated solution that enables airlines to recalculate fares when itineraries change.

•	Fare Verified: A comprehensive pre-ticketing fare audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents and incorrectly priced or reissued tickets.

•	Interchange: A system that provides interactive message translation and switching for multiple functions, such as e-ticketing and check-in, between airline partners.

•	Business Intelligence. As part of our GDS business, we also provide data to airlines, travel agencies, hotels, car rental companies and other travel industry participants. Our data sets are critical to these businesses in the management of our own operations and the optimization of our industry position and revenue-generating potential. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary market intelligence data sets. We provide market-sensitive data to 135 airlines, supporting processes such as GDS billing, airline revenue accounting and industry settlement. We also supply marketing-oriented raw data sets, data processing services, consulting services and web-based analytical tools to 56 airlines, travel agencies and other travel-related companies worldwide to support their business processes, such as airline network planning, revenue management, pricing, sales and partnership management. This combined offering of data and analytical capabilities delivers market intelligence to businesses that use the information to enhance their industry position. A primary data product supplies “raw” GDS booking data with details of routes, fares and prices. No personally identifiable data is provided. Our business intelligence tools include Beacon and Clarity, which analyze market specific data for sales planning, network planning, revenue management and channel management.

New Products and Products in Development.  We employ or contract with approximately 1,500 IT professionals to support and enhance our application suite. As a result, we have a continuous pipeline of new products/enhancements to the GDS for the various channels we serve:

•	Search and Shopping. We are investing to improve the speed, quality of results and functionality available for searches. The existing product suite includes Travelport e-Pricing, a leading tool which requires a single entry to initiate searches across published, negotiated, web and advertised fares and returns shopping results in seconds. Travelport e-Pricing outperforms in finding the lowest fare available and generates the greatest average saving. In May 2010, we acquired Sprice.com, a metasearch provider with a technology platform which will complement and extend our existing GDS channels to enable us to distribute more content and expand our existing hospitality portfolio.

•	Travelport Universal Desktop is a fully-integrated intelligent desktop, unifying selling and merchandising programs, automating processes and providing a single integrated channel to access full GDS, LCC, hotel, car rental and rail content from multiple sources. Universal Desktop delivers a new graphic interface that is faster, more user-friendly and offers greater flexibility than the traditional “green screen” interface. In addition to allowing agencies to configure the desktop to satisfy their respective customer needs, Universal Desktop also features a dashboard and activity panel that will provide the latest information, access reports, calendars and email within the same application. The Universal Record feature, which combines components of a travel itinerary irrespective of source, removes the need for duplication by travel agencies. Further tools will include traveler profiling, supplier preferencing, policy and quality control, agency search capabilities, customer service automation, continuity checking, data tracking and access to management information.

•	Travelport Traversa is a corporate travel online booking tool that allows business travelers to shop for and book their own reservations quickly and cost-effectively while enabling corporations to maintain travel policies, maximize supplier agreements, standardize processes and achieve high online adoption. Traversa has over 545,000 active traveler profiles and processed in excess of 3.7 million segments in 2010.

•	Merchandising and Advertising. We offer a suite of travel sales and marketing capabilities which allow travel suppliers flexibility in how they sell products or target special offers to particular traveler groups. It enables travel agencies to tailor their product offers to end customers and provides a platform on which such products can be advertised and sold.

•	eNett (Payment Services Joint Venture) is developing automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States. eNett’s billing and settlement solutions via web-based technology can be integrated or accessed as an independent system.

GDS Sales and Marketing.  Our sales and marketing teams, accounting for approximately 23% of our employees, are responsible for developing existing and initiating new commercial relationships with travel suppliers and travel agencies worldwide. The sales and marketing teams include customer support, product strategy, management and marketing communications and sales teams working across the Americas, Europe, MEA and APAC. Our Airline IT Solutions team includes a dedicated sales and service organization that is responsible for marketing our services to airlines globally. We also provide global account management services to certain large multi-national customers.

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

Historically, we relied on NDCs owned by national airlines in various countries in Europe, MEA and APAC to distribute our products and services. However, in 1997, we acquired many of these NDCs from the airlines, including in the United States, the Netherlands, Switzerland and the United Kingdom, and, later, in Hungary, Ireland, Italy, Australia, New Zealand, Malaysia and Canada. This enabled us to directly control our distribution at a time when the airlines wished to divest the NDCs and concentrate on their core airline businesses.

We typically pay an NDC a commission based on the booking fees generated pursuant to the relationship that the NDC establishes with a subscriber, with the NDC retaining subscriber fees billed for these bookings. We regularly review our network of NDCs and periodically revise these relationships. In less developed regions, where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. Although SMO margins are typically higher than NDC margins, an NDC structure is generally preferred in countries where we have the ability to leverage a strong airline relationship or an NDC’s expertise in a local market. We also contract with new NDCs in countries and regions where doing so would be more cost effective than establishing an SMO. In 2009, we consolidated our Indian NDC arrangements under one NDC arrangement and acquired our Galileo NDC in Poland, consolidating this with our Worldspan SMO operation. In 2008, we acquired our Galileo NDC in Hungary and since that time, have consolidated our Galileo and Worldspan operations there. In 2010, we terminated our NDC relationship in Colombia and continued operations solely as an SMO. In January 2011, we terminated our Galileo NDC arrangements in Greece and Cyprus, and during 2011, we will be consolidating our Galileo and Worldspan operations in those territories.

GDS Competitive Landscape.  The marketplace for travel distribution is large, multi-faceted and highly competitive. The Travelport GDS business competes with a number of travel distributors, including other traditional GDSs, such as Amadeus and Sabre, several regional GDS competitors, such as Abacus, application programming interface-based (“API”) direct connections between travel suppliers and travel agencies, and also suppliers’ own websites and other forms of direct booking, such as metasearch engines.

In contrast to us, our main GDS competitors are highly geographically concentrated in the markets of their respective founder airlines. In the year ended December 31, 2010, Amadeus accounted for an 84% share of GDS-processed air segments in Germany, France, Spain, Denmark, Norway and Sweden compared to a 27% share in the rest of the world. In the same period, Sabre accounted for a 58% share of GDS-processed air segments in the United States compared to a 17% share in the rest of the world. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd., which is primarily owned by a group of ten Asian airlines; Axess International Network Inc. and INFINI Travel Information, Inc., which are majority owned by Japan Airlines International Co. Ltd. and All Nippon Airways, Co. Ltd., respectively; Topas Co., Ltd., which is majority owned by Korean Air Lines; and TravelSky, which is majority owned by Chinese state-owned enterprises.

We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers, with direct channels accounting for an estimated 36% of total travel revenue in the United States in 2010. Airlines and other travel suppliers are selectively looking to build API-based direct connectivity with travel agencies. In addition, established and start-up search engine companies, as well as metasearch companies, have entered the travel marketplace to offer end customers new ways to shop for and book travel by, for example, aggregating travel search results across travel suppliers, travel agencies and other websites. The impact of these alternative travel distribution systems on our GDSs, however, remains unclear at this time.

Each of the other traditional GDSs offers products and services substantially similar to ours. We believe that competition in the GDS industry is based on the following criteria:

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

As a result of a number of structural issues, our total share of GDS-processed air segments declined moderately from 33% in September 2007 (following the Worldspan Acquisition) to 28% in the year ended December 31, 2010 (including the share attributable to Worldspan in 2007 prior to the Worldspan Acquisition). This decline was driven in part by Expedia’s shift of business from Worldspan, a decision which was taken prior to our agreeing to acquire Worldspan. In addition, during 2009, our management took an active decision to trade reduced share for increased margin in MEA, transitioning from NDC operations to wholly-owned operations in the United Arab Emirates, Saudi Arabia and Egypt by establishing direct operations in these countries in 2009. We believe we have addressed the key drivers of this share loss and have strategies in place which aim to gain share in the future.

Airline IT Solutions Competitive Landscape.  The Airline IT Solutions sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, our competitors with respect to internal reservation and other system services include Amadeus, HP Enterprise Services, ITA, Navitaire, LLC, Sabre, SITA and Unisys Corporation, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. The business intelligence services sector of the Airline IT Solutions business is highly competitive, with our ability to market our products dependent on our perceived competitive position and the value of the information obtained through the GDS business. Our primary competitors in this sector are IATA, through its PaxIS product, as well as Amadeus and Sabre.

Technology.  In September 2008, we consolidated our Galileo and Worldspan data centers into a single location in Atlanta, Georgia to support our GDSs and Airline IT Solutions businesses. Our data center offers a state-of-the-art facility that has completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for combined Galileo and Worldspan operations and have historically operated at a 99.98% core systems uptime. The combined data center comprises over eight mainframes, open systems servers and storage and network devices, providing over six billion fares eligible for processing, with maximum peak message rates of more than 25,000 messages per second. The data center processes more than 40 billion transactions each month, averaging 17,000 per second. On peak message days, up to 1.8 billion travel-related messages are processed.

The consolidation of our primary data center operations in Atlanta, Georgia, is an example of the significant competitive advantage created as a result of the ongoing integration of the Galileo, Apollo and Worldspan GDS systems. By managing all three systems in a state-of-the-art, unified data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Running our GDS business from one facility has allowed us to rationalize more rapidly the links required to connect suppliers to our GDSs and to more readily share technology across the systems. This has resulted in reduced complexity and cost for our suppliers. In addition, our balanced geographical presence contributes to efficiency in data center operations as travel agencies from various regions in which we operate access the system at different times.

Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering transaction processing systems to our GDS customers. In April 2010, we announced a multi-year agreement with IBM under which IBM will deliver significant upgrades to our existing systems architecture and software infrastructure of our technology platform. This investment, which was designed to more than double the information we process on behalf of customers, is expected to expand options for users of our GDS platform by facilitating broader travel and travel-related content search and aggregation functions, and to integrate searching from sources in addition to those typically stored in a GDS platform.

The GTA Business

GTA.  GTA is a leading global wholesaler of accommodation, ground travel, sightseeing and other destination services with three decades of travel expertise. GTA is focused on city center travel rather than beach destinations. GTA has relationships with more than 27,000 travel supplier partners and sells travel products and services in over 150 countries. GTA has an inventory of approximately 34,000 hotels, a substantial number of which are independent, and over 69 million hotel rooms annually. For the year ended December 31, 2010, GTA serviced more than 26,000 groups, supplied more than nine million fully independent traveler (“FIT”) room nights, made over 2.7 million FIT bookings and generated total transaction value (“TTV”) of approximately $1,887 million and revenue of approximately $294 million. GTA’s business is geographically diverse, with no single inbound destination and no single outbound source accounting for more than 20% of GTA’s sales as measured by room nights.

As discussed above, on March 5, 2011, Travelport reached an agreement to sell the GTA business to Kuoni Travel Holding Ltd. for gross consideration of $720 million, subject to certain closing adjustments based on minimum cash and working capital targets at the time of closing. The transaction is scheduled to be completed in May 2011.

GTA receives access to rate accommodations, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes the inventory, through multiple channels, to other travel wholesalers, tour operators, travel agencies and directly to end customers through Octopus Travel. GTA has arrangements with individual hotel chains and independent hotel properties through which it is given access to an inventory of over 34,000 participating hotels at negotiated rates. The room inventory to which GTA has access under these arrangements is provided to GTA on an allocation basis, which ensures availability of those rooms. GTA then distributes the room inventory under contract to other travel wholesalers, tour operators and travel agencies. GTA currently bears inventory risk on approximately 1% of its supplier contracts, based on room nights, which represented approximately 1% of GTA’s TTV in the year ended December 31, 2010.

A critical aspect of GTA’s business model is that it competes successfully both as a wholesale and retail provider of group and independent travel, the two key leisure travel segments. This business model makes GTA attractive to hotels and other travel suppliers as it helps drive these two fundamentally discrete groups of travelers to their businesses. In return, GTA is able to secure highly competitive inventory allotments and net rates. GTA’s group and independent traveler offerings operate symbiotically and strengthen its offering to both suppliers and travel agencies.

GTA has a significant presence in Asia, with one-third of its business originating in the region, particularly Japan, China and Indonesia. GTA also is well positioned to take advantage of growth in the fast growing MEA and APAC regions, with more than a dozen offices in the region and significant experience in operating in this region.

Octopus Travel.  Octopus Travel, which includes the brands Octopus Travel and Needahotel.com, delivers content directly to end customers, offering the ability to book reservations online from a large inventory of hotels in numerous cities and countries. It offers accommodation in more than 150 countries worldwide and conducts business in 29 different languages. Octopus Travel’s bookings are also made directly to consumers through its affiliate channels, such as airlines, loyalty companies and financial institutions, which incorporate the booking services and content of Octopus Travel into their own websites. Partners can choose from a variety of branding solutions to market products and services to their customers. Octopus Travel manages content, online marketing and customer service functions on behalf of many of these partners. Octopus Travel has more than 500 agreements with its partners across Europe, MEA and APAC regions.

Travel Suppliers.  GTA has relationships with more than 27,000 travel supplier partners, including more than 18,000 independently contracted hotel suppliers. GTA’s contracts with travel suppliers are typically renegotiated every six months, with substantially all suppliers typically electing to renew with GTA. GTA has had relationships with its top ten independent hotel suppliers (as measured by number of room nights) for over five years. These suppliers represented approximately 2% of room nights sold in the year ended December 31, 2010.

Travel Wholesalers, Travel Agencies and Tour Operators.  GTA’s customers include travel wholesalers, travel agencies and tour operators in over 150 countries. GTA has relationships with over 5,000 travel agencies. On average, GTA’s top ten travel agencies (by revenue) have been customers for over ten years, and in the year ended December 31, 2010, represented approximately 20% of revenue. GTA typically has evergreen agreements with travel customers, which have no set expiry but which may be terminated by either party.

GTA Sales and Marketing.  GTA has 2,290 staff in 27 sales offices globally, including in London, New York, Hong Kong, Tokyo and Dubai, which are responsible for maintaining and building relationships with retail travel agencies, wholesale tour operators and corporate travel clients in over 150 countries worldwide. GTA develops relationships with its customers using its direct sales force and account managers. The GTA strategy focuses on both attracting new customers and increasing the business of existing customers. Sales and marketing techniques include partnership marketing, preferred product placement, public relations and recommendations in travel guides. GTA also works with the media and country and regional tourism boards to promote destinations. Points of differentiation include technology customized to provide direct access to inventory and rates, inventory allocations, GTA’s reputation as a reliable supplier and competitive room rates. GTA has dedicated contractors globally that are tasked with securing local hotel and services content. These contractors are responsible for negotiating commercial terms for hotels (including rates and allocations) and other ground services (including restaurants, sightseeing, excursions, transfers and long distance coaches).

Technology.  GTA has an IT department of approximately 130 personnel that operates its core systems from a third-party hosted center near Hounslow, United Kingdom and has secondary servers in GTA’s operational business headquarters in London, United Kingdom. GTA’s systems and telecommunication infrastructure is online 24 hours a day, seven days a week, 365 days a year. Since April 2009, GTA has added a dynamic inventory model to its operations, which provides real time updates to available rates from participating hotels. This allows GTA to access greater volumes of room nights at the best available rates. In January 2010, GTA acquired a software development firm that has worked on GTA’s IT systems for over 15 years. The acquisition added a core team of developers to GTA’s IT operations and is expected to improve the continuity of the management of GTA’s IT systems.

GTA’s back end systems are hosted on a large, logically partitioned, IBM iSeries platform with immediate replication to associated secondary systems. The platform is scaleable vertically, within the same chassis, and horizontally, to further partitioned servers if required. GTA’s front end systems are hosted on variable sized load balanced “stacks’ of servers utilizing open source software and industry standard database technology. The structure is such that more stacks can easily be added to enable scalability to cater to the ever-increasing levels of traffic being directed at the platform. The front end systems have been developed to allow customers of GTA and Octopus Travel the ability to search and use inventory and pricing of hotels and ancillary services.

Industry strength secure networks support GTA’s worldwide presence. GTA’s systems are subject to annual review by external third parties from a compliance and security perspective.

GTA operates and maintains global websites and online interfaces that serve a diverse range of travel sellers. Wholesale customers and corporate “white label” customers may use an XML interface that has been developed in-house. GTA’s financial systems run on an industry standard packaged application licensed from and maintained by a third party. The GTA hotel search process also connects customers to chain hotel inventory via multiple hotel aggregator systems, which is in addition to the GTA contract inventory. The results of the concurrent searches are blended and displayed seamlessly to the customer.

GTA Competitive Landscape.  The wholesale travel industry is highly fragmented. GTA competes primarily with regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, such as Kuoni Travel Holding Ltd. (Switzerland) and TUI Travel PLC (United Kingdom), Tourico Holidays, Inc. (United States), Miki Travel Limited (Japan) and Qantas Holidays Limited (Australia). We believe that, unlike GTA, many of these regional competitors often depend on one region for 75% or more of their TTV. GTA, with its global footprint, is well positioned to sell inter- and intra-regional travel worldwide. GTA also competes with global, regional and local online hotel retailers in the Americas, Europe, MEA and APAC.

We believe that factors affecting the competitive success of travel wholesalers, including GTA, include:

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

Material Agreements

On March 31, 2010, Travelport, LP, an indirect wholly owned subsidiary of Travelport Limited, entered into Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, IBM and IBM Credit LLC. A summary description of the amendment is included in our Current Report on Form 8-K filed with the Commission on April 6, 2010.

On August 18, 2010, we entered into an Indenture, relating to our 9% Senior Notes due 2016, with The Bank of Nova Scotia Trust Company of New York, as trustee. A summary description of the Indenture is included in our Current Report on Form 8-K filed with the Commission on August 18, 2010.

On October 22, 2010, we amended our senior secured credit agreement pursuant to the Third Amended and Restated Credit Agreement. A summary description of the amendment is included in our Current Report on Form 8-K filed with the Commission on October 26, 2010.

Financial Data of Segments and Geographic Areas

Financial data for our segments and geographic areas are reported in Note 20 — Segment Information to our Financial Statements included in Item 8 of the Annual Report on Form 10-K.

Intellectual Property

We regard our technology and other intellectual property as critical components and assets of our business. We protect our intellectual property rights through a combination of copyright, trademark and patent laws, and trade secret and confidentiality laws and procedures, as well as database rights, where applicable. We own and seek protection of key technology and business processes and rely on trade secret and copyright laws to protect proprietary software and processes. We also use confidentiality procedures and non-disclosure and other contractual provisions to protect our intellectual property assets. We rely on appropriate laws to protect the ownership of our data and databases.

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

We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, Hitachi, CA, SAS, Cisco and Microsoft. Certain agreements with these vendors are subject to renewal or negotiation within the next year. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated maintenance, support and capacity are available through at least December 31, 2014 under an agreement with IBM. In addition, we rely on our fares and pricing application that was originally jointly developed with Expedia and EDS.

Employees

As of December 31, 2010, we had approximately 5,475 employees worldwide, with approximately 2,000 employees in the Americas, approximately 1,935 employees in Europe, approximately 1,315 employees in APAC and approximately 225 employees in MEA. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to an E.U. Directive, we have a Travelport European Works Council (EWC) in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

Government Regulations

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

GDS Regulations

Our GDS businesses are subject to specific regulations in the European Union (the “E.U.”) and Canada.

Historically, regulations were adopted in the United States, Canada and the E.U. to guarantee consumers access to competitive information by requiring computerized reservation systems (“CRSs”) (then owned by individual airlines) to provide travel agencies with unbiased displays and rankings of flights. On January 14, 2009, following a public consultation, the European Commission adopted new CRS Regulations which entered into force on March 29, 2009. Under the new CRS Regulations, GDSs and airlines are free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The E.U. CRS Regulations include provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agencies in MIDT data without their consent. The E.U. CRS Regulations also require GDSs to display rail or rail/air alternatives to air travel on the first screen of their principal displays in certain circumstances. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on their transport services and to accept bookings from another GDS.

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. Under the present regulations, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDSs. Under its agreement with us, Air Canada may terminate its distribution in our GDSs after the expiration of its current contract.

In 2010, new Civil Aviation Requirements were issued by the Government of India to regulate Computer Reservations Systems operating in India for the purpose of displaying or selling air services, to promote fair competition in the airline sector and to ensure that consumers do not receive inaccurate or misleading information on airline services.

In January 2011, new draft Interim Regulations on Administering the Review and Ratification of Direct Access to and Use of Foreign Computer Reservation System by Foreign Airlines’ Agents in China were published by the Civil Aviation Administration of China.

We are also subject to regulations affecting issues such as telecommunications and exports of technology.

GTA Regulations

Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to register as a “seller of travel” and to comply with certain disclosure requirements. Where we sell travel products and services in Europe directly to travelers as part of a “package,” we are regulated by The Package Travel, Package Holidays and Package Tours Regulations Directive 90/314/EEC (June 13, 1990), as implemented by E.U. member states into country-specific regulations (the “Package Travel Regulations”). Where the Package Travel Regulations apply, they impose primary liability on us for all elements of a trip sold through us, whether we own or control those services or whether we sub-contracts them to independent suppliers. The Package Travel Regulations principally affect our GTA business where the sale is made in the European Union.

Travel Agency Regulations

The products and services that we provide are subject to various international, U.S. federal, U.S. state and local regulations. We must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. As a seller of air transportation products in the United States, we are subject to regulation by the U.S. Department of Transportation, which has jurisdiction over economic issues affecting the sale of air travel, including customer protection issues and competitive practices. The U.S. Department of Transportation has the authority to enforce economic regulations and may assess civil penalties or challenge our operating authority. In addition, many of our travel suppliers and trade customers are heavily regulated by the U.S. and other governments, and we are indirectly affected by such regulation.

In addition, certain jurisdictions may require that we hold a local travel agencies’ license in order to sell travel products to travelers.

Privacy and Data Protection Regulations

Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Many states in the United States have introduced legislation or enacted laws and regulations that provide for penalties for failure to notify customers when security is breached, even by third parties.

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

A primary source of privacy regulations to which our operations are subject is the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995). Pursuant to this Directive, individual countries within the European Union have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The E.U. Data Protection Directive requires companies doing business in E.U. member states to comply with its standards. It provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. We most recently completed self-certification for our GDS data processing under this safe-harbor arrangement on February 9, 2011.

The new CRS Regulations in force in Europe also incorporate personal data protection provisions that, among other things, classify GDSs as data controllers under the E.U. Data Protection Directive. The data protection provisions contained in the CRS Regulations are complementary to E.U. national and international data protection and privacy laws.

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

Marketing Operation Regulations

The products and services offered by our various businesses are marketed through a number of distribution channels, including over the Internet. These channels are regulated on a country-by-country basis, and we believe that our marketing operations will increasingly be subject to such regulations. Such regulations, including anti-fraud laws, customer protection laws, and privacy laws, may limit our ability to solicit new customers or to market additional products or services to existing customers. Management is also aware of, and is actively monitoring the status of, certain proposed U.S. state legislation related to privacy and to email marketing that may be enacted in the future. It is unclear at this point what effect, if any, such U.S. state legislation may have on our businesses. California in particular, has enacted legislation that requires enhanced disclosure on Internet websites regarding customer privacy and information sharing among affiliated entities. We cannot predict whether these laws will affect our practices with respect to customer information and inhibit our ability to market our products and services nor can we predict whether other U.S. states will enact similar laws.

Internet Regulations

We must also comply with laws and regulations applicable to businesses engaged in online commerce. An increasing number of laws and regulations apply directly to the Internet and commercial online services. For example, email activities are subject to the U.S. CAN-SPAM Act of 2003. The U.S. CAN-SPAM Act regulates the sending of unsolicited, commercial electronic mail by requiring the sender to (i) include an identifier that the message is an advertisement or solicitation if the recipient did not expressly agree to receive electronic mail messages from the sender, (ii) provide the recipient with an online opportunity to decline to receive further commercial electronic mail messages from the sender and (iii) list a valid physical postal address of the sender. The U.S. CAN-SPAM Act also prohibits predatory and abusive electronic mail practices and electronic mail with deceptive headings or subject lines. There is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent customer protection laws.

New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products or increase the cost of doing business.

U.S. federal legislation imposing limitations on the ability of U.S. states to impose taxes on Internet-based sales was enacted in 1998. The U.S. Internet Tax Freedom Act, which was extended in 2007, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2014. The majority of products and services we offer are already taxed. Hotel rooms and car rentals are taxed at the local level, and air transportation is taxed at the federal level (with states pre-empted from imposing additional taxes on air travel).

In Europe, there are laws and regulations governing e-commerce and distance-selling which require our businesses to act fairly towards customers, for example, by giving customers a cooling-off period during which they can cancel transactions without penalty. There are various exceptions for the leisure and travel industry.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us in each of these categories of risk. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business

Market and Industry Risks

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

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;

•	epidemics or pandemics, such as H1N1 “swine” flu, avian flu and Severe Acute Respiratory Syndrome (“SARS”);

•	natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis, such as the recent disaster in Japan;

•	general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

•	the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or consolidations on the cost and availability of air travel and hotel rooms;

•	changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations, including the recent carbon emissions reduction targets for flights to and from the European Union area by the end of 2012;

•	fuel price escalation;

•	work stoppages or labor unrest at any of the major airlines or other travel suppliers or at airports;

•	increased security, particularly airport security that could reduce the convenience of air travel;

•	travelers’ perception of the occurrence of travel-related accidents, of the environmental impact of air travel, particularly in regards to CO2 emissions, or of the scope, severity and timing of the other factors described above; and

•	changes in occupancy and room rates achieved by hotels.

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

The travel industry may not recover from the recent global financial crisis and recession to the extent anticipated or may not grow in line with long-term historical trends following any recovery.

As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including the recent European debt crisis, a slowdown in growth of the Chinese economy, a prolonged slow economic recovery in Japan and a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the recent financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. A continuation of recent adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, particularly the expected rise in the price of crude oil, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

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

GDS business

Our GDSs have two different categories of customers, namely travel suppliers, which provide travel content to our GDSs, and travel agencies, which shop for and book that content on behalf of end customers. The inter-dependence of effectively serving these customer groups, and the resulting network effects, may impact the GDS business’ ability to attract customers. If the GDS business is unable to attract a sufficient number of travel suppliers to provide travel content, its ability to service travel agencies will be adversely impacted. Conversely, if the GDS business is unable to attract a sufficient number of travel agencies, its ability to maintain its large base of travel suppliers and attract new travel suppliers will be impaired.

In addition to supplying sufficient content, the ability of our GDSs to attract travel agencies is dependent on the development of new products to enhance our GDS platform and on the provision of adequate financial incentives to travel agencies. Competition to attract travel agencies is particularly intense as travel agencies, particularly larger ones, are dual automated (meaning they subscribe to more than one GDS at any given time). We also have had to, and expect that it will continue in certain circumstances to be necessary to, increase financial assistance to travel agencies in connection with renewals of their contracts, which may in the future reduce margins in the GDS business. If travel agencies are dissatisfied with our GDS platform or we do not pay adequate commissions or provide other incentives to travel agencies to remain competitive, our GDSs may lose a number of travel agency customers.

Our GDSs compete against other traditional GDSs operated by Amadeus, Sabre, regional participants such as Abacus, as well as against alternative distribution technologies. Our GDSs also compete against direct distribution of travel content by travel suppliers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as “supplier.com websites”). In addition, our GDSs compete against travel suppliers that supply content directly to travel agencies as well as new companies in the GDS industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS.

Our share of GDS-processed segments processed by the GDS industry declined from 33% in 2007 immediately following the Worldspan Acquisition to 28% in 2010. This decline can be primarily attributed to the loss of Worldspan’s business with Expedia, Inc. (“Expedia”), a decision that Expedia made prior to the Worldspan Acquisition but which impacted us after the Worldspan Acquisition, and our decision to establish direct sales and marketing operations in the United Arab Emirates, Saudi Arabia and Egypt, leading to a loss in volume as a result of transitioning from relying on third party NDCs in these countries. Although we have taken steps to address these developments, our GDSs could continue to lose share or may fail to increase our share of GDS bookings.

The Airline IT Solutions sector of the travel industry is highly fragmented. We compete with airlines that run applications in-house and multiple external providers of IT services. Competition within the IT services industry is segmented by the type of service offering. For example, reservations and other system services competitors include Amadeus, HP Enterprise Services, Navitaire Inc., Sabre, Unisys Corporation, ITA and SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. Our ability to market business intelligence products is dependent on our perceived competitive position and the value of the information obtained through the GDS business, particularly compared to PaxIS, an IATA product, and products distributed by Amadeus and Sabre.

GTA business

The wholesale travel industry is highly fragmented, and GTA competes with global, regional and local wholesalers of accommodation, transportation, sightseeing and other travel-related products and services, including, among others, Miki Travel Limited, TUI Travel PLC’s Hotelbeds, Kuoni Travel Holding Ltd. and Tourico Holidays, Inc., regional or specialist wholesalers of travel-related products and services, and global, regional and local online hotel retailers in the Americas, Europe, MEA and APAC.

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

Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business, financial condition or results of operations.

If we fail to develop and deliver new innovative products or enhance our existing products and services in a timely and cost-effective manner in response to rapid technological change and market demands, our business will suffer.

Our industry is subject to constant and rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by our competitors may render our products or technologies obsolete or noncompetitive. We must develop innovative products and services and enhance our existing products and services to meet rapidly evolving market demands to attract travel agencies. The development process to design leading, sustainable and desirable products to generate new revenue streams and profits is lengthy and requires us to accurately anticipate technological changes and market trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop innovative products that are in demand by our customers, we may be unable to maintain existing customers or attract new customers. Customer and market requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or market specifications, not be competitive with products or services from our competitors that offer comparable or superior performance and functionality or fail to generate new revenue streams and profits. Our business will suffer if we fail to develop and introduce new innovative products and services or product and service enhancements on a timely and cost-effective basis.

Trends in pricing and other terms of agreements among airlines and travel agencies have become less favorable to us, and a further deterioration may occur in the future which could reduce our revenue and margins.

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDSs. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDSs, while withholding other content, such as lower cost web fares, for distribution via their own supplier.com websites unless the GDSs agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from individual GDSs as a means of obtaining lower booking fees or, alternatively, to charge GDSs to access their lower cost web fares. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and in Europe in the last ten years, such as the recent direct connect efforts of American Airlines, with such ticket sales generating more than 30% of revenue for airlines in the United States in 2008, compared to less than 3% of revenue in 1999. There also has been an increase in the number of airlines which have introduced unbundled, “à la carte” sales and optional services, such as fees for checked baggage or premium seats, which threaten to further fragment content and disadvantage GDSs by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.

We have entered into full-content agreements with most major carriers in the Americas and in Europe, and a growing number of carriers in MEA, which provide us with access to the full scope of fares and inventory which the carriers make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in APAC which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full-content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our distribution expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our contracts with two of the largest U.S. travel suppliers, US Airways and American Airlines, representing approximately 8% of transaction processing revenue for the year ended December 31, 2010, expire and are up for renewal in 2011. We are in discussions with American Airlines and US Airways to renew or extend their current full-content agreements with us. In addition, certain full-content agreements may be earlier terminated pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our revenue and financial condition. Equally, the removal of the discounts presently provided to these carrier under these agreements could also positively affect our revenue and financial condition.

In addition, GDSs have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to the GDS or to agree to a reduction in the financial incentives to be paid to them by the GDS in order to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. There is pressure on GDSs to provide highly competitive terms for such “opt-in” models as many travel agencies are dual automated, subscribing to more than one GDS at any given time. The “opt-in” model has been introduced in a number of situations in parallel with full-content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to full content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto the “opt-in” model becomes widely adopted, we could receive lower fees from the airlines. These lower fees are likely to be only partially offset by new fees paid by travel agencies and/or reduced inducement payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to full content without making further payment, which could have an adverse effect on the number of segments booked through our GDSs.

The level of fees and commissions we pay to travel agencies is subject to continuous competitive pressure as we renew our agreements with them. If we are required to pay higher rates of commissions, it will adversely affect our margins.

We may not be able to protect our technology effectively, which would allow competitors to duplicate our products and services and could make it more difficult for us to compete with them.

Our success and ability to compete depend, in part, upon our technology and other intellectual property, including our brands. Among our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation are protected principally under trade secret and copyright laws, which afford only limited protection. Unauthorized use and misuse of our technology and other intellectual property could have a material adverse effect on our business, financial condition or results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damage caused by unauthorized use.

Intellectual property challenges have been increasingly brought against members of the travel industry. We have in the past, and may in the future, need to take legal action to enforce our intellectual property rights, to protect our intellectual property or to determine the validity and scope of the proprietary rights of others. Any future legal action might result in substantial costs and diversion of resources and the attention of our management.

We depend on our supplier relationships, and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with airlines, hotels and other travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDSs, and could negatively impact the availability and competitiveness of travel products we offer. Our arrangements with travel suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten air travel suppliers by revenue, combined, accounted for approximately 35% of our revenue from GDS transaction processing for the year ended December 31, 2010.

Travel suppliers are increasingly focused on driving online demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future. For example, Delta Air Lines recently decided to cease selling its tickets through certain online websites. In addition, some LCCs historically have not distributed content through us or other third-party intermediaries. If the airline industry continues to shift from a full-service carrier model to a low-cost one, this trend may result in more carriers moving ticket distribution systems in-house and a decrease in the market for our products.

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

Travel suppliers are seeking to decrease their reliance on third-party distributors, including GDSs, for distribution of their content. For example, some travel suppliers have created or expanded commercial relationships with online and traditional travel agencies that book travel with those suppliers directly, rather than through a GDS. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, the percentage of bookings made without the use of a GDS at any stage in the chain between suppliers and end-customers, which we estimate was approximately 58% in 2010, may continue to increase. In this regard, American Airlines terminated certain agreements with Orbitz Worldwide in November 2010, in pursuit of a direct connect relationship with American Airlines rather than Orbitz Worldwide making bookings through our GDS. Currently, American Airlines tickets are not available for sale through Orbitz Worldwide or Expedia, and no American Airlines bookings are being made through our GDS by Orbitz Worldwide or Expedia. Continued efforts by American Airlines or any other major airline to encourage our subscribers to book directly rather than through our GDS will adversely affect our results of operations.

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

In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connect channels between travel suppliers and travel agencies, as well as new technologies that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air travel, may not translate in the same proportion to increases in volume passing through our GDSs, and we may therefore not benefit from a cyclical recovery in the travel industry to a similar extent as other industry participants.

We rely on third-party national distribution companies to market our GDS services in certain regions.

Our GDSs utilize third-party, independently owned and managed NDCs to market GDS products and distribute and provide GDS services in certain countries, including Austria, Greece, India, Kuwait, Lebanon, Pakistan, Syria, Turkey and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs. In the Middle East, in conjunction with the termination of an NDC agreement on December 31, 2008, we established our own sales and marketing organizations in the United Arab Emirates, Saudi Arabia and Egypt and entered into new NDC relationships with third parties in other countries.

We rely on our NDCs and the manner in which they operate their business to develop and promote our global GDS business. Our top ten NDCs generated approximately $230 million (12%) of our GDS revenue for the year ended December 31, 2010. We pay each of our NDCs a commission relative to the number of segments booked by subscribers with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees further and to lower commissions. Recent examples include Delta Air Lines, Inc.’s acquisition of Northwest Airlines Corp., the merger of United and Continental Airlines, Lufthansa’s acquisition of Swiss International, Brussels Airlines and Austrian Airlines, Air France’s acquisition of KLM and the proposed acquisition of AirTran Airways by Southwest Airlines. In addition, cooperation has increased within the oneworld, SkyTeam and Star alliances. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity, which may adversely impact the ability of the GDS business to generate revenue.

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

In addition, any consolidation among the airlines for which we provide IT hosting systems could impact our Airline IT Solutions business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate. For example, the integration of United and Continental resulted in United providing us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United, with a termination date of March 1, 2012. We expect that United will consolidate the internal reservations systems for United and Continental on the reservations system used by Continental. We expect that such termination will not have an impact on our financial results until 2012, at the earliest, and we expect that United’s integration work will likely require use of the Apollo system until at least some point in 2012. We expect that once United fully transitions off the Apollo system, which would be during the 2012 fiscal year at the earliest, it may adversely affect our results of operations due to the loss of fees resulting from this agreement, unless such revenue can be regained through the sale of other services to United or other carriers. If the United-Continental reservations system integration is delayed for any reason, including United requesting us to provide additional termination assistance and continuation of service, the financial impact on us may occur later in 2012 or may not occur at all. In addition, the integration of operations by Delta Air Lines, Inc. and Northwest Airlines Corp. resulted in a reduction in revenue and GDS Segment EBITDA in 2010.

Operational Risks

We rely on information technology to operate our businesses and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our businesses.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of Internet-based products and services, to change our services and infrastructure so they address evolving industry standards and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We have recently introduced a number of new products and services, such as Travelport Universal Desktop, Traversa corporate booking tool and next generation search and shopping functions. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.

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

Our GDS business relies primarily on a single data center to conduct its business.

Our GDS business, which utilizes a significant amount of our information technology, and the financial business systems rely on computer infrastructure primarily housed in our data center near Atlanta, Georgia, to conduct its business. In the event the operations of this data center suffer any significant interruptions or the GDS data center becomes significantly inoperable, such event would have a material adverse impact on our business and reputation and could result in a loss of customers. Although we have taken steps to strengthen physical and information security and add redundancy to this facility, the GDS data center could be exposed to damage or interruption from fire, natural disaster, power loss, war, acts of terrorism, plane crashes, telecommunications failure, computer malfunctions, unauthorized entry, IT hacking and computer viruses. The steps we have taken and continue to take to prevent system failure and unauthorized transaction activity may not be successful. Our limited use of backup and disaster recovery systems may not allow us to recover from a system failure fully, or on a timely basis, and our property and business insurance may not be adequate to compensate us for all losses that may occur.

We may not effectively integrate or realize anticipated benefits from future acquisitions.

We have pursued an active acquisition strategy as a means of strengthening our businesses and have, in the past, derived a significant portion of growth in revenue and operating income from acquired businesses. In the future, we may enter into other acquisitions and investments, including NDCs or joint ventures, based on assumptions with respect to operations, profitability and other matters that could subsequently prove to be incorrect. Furthermore, we may fail to successfully integrate any acquired businesses or joint ventures into our operations. If future acquisitions, significant investments or joint ventures do not perform in accordance with our expectations or are not effectively integrated, our business, operations or profitability could be adversely affected.

System interruptions, attacks and slowdowns may cause us to lose customers or business opportunities or to incur liabilities.

If we are unable to maintain and improve our IT systems and infrastructure, this might result in system interruptions and slowdowns. We have experienced system interruptions in the past and recently experienced attacks from individuals seeking to disrupt operations. In the event of system interruptions and/or slow delivery times, prolonged or frequent service outages or insufficient capacity which impedes us from efficiently providing services to our customers, we may lose customers and revenue or incur liabilities. In addition, our information technologies and systems are vulnerable to damage, interruption or fraudulent activity from various causes, including:

•	power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data and similar events;

•	computer viruses, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;

•	the failure of third-party software, systems or services that we rely upon to maintain our own operations; and

•	natural disasters, wars and acts of terrorism.

In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems, or any substantial loss of data, could significantly curtail our ability to conduct our businesses and generate revenue. We could incur financial liability from fraudulent activity perpetrated on our systems.

We are dependent upon software, equipment and services provided by third parties.

We are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our businesses. In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis or on commercially reasonable terms, or at all, or be able to do so without significant cost or disruptions to our businesses, and our relationships with our customers may be adversely impacted. We have experienced occasional system outages arising from services that were provided by one of our key third-party providers. Our failure to secure agreements with such third parties, or of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We provide IT services to travel suppliers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.

Through our Airline IT Solutions business, we provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of eleven airlines worldwide, including Delta and United, and provide IT subscription services for mission-critical applications in fares, pricing and e-ticketing, directly and indirectly, to 274 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively impact revenue. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

Delta, one of our largest IT services customers, has completed its acquisition of Northwest, another of our largest IT services customers. As part of their integration, Delta and Northwest have migrated to a common IT platform and will have reduced needs for our IT services after the integration. As a result of the integration of Delta’s and Northwest’s operations, which we managed, in 2010, the revenue and Travelport EBITDA attributable to contracts with these airlines, which include Airline IT Solutions and transaction processing services, decreased by approximately $22 million and $15 million, respectively.

In addition, in December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United, with a termination date of March 1, 2012. We expect that United will consolidate the internal reservations systems for United and Continental on the reservations system used by Continental. We expect that such termination will not have an impact on our financial results until 2012, at the earliest, and we expect that United’s integration work will likely require use of the Apollo system until at least some point in 2012. We expect that once United fully transitions off the Apollo system, which would be during the 2012 fiscal year at the earliest, it may adversely affect our results of operations due to the loss of fees resulting from this agreement, unless such revenue can be regained through the sale of other services to United or other carriers. If the United-Continental reservations system integration is delayed for any reason, including United requesting us to provide additional termination assistance and continuation of service, the financial impact on us may occur later in 2012 or may not occur at all.

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

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, government agencies in the United States have implemented initiatives to enhance national and aviation security in the United States, including the Transportation Security Administration’s Secure Flight program and the Advance Passenger Information System of U.S. Customs and Border Protection. These initiatives primarily affect airlines. However, to the extent that the airlines determine the need to define and implement standards for data that is either not structured in a format we use or is not currently supplied by our businesses, we could be adversely affected. In addition, the European Union and other governments are considering the adoption of passenger screening and advance passenger systems similar to the U.S. programs. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the type and format of data currently supplied by our businesses.

Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel-related data, as it pertains to individuals, as a result of differing views on the privacy of such data. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

We are exposed to risks associated with online commerce security.

The secure transmission of confidential information over the Internet is essential in maintaining travel supplier and travel agency confidence in our services. Substantial or ongoing data security breaches, whether instigated internally or externally on our system or other Internet-based systems, could significantly harm our business. Our travel suppliers currently require end customers to guarantee their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

We incur substantial expense to protect against and remedy security breaches and their consequences. However, our security measures may not prevent data security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our data security systems could also obtain proprietary information or cause significant interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause our current and potential travel suppliers and travel agencies to lose confidence in our data security, which would have a negative effect on the demand for our products and services.

Moreover, public perception concerning data security and privacy on the Internet could adversely affect customers’ willingness to use websites for travel services. A publicized breach of data security, even if it only affects other companies conducting business over the Internet, could inhibit the use of online payments and, therefore, our services as a means of conducting commercial transactions.

We have recently been the target of data security attacks and may experience attacks in the future. Although we have managed to substantially counter these attacks and minimize our exposure, there can be no assurances that we will be able to successfully counter and limit any such attacks in the future.

We are subject to additional risks as a result of having global operations.

We operate in approximately 160 countries. As a result of having global operations, we are subject to numerous risks. At any given time, one or more of the following principal risks may apply to any or all of countries in which we operate:

•	delays in the development, availability and use of the Internet as a communication, advertising and commerce medium;

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure;

•	differences and changes in regulatory requirements and exposure to local economic conditions;

•	changes in tax laws and regulations, and interpretations thereof;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights, particularly in the MEA region and Asia;

•	diminished ability to enforce our contractual rights;

•	currency risks; and

•	withholding and other taxes on remittances and other payments by subsidiaries.

Our ability to identify, hire and retain senior management and other qualified personnel is critical to our results of operations and future growth.

We depend significantly on the continued services and performance of our senior management, particularly our professionals with experience in the GDS industry. Any of these individuals may choose to terminate their employment with us at any time, subject to any notice periods. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any negative perceptions of our business as a result of those losses, could damage our brand image and our business. The specialized skills we require are difficult and time-consuming to acquire and, as a result, such skills are and are expected to remain in limited supply. It requires a long time to hire and train replacement personnel. An inability to hire, train and retain a sufficient number of qualified employees or ensure effective succession plans for critical positions could materially hinder our business by, for example, delaying our ability to bring new products and services to market or impairing the success of our operations. Even if we are able to maintain our employee base, the resources needed to attract and retain such employees may adversely affect our business, financial condition or results of operations.

We are controlled by The Blackstone Group L.P., our Sponsor, and this may result in conflicts of interest with us or the holders of our bonds in the future.

Investment funds associated with or designated by the Sponsor beneficially own substantially all of the outstanding voting shares of our ultimate parent company. As a result of this ownership the Sponsor is entitled to elect all or substantially all of our directors, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, including adopting most amendments to our articles of incorporation and approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests. Through its control of the Parent Guarantor, the Sponsor will control us and all of our subsidiaries.

The interests of the Sponsor may differ from yours in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsor and its affiliates, as equity holders, might conflict with your interests as a noteholder. The Sponsor and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a noteholder. Additionally, the indentures governing the notes offered hereby will permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Sponsor may have an interest in our doing so. For example, borrowings under our revolving credit facility and a portion of the proceeds from asset sales may be used for such purposes.

The Sponsor and its affiliates are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Sponsor may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions.

Financial and Taxation Risks

We have recorded and may need to record additional impairment charges relating to our businesses.

We assess the carrying value of goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, whenever events occur and circumstances change indicating potential impairment. During the third quarter of 2009, we observed indications of potential impairment related to our GTA segment, specifically that the business performance in what historically has been the strongest period for GTA, due to peak demand for travel, was weaker than expected. This resulted in a reduction to the revenue forecasts for GTA as it was concluded that the recovery in the travel market in which GTA operates will take longer than originally anticipated. As a result, an impairment assessment was performed. We determined that additional impairment analysis was required as the carrying value exceeded the fair value. The estimated fair value of GTA was allocated to the individual fair value of the assets and liabilities of GTA as if GTA had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value required us to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable. As a result of this assessment, we recorded a non-cash impairment charge of $833 million during the third quarter of 2009, of which $491 million related to goodwill, $87 million related to trademarks and trade names and $255 million related to customer relationships. This charge is included in the impairment of goodwill and intangible assets expense line item in the Travelport consolidated statement of operations for the period. A further deterioration in the GTA business, or in any of our other business, may lead to additional impairments in a future period.

We have a substantial level of indebtedness which may have an adverse impact on us.

We are highly leveraged. As of December 31, 2010, our total indebtedness was approximately $3.8 billion. We had an additional $243 million available for borrowing under our revolving credit facility and the ability to increase commitments under our revolving credit facility or to add incremental term loans by up to an additional $350 million. In addition, we maintain a $150 million synthetic letter of credit facility. As of December 31, 2010, we had approximately $13 million of commitments outstanding under our synthetic letter of credit facility and $131 million of commitments outstanding under our cash collateralized letter of credit facility. Pursuant to our separation agreement with Orbitz Worldwide, we maintain letters of credit under our letter of credit facilities on behalf of Orbitz Worldwide. As of December 31, 2010, we had commitments of approximately $72 million in letters of credit outstanding on behalf of Orbitz Worldwide.

Our substantial level of indebtedness could have important consequences for us, including the following:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our capital expenditure and future business opportunities;

•	exposing us to the risk of higher interest rates because certain of our borrowings, including borrowings under our senior secured credit agreement and our senior notes due 2014, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for acquisitions or other strategic purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage to our less highly leveraged competitors; and

•	making us more vulnerable to general economic downturns and adverse developments in our businesses.

In addition to our substantial level of indebtedness discussed above, on March 27, 2007, our direct parent, Travelport Holdings Limited, entered into a credit agreement in connection with a $1.1 billion senior unsecured payment-in-kind term loan (the “Holding Company Credit Agreement”) with Credit Suisse, Cayman Islands branch, as administrative agent, and certain lenders from time to time party thereto, as amended as of December 4, 2008. Interest on the term loan under the Holding Company Credit Agreement is capitalized quarterly in arrears at a rate currently at LIBOR plus 8%. Interest is paid-in-kind unless Travelport Holdings Limited elects to pay the interest in cash. As of December 31, 2010, approximately $665 million remained outstanding under the Holding Company Credit Agreement. The entire amounts outstanding of the term loans under the Holding Company Credit Agreement are due on March 27, 2012. Travelport Holdings Limited is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, Travelport Holdings Limited may be dependent upon dividends or distributions and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations under the Holding Company Credit Agreement. If Travelport Holdings Limited is unable to repay amounts outstanding under the Holding Company Credit Agreement when they become due, Travelport Holdings Limited’s failure to pay such amounts would not be a default under our senior secured credit agreement or the indentures governing our notes. However, if Travelport Holdings Limited were to restructure or refinance its obligations under the Holding Company Credit Agreement in a manner that results in a change of control under the terms of our senior secured credit agreement and the indentures governing our notes, or were to take other actions that result in such a change of control, we would be required to repay all amounts outstanding under our senior secured credit agreement and make an offer to purchase all of the outstanding notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and additional interest, if any. We may not have the ability to repay such amounts and make such note purchases which would result in a default under the senior secured credit agreement and the notes.

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our senior secured credit agreement and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, under our credit agreement, we are required to satisfy and maintain compliance with a leverage ratio. Our ability to meet that financial ratio can be affected by events beyond our control and, in the longer term, we may not be able to meet that ratio. A breach of any of these covenants could result in a default under the credit agreement and our indentures. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the credit agreement could take action or exercise remedies, including proceeding against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the credit agreement. If the lenders under the credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay the credit agreement as well as our unsecured indebtedness, including our notes.

Despite our high indebtedness level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in connection with an acquisition or for other strategic purposes in the future. In addition to our currently available borrowings, the terms of our indentures permit us to increase commitments under the revolving credit facility or to add incremental term loan facilities by an aggregate amount of up to $350 million. All of those borrowings and any other secured indebtedness permitted under the senior secured credit agreement and the indentures are effectively senior to our notes and the subsidiary guarantees. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness. If we were to increase such commitments, add such facilities or incur such obligations, the risks associated with our substantial level of indebtedness, which could limit our financial and operational flexibility, would increase.

Government regulation could impose taxes or other burdens on us, which could increase our costs or decrease demand for our products.

We rely upon generally accepted interpretations of tax laws and regulations in the countries in which we operate and for which we provide travel inventory. We cannot be certain that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not pay or collect on behalf of authorities and increase the costs of our products or services, which would increase our costs of operations.

Changes in tax laws or interpretations thereof may result in an increase in our effective tax rate.

We have operations in various countries that have differing tax laws and rates. A significant portion of our revenue and income is earned in countries with low corporate tax rates and we intend to continue to focus on growing our businesses in these countries. Our income tax reporting is subject to audit by domestic and foreign authorities, and our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties and the estimated values of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While most of our revenue is denominated in U.S. dollars, a portion of our revenue and costs, including interest obligations on a portion of our senior secured credit facilities under the Credit Agreement and on the euro-denominated Senior Notes due 2014 and senior subordinated notes, is denominated in other currencies, such as pounds sterling, the euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the

U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income or loss. Similarly, our local currency-based net assets, revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

Risks Related to Our Relationship with Orbitz Worldwide

We have recorded a significant charge to earnings, and may in the future be required to record additional significant charges to earnings if our investment in the equity of Orbitz Worldwide continues to be impaired.

We own approximately 48% of Orbitz Worldwide’s outstanding common stock, which we account for using the equity method of accounting. We recorded losses of $28 million related to our investment in Orbitz Worldwide for the year ended December 31, 2010.

We are required under U.S. GAAP to review our investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. We evaluate our equity investment in Orbitz Worldwide for impairment on a quarterly basis. This analysis is focused on the market value of Orbitz Worldwide common stock compared to the book value of such common stock. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. In addition, in the event that we acquire a majority interest in Orbitz Worldwide, we will be required to consolidate Orbitz Worldwide in our consolidated financial statements.

As of December 31, 2010, the fair market value of our investment in Orbitz Worldwide was approximately $273 million and the carrying value of our investment was approximately $91 million. The results of Orbitz Worldwide for the year ended December 31, 2010, were impacted by the impairment charge recorded by Orbitz Worldwide amounting to $81 million. During that period, in connection with Orbitz Worldwide’s annual impairment test for goodwill and intangible assets and as a result of lower than expected performance and future cash flows for its HotelClub and CheapTickets brands, Orbitz Worldwide recorded a non-cash impairment charge. We may be required in the future to record additional charges to earnings if our investment in the equity of Orbitz Worldwide becomes further impaired. Any such charges would adversely impact our results of operations.

Orbitz Worldwide is an important customer of our businesses.

Orbitz Worldwide is our largest GDS subscriber, accounting for 14% of our total air segments in the year ended December 31, 2010. In addition, Orbitz Worldwide, through a hotel inventory access agreement with our GTA business, accounted for approximately $2 million in net revenue, or 1% of GTA’s net revenue, in the year ended December 31, 2010. Our agreements with Orbitz Worldwide may not be renewed at their expiration or may be renewed on terms less favorable to us. In the event Orbitz Worldwide terminates its relationships with us or Orbitz Worldwide’s business is materially impacted for any reason and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDSs or GTA business, our business and results of operations would be adversely affected.

Legal and Regulatory Risks

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

Our businesses are regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We operate in a regulated industry. Our businesses, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and/or regulations applicable to us, which could decrease demand for products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

Our consumer and retail distribution channels are subject to laws and regulations relating to sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices. Our travel services are subject to regulation and laws governing the offer and/or sale of travel products and services, including laws requiring us to be licensed or bonded in various jurisdictions and to comply with certain disclosure requirements. As a seller of air transportation products in the United States, we are also subject to regulation by the U.S. Department of Transportation, which has authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority. We store a large volume of personally identifiable information which is subject to legislation and regulation in numerous jurisdictions around the world, including in the U.S., where we are safe harbor certified, and in Europe.

In Europe, revised CRS regulations entered into force on March 29, 2009. These regulations or interpretations of them may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees.

The CRS regulations require GDSs, among other things, to clearly and specifically identify in their displays any flights that are subject to an operating ban within the European Community and to introduce a specific symbol in their displays to identify each so-called blacklisted carrier. We include a link to the European Commission’s blacklist on the information pages accessible by travel agents through our Ask Travelport online facility. We are inhibited from applying a specific symbol to identify a blacklisted carrier in our displays as the European Commission’s blacklist does not currently identify blacklisted carriers with an IATA airline code, although work on a technical solution is currently under way. A common solution for all GDSs is being sought through further dialogue with the European Commission.

Annex 1(9) of the CRS regulations requires a GDS to display a rail or rail/air alternative to air travel, on the first screen of their principal displays, in certain circumstances. We currently have few rail participants in our GDSs. We can display direct point to point rail services in our GDS principal displays, for those rail operators that participate in our GDSs. Given the lack of harmonization in the rail industry, displaying rail connections in a similar way to airline connections is extremely complex, particularly in relation to timetabling, ticketing and booking systems. We are working towards a solution that will include functionality to search and display connected rail alternatives at such time as the rail industry in Europe provides a technically efficient means to do so. We understand that such efficiencies lie at the heart of the European Commission’s policy objectives to sustain a high quality level of European rail services in the future.

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

Headquarters and Corporate Offices

Our headquarters are located in New York, New York, under a lease with a term of 4 years which expires in April 2011. We anticipate moving our principal executive office to Atlanta in the second quarter of 2011. Our Atlanta lease has a term of ten years and expires in December 2014.

We also have an office in leased space in Langley in the United Kingdom, under a lease with a term of 20 years which expires in June 2022.

Operations

Our GDS operational business global headquarters are located in our Langley, United Kingdom offices. Our GDS operational business U.S. headquarters are located in Atlanta, Georgia.

Our GTA operational business global headquarters are located in London, United Kingdom, under a lease with a term of 15 years which expires in June 2022.

In addition, we have leased facilities in 39 countries that function as call centers or fulfillment or sales offices. Our GDS product development centers are located in leased offices in Denver, Colorado, under a 15 year lease expiring in July 2014 and leased offices in Kansas City, Missouri under a lease expiring in February 2021.

The table below provides a summary of our key facilities:

Location	Purpose	Leased / Owned

New York, New York	Corporate Headquarters	Leased
Langley, United Kingdom	GDS Operational Business Global Headquarters	Leased
Atlanta, Georgia	GDS Operational Business U.S. Headquarters	Leased
London, United Kingdom	GTA Operational Business Global Headquarters	Leased
Atlanta, Georgia	GDS Data Center	Leased
Denver, Colorado	GDS Product Development Center	Leased
Denver, Colorado	GDS Data Center	Owned
Kansas City, Missouri	GDS Product Development Center	Leased

Data Centers

We operate a data center out of leased facilities in Atlanta, Georgia, pursuant to a lease that expires in August 2022. The Atlanta facility is leased from Delta. In September 2008, we moved our primary systems infrastructure and web and database servers for our Galileo GDS operations from our Denver, Colorado facility to the Atlanta, Georgia facility, which, prior to the consolidation, supported our Worldspan operations. The Atlanta data center powers our consolidated GDS operations and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Technology (a subsidiary of Delta). We and Delta each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area. We use our data center in Denver, which we own, to offer disaster recovery and co-location services.

We believe that our properties are sufficient to meet our present needs, and they do not anticipate any difficulty in securing additional space, as needed, on acceptable terms

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Financing Arrangements” for a discussion of potential restrictions on our ability to pay dividends or make distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2008, 2007 and 2006 and the statement of operations data and statement of cash flows data for the year ended December 31, 2007 and the periods July 13, 2006 (Formation Date) through December 31, 2006 and January 1, 2006 through August 22, 2006 are derived from audited financial statements that are not included in this Annual Report on Form 10-K.

On August 23, 2006, we completed the Acquisition. Prior to the Acquisition, our operations were limited to entering into derivative transactions related to the debt that was subsequently issued. As a result, the Travelport businesses of Avis Budget Group, Inc. are considered a predecessor company (the “Predecessor”) to Travelport. The financial statements as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2010, 2009, 2008 and 2007 and for the period July 13, 2006 (Formation Date) to December 31, 2006 are for Travelport on a successor basis (the “Company”).

On August 21, 2007, we acquired 100% of Worldspan for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers worldwide and its results are included as part of our GDS segment from the acquisition date forward.

We were the sole owner of Orbitz Worldwide, until July 25, 2007 when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. We continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, we transferred approximately 11% of the then outstanding equity in Orbitz Worldwide to affiliates. As a result of this transaction, effective October 31, 2007, we no longer consolidate Orbitz Worldwide, and account for our investment in Orbitz Worldwide under the equity method of accounting.

The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The combined results of the Predecessor for the period from January 1, 2006 through August 22, 2006 are not necessarily comparable to subsequent periods of the Company due to the change in basis of accounting resulting from our acquisition of the Predecessor and the change in capital structure. Our historical financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Statement of Operations Data

						Predecessor
	Company (Consolidated)					(Combined)

					July 13, 2006
					(Formation	January 1,
					Date)	2006
	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	December 31,	December 31,	August 22,
(in $ millions)	2010	2009	2008	2007	2006	2006
Net revenue	2,290	2,248	2,527	2,780	823	1,693

Costs and expenses
Cost of revenue	1,164	1,090	1,257	1,170	375	714
Selling, general and administrative	547	567	649	1,287	344	647
Separation and restructuring charges	13	19	27	90	18	92
Depreciation and amortization	252	243	263	248	77	123
Impairment of goodwill, other intangible assets and other long-lived assets	—	833	—	1	14	2,364
Other (income) expense	—	(5)	7	2	—	(7)

Total costs and expenses	1,976	2,747	2,203	2,798	828	3,933

Operating income (loss)	314	(499)	324	(18)	(5)	(2,240)
Interest expense, net	(272)	(286)	(342)	(373)	(150)	(39)
Gain on early extinguishment of debt	2	10	29	—	—	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide and other investments	44	(775)	11	(391)	(155)	(2,279)
(Provision) benefit for income taxes	(60)	68	(43)	(41)	(3)	116
Equity in losses of investment in Orbitz Worldwide and other investments	(28)	(162)	(144)	(4)	(1)	(1)

Loss from continuing operations, net of tax	(44)	(869)	(176)	(436)	(159)	(2,164)
Loss from discontinued operations, net of tax	—	—	—	(1)	(2)	(6)
(Loss) gain from disposal of discontinued operations, net of tax	—	—	—	(6)	8	(6)

Net loss	(44)	(869)	(176)	(443)	(153)	(2,176)
Net loss (income) attributable to non-controlling interest in subsidiaries	1	(2)	(3)	3	—	—

Net loss attributable to the Company	(43)	(871)	(179)	(440)	(153)	(2,176)

Balance Sheet Data

	December 31,	December 31,	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008	2007	2006

Cash and cash equivalents	242	217	345	309	85
All other current assets	557	524	557	714	649
Property and equipment, net	521	452	491	532	508
Goodwill, trademarks and tradenames, and other intangible assets, net	2,738	2,887	3,789	3,984	4,480
All other non-current assets	442	266	388	611	416

Total assets	4,500	4,346	5,570	6,150	6,138

Total current liabilities	1,010	927	923	1,043	1,179
Long-term debt	3,796	3,640	3,783	3,751	3,623
All other non-current liabilities	366	371	445	466	569

Total liabilities	5,172	4,938	5,151	5,260	5,371

Total equity	(672)	(592)	419	890	767

Total liabilities and equity	4,500	4,346	5,570	6,150	6,138

Statement of Cash Flows Data

						Predecessor
	Company (Consolidated)					(Combined)

					July 13, 2006
					(Formation	January 1,
	Year Ended	Year Ended	Year Ended	Year Ended	Date) Through	2006 Through
	December 31,	December 31,	December 31,	December 31,	December 31,	August 22,
(in $ millions)	2010	2009	2008	2007	2006	2006
Net cash provided by operating activities of continuing operations	284	239	124	224	—	268
Net cash (used in) provided by investing activities of continuing operations	(241)	(55)	(84)	(1,141)	(4,310)	84
Net cash (used in) provided by financing activities of continuing operations	(22)	(317)	6	1,137	4,394	(382)
Effects of changes in exchange rates on cash and cash equivalents	4	5	(10)	4	2	8

Net increase (decrease) in cash and cash equivalents	25	(128)	36	224	86	(22)
Cash provided by (used in) discontinued operations	—	—	—	2	1	(7)

Net increase (decrease) in cash and cash equivalents	25	(128)	36	226	87	(29)

Other Financial Data

Predecessor
	Company (Consolidated)							(Combined)

July 13, 2006
(Formation
							Date)	January 1,
	Year Ended		Year Ended	Year Ended		Year Ended	Through	2006 Through
	December		December	December		December	December	August
	31, 2010		31, 2009	31, 2008		31, 2007	31, 2006	22, 2006
Ratio of earnings to fixed charges(a)	1.16	x	n/a	1.04	x	n/a	n/a	n/a

(a)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents income from continuing operations before income taxes plus fixed charges. Fixed charges comprise interest for the period and includes amortization of debt financing costs and the interest portion of rental payments. Due to the losses in the year ended December 31, 2009, the year ended December 31, 2007, the period July 13, 2006 (Formation Date) to December 31, 2006 and the period from January 1, 2006 to August 22, 2006, earnings would have been insufficient to cover fixed charges by $775 million, $391 million, $155 million and $2,279 million, respectively.

Selected Quarterly Financial Data — Unaudited

Provided below is selected unaudited quarterly financial data for 2010 and 2009:

	2010
(in $ millions)	First	Second	Third	Fourth

Net revenue	581	598	582	529
Cost of revenue	311	297	291	265
Operating income	60	95	104	55
Net (loss) income	(21)	22	24	(69)

	2009
(in $ millions)	First	Second	Third(a)	Fourth

Net revenue	553	592	570	533
Cost of revenue	278	286	270	256
Operating income (loss)	57	115	(740)	69
Net (loss) income	(170)	40	(740)	1

(a)	During the third quarter of 2009, we recorded an impairment charge of $833 million, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and the financial condition for each of the years ended December 31, 2010, 2009 and 2008, should be read in conjunction with the consolidated financial statements and related notes reported in accordance with US GAAP and included elsewhere in the document. The discussion includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this document, particularly under the heading “Item 1A: Risk Factors” and “Forward-Looking Statements”. Unless otherwise noted, all amounts are in $ millions.

Overview

We are a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe we are one of the most diversified of such companies in the world, both geographically and in the scope of the services we provide.

We are comprised of two businesses:

•	The GDS business consists of our GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 800 active travel suppliers and approximately 67,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2010, approximately 170 million tickets were issued through our GDS business, with approximately six billion stored fares normally available at any one time. Our GDS business executed an average of 77 million searches and processed up to 1.8 billion travel-related messages per day in 2010.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for United and Delta as well as seven other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services, directly and indirectly, to over 270 airlines and airline ground handlers globally.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory in over 150 countries, through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels. GTA has an inventory of approximately 34,000 hotels worldwide, a substantial number of which are independent of major hotel chains, and over 69 million hotel rooms on an annual basis.

On March 5, 2011, we reached an agreement to sell our GTA business to Kuoni Travel Holding Ltd. for gross consideration of $720 million, subject to certain closing adjustments based on minimum cash and working capital and indebtedness targets at the time of closing. The proposed sale is subject to the approval by the shareholders of Kuoni of a capital increase to finance the transaction. We will use the net proceeds from the sale to repay certain of the indebtedness outstanding under our senior secured credit agreement. The transaction is scheduled to be completed in May 2011.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Years Ended December 31,
(in $ millions, except where indicated)	2010	2009	2008

Travelport KPIs
Net revenue	2,290	2,248	2,527
Operating income (loss)	314	(499)	324
Travelport Adjusted EBITDA	629	632	716
GDS KPIs
Net revenue	1,996	1,981	2,171
GDS Segment EBITDA	560	602	591
GDS Segment Adjusted EBITDA	587	628	669
Segments (in millions)
Americas	172	170	182
Europe	84	80	88
APAC	55	48	51
MEA	38	40	52
Total	349	338	373
GTA KPIs
Net revenue	294	267	356
GTA Segment EBITDA	82	(776)	110
GTA Segment Adjusted EBITDA	84	59	110
Room nights (in millions)	11.9	10.0	11.4
Total Transaction Value (“TTV”)	1,887	1,594	1,887

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

We define Travelport Adjusted EBITDA as income (loss) before equity in earnings (losses) of investment in Orbitz Worldwide, interest, income tax, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management across our company to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the acquisition of Worldspan and subsequent integration, the transfer of our finance and human resources function from the United States to the United Kingdom and the associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, impairment of goodwill and intangible assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, development of a global on-line travel platform and non-cash equity-based compensation.

The following table provides a reconciliation of Travelport Adjusted EBITDA to net loss:

	Years Ended December 31,
(in $ millions)	2010	2009	2008

Net loss	(44)	(869)	(176)
Equity in losses of investment in Orbitz Worldwide	28	162	144
Provision (benefit) for income taxes	60	(68)	43
Depreciation and amortization	252	243	263
Interest expense, net	272	286	342

EBITDA	568	(246)	616
Adjustments:
Disposed EBITDA(1)	—	—	8
Sponsor monitoring fees	—	7	8
Acquisition and corporate transaction costs(2)	34	23	69
Restructuring charges(3)	13	19	27
Impairment	—	833	—
Equity-based compensation	5	10	5
Unrealized losses (gains) on foreign exchange derivatives	3	(6)	6
Other(4)	6	(8)	(23)

Total adjustments	61	878	100

Travelport adjusted EBITDA	629	632	716

(1)	Disposed EBITDA represents the EBITDA of a non-core GDS business disposed during the year ended December 31, 2008.

(2)	Acquisition and corporate transaction costs represents costs related to the integration of Worldspan, costs associated with the relocation of Travelport’s finance and human resource functions from the United States to the United Kingdom, strategic transaction costs (including the proposed offering of securities and other Company-related costs), other costs related to non-core GDS businesses and a gain on the sale of Travelport’s Indian service organization. This amount does not include items classified as impairment or restructuring charges, which are included as separate line items.

(3)	Restructuring charges represent the costs recorded during the period to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(4)	Other includes gains on the extinguishment of debt (totaling $2 million, $10 million and $29 million for the years ended December 31, 2010, 2009 and 2008, respectively), amounts relating to purchase accounting impacts, including deferred revenue adjustments, recorded at the time of the Acquisition (totaling $3 million for each of the years ended December 31, 2010, 2009 and 2008, respectively), a $6 million write-off of property and equipment for the year ended December 31, 2010 and a $5 million gain on the sale of assets for the year ended December 31, 2009.

GDS KPIs

We monitor the performance of our GDS segment based on both financial and operational measures. These include the following:

Segments:  We record and charge one booking fee for each segment of an air travel itinerary (e.g., two segments for a round-trip airline ticket) and one booking fee for each hotel booking, car rental or cruise booking, regardless of the length of time or cost associated with the booking.

Segment Adjusted EBITDA:  Segment Adjusted EBITDA is defined as Segment EBITDA (our GAAP segment profitability measure) adjusted to exclude certain items that management believes necessary to provide a measure of performance for our segment operations. Segment Adjusted EBITDA is a non-GAAP financial measure and is not a substitute for Segment EBITDA or operating income (loss). We use Segment Adjusted EBITDA for evaluating our business results, forecasting and determining future capital investment allocations.

Provided below is a reconciliation of GDS Segment EBITDA to GDS Segment Adjusted EBITDA:

	GDS
	Years Ended December 31,
(in $ millions)	2010	2009	2008

GDS Segment EBITDA	560	602	591
Adjustments:
Disposed EBITDA(1)	—	—	8
Acquisition and corporate transaction costs(2)	11	17	54
Restructuring charges(3)	6	6	14
Other(4)	10	3	2

Total adjustments	27	26	78

GDS Segment Adjusted EBITDA	587	628	669

(1)	Disposed EBITDA represents the EBITDA of a non-core GDS business disposed during the year ended December 31, 2008.

(2)	GDS acquisition and corporate transaction costs represent costs related to the integration of Worldspan, costs associated with the relocation of our finance and human resource functions from the United States to the United Kingdom, strategic transaction costs, and certain other costs related to non-core GDS businesses. This measure does not include items classified as impairment or restructuring charges, which are included as separate line items.

(3)	Restructuring charges represent the costs recorded during the period to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(4)	Other includes amounts relating to purchase accounting impacts, including deferred revenue adjustments, recorded at the time of Acquisition (totaling $3 million for each of the years ended December 31, 2010, 2009 and 2008, respectively) and a $6 million write-off of property and equipment for the year ended December 31, 2010.

GTA KPIs

We monitor the performance of our GTA segment based on both financial and operational measures. These include the following:

Room Nights:  Room nights for GTA represents the total number of room nights sold to tour operators, wholesalers, travel agencies and directly to travelers on our customer websites.

TTV:  TTV for GTA represents the total dollar value of the inventory of hotel rooms sold to tour operators, wholesalers, travel agencies and directly to travelers on our customer websites and the dollar value of ground transportation and other services provided to travel agencies and tour operators.

Segment Adjusted EBITDA:  Segment Adjusted EBITDA is defined as Segment EBITDA (our GAAP segment profitability measure) adjusted to exclude certain items that management believes necessary to provide a measure of performance for our segment operations. Segment Adjusted EBITDA is a non-GAAP financial measure and is not a substitute for Segment EBITDA or operating income (loss). We use Segment Adjusted EBITDA for evaluating our business results, forecasting and determining future capital investment allocations.

Provided below is a reconciliation of GTA Segment EBITDA to GTA Segment Adjusted EBITDA:

	GTA
	Years Ended December 31,
(in $ millions)	2010	2009	2008

GTA Segment EBITDA	82	(776)	110
Adjustments:
Acquisition and corporate transaction costs(1)	—	(2)	(4)
Restructuring charges(2)	2	4	4
Impairment	—	833	—

Total adjustments	2	835	—

GTA Segment Adjusted EBITDA	84	59	110

(1)	GTA acquisition and corporate transaction costs comprise non-recurring items, including a gain on the sale of our Indian service organization. This measure does not include items classified as impairment or restructuring charges, which are included as separate line items.

(2)	Restructuring charges represent the costs recorded during the period to enhance our organizational efficiency and to consolidate and rationalize existing processes.

Segments

Our management and Chief Operating Decision Maker (“CODM”) use Segment EBITDA to measure segment operating performance. Segment EBITDA is defined as income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide, before depreciation and amortization, interest expense, net, gain on early extinguishment of debt, each of which is presented in the Company’s consolidated statements of operations. Certain expenses which are managed outside of the segment are excluded from the segment results and are included within corporate and unallocated as reconciling items. Segment EBITDA is not intended to be a measure of free cash flows available for either management or the CODM’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Management and the CODM believe Segment EBITDA is helpful in highlighting trends because it excludes the results of transactions that are not considered to be directly related to the underlying segment operations and excludes costs associated with decisions made at the corporate level such as company-wide equity compensation plans and the impact of financing arrangements and certain derivative transactions.

Segment EBITDA may not be comparable to similarly named measures used by other companies. In addition, this measure should neither be considered as a measure of liquidity or cash flows from operations nor a measure comparable to net income as determined under US GAAP as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments, and other costs associated with items unrelated to our ongoing operations.

GDS

Net Revenue

GDS Transaction Processing Net Revenue:  GDS revenue is primarily derived from transaction fees paid by travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDSs operate an electronic marketplace in which travel suppliers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel suppliers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel suppliers’ services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the GDS. We record and charge one transaction for each segment of an air travel itinerary (e.g., two transactions for a round-trip airline ticket), and one transaction for each car rental, hotel or cruise booking, regardless of the length of time associated with the booking.

Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDSs. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, which are not significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The later recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

In international markets, our GDS business employs a hybrid sales and marketing model consisting of direct sales, SMOs and indirect NDCs. In the United States, our GDS business only employs an SMO model. In markets supported by the Company’s SMOs, we enter into agreements with subscribers which provide for inducements in the form of cash payments, equipment or other services. The amount of the inducements varies depending upon the volume of the subscriber’s business. We establish liabilities for these inducements and recognize the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, we defer and amortize the expense over the life of the contract. In markets not supported by our SMOs, the GDSs utilize an NDC structure, where feasible, in order to take advantage of the NDC partner’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC’s territory.

GDS Airline IT Solutions Net Revenue:  Our GDS business also provides technology services and solutions for the airline and hotel industry focusing on marketing and sales intelligence, reservation and passenger service system and e-commerce solutions. Such revenue is recognized as the service is performed.

Operating Expenses

Cost of revenue consists of direct costs incurred to generate revenue, including inducements paid to travel agencies who subscribe to the GDSs, commissions and costs incurred for NDCs and costs for call center operations, data processing and related technology costs. Technology management costs, data processing costs and telecommunication costs included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating our Internet sites and payments to outside contractors.

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

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

Gross Revenue

For approximately 1% of the hotel reservations that it provides, GTA assumes the inventory risk, resulting in recognition of revenue on a gross basis upon departure.

Operating Expenses

Cost of revenue consists of direct costs incurred to generate revenue, including costs for call center operations and the cost of hotel rooms for reservations provided where GTA assumes the inventory risk.

SG&A expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions:  Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. For the year ended December 31, 2010, approximately 83% of our segment volumes were represented by air segments flown, 4% of segment volumes attributable to other air segments (such as cancellations on the day of travel), with land and sea bookings accounting for the remaining 13%. Between 2003 and 2009, air travel volumes increased at a compounded annual growth rate of 5.1%, approximately twice the rate of global GDP. During the recent global economic recession, air travel volumes declined, with air passenger volumes showing a modest growth of 1.6% in 2008, a decline of 2.1% in 2009 and growth of approximately 7% in 2010, each as compared to its previous year. TTV for the GTA business is driven by room nights and average daily rates. The GTA business has recovered strongly, with an increase in room nights in 2010 as compared to 2009. TTV was lower in 2009 as travelers reduced overnight stays due to the global recession and hotels reduced rates in an attempt to maintain volumes.

Our Share of the GDS Industry:  For the year ended December 31, 2010, we accounted for 28% of global GDS-processed air segments. Our share of GDS-processed air segments increased significantly following the Worldspan Acquisition, from an estimated 22% in 2006 to 29% in 2009, declining marginally to 28% in 2010. Our share of the GDS industry has been impacted by (i) the loss of Worldspan’s business with Expedia, a decision that was made prior to the Worldspan Acquisition but which impacted us after the Worldspan Acquisition, (ii) growth in the online travel agent channel compared to traditional travel agencies, particularly in Europe, where our products and services for online travel agencies during the period were less competitive, and (iii) our strategic decision to transition from a NDC operating model in certain Middle Eastern countries to using SMOs, resulting in improved margins but reduced segment volumes.

GDS Air Travel Cancellations:  The GDS business typically earns a fee for each segment cancellation. Revenue is earned as normal on subsequent rebookings, unless further cancellations prior to the day of departure are made, in which case we receive a smaller fee on each cancellation. In periods where significant volumes of cancellations prior to the day of departure are made, average revenue per segment increases significantly due to the additional fees with no associated increase in segment volume. For example, during the fourth quarter of 2008, the GDS business experienced an unusually large number of cancelled bookings prior to the day of departure as travelers, particularly in the corporate sector, cancelled travel plans as a result of the onset of the global economic recession.

Consolidations within the Airline Industry:  Delta, one of our largest Airline IT services customers, completed its acquisition of Northwest, another of our largest Airline IT services customers, in 2009. As part of their integration, Delta and Northwest have migrated to a common IT platform and will have reduced needs for our IT services after the integration. In addition in December 2010, following the merger of United Airlines with Continental Airlines, Travelport received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by Travelport for United Airlines, with a termination date of March 1, 2012. As a result of such consolidations within the airline industry, our annual revenue and EBITDA in 2010 has decreased compared to 2009 and will reduce further in future periods.

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

Foreign Exchange Movements:  We transact business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro, Australian dollar and Japanese yen). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

					Reconciling Items
					Corporate and Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
(in $ millions)	2010	2009	2010	2009	2010	2009	2010	2009

Net revenue	1,996	1,981	294	267	—	—	2,290	2,248
Costs and expenses
Cost of revenue	1,119	1,049	45	41	—	—	1,164	1,090
Selling, general and administrative	311	326	165	165	71	76	547	567
Restructuring charges	6	6	2	4	5	9	13	19
Depreciation and amortization	207	180	42	56	3	7	252	243
Impairment of goodwill and other intangible assets	—	—	—	833	—	—	—	833
Other income	—	(2)	—	—	—	(3)	—	(5)

Total costs and expenses, net	1,643	1,559	254	1,099	79	89	1,976	2,747

Operating income (loss)	353	422	40	(832)	(79)	(89)	314	(499)
Depreciation and amortization	207	180	42	56

Segment EBITDA	560	602	82	(776)

Interest expense, net							(272)	(286)
Gain on early extinguishment of debt							2	10

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide							44	(775)
(Provision) benefit for income taxes							(60)	68
Equity in losses of investment in Orbitz Worldwide							(28)	(162)

Net loss							(44)	(869)

Consolidated Results

The net revenue increase of $42 million (2%) consists of a $15 million (1%) growth in our GDS segment and a $27 million (10%) growth in our GTA segment. The growth in net revenue is primarily due to increased global demand which has resulted in volume growth in both our GDS and GTA segments as described in more detail in the segment analysis below.

The cost of revenue increase of $74 million (7%) is attributable to a $70 million (7%) increase in our GDS segment as a result of higher commission costs, higher transaction volumes, and a $4 million (10%) increase in our GTA segment as described in more detail in the segment analysis below.

The SG&A expense decrease of $20 million (4%) is primarily due to a $15 million (5%) decrease in our GDS segment expenses as detailed in the GDS segment analysis below and a $5 million (7%) decrease in our corporate costs and expenses not allocated to the segments as detailed below.

	Year Ended
	December 31,
(in $ millions)	2010	2009

Corporate administrative expenses	42	55
Transaction and integration costs	23	9
Equity-based compensation	5	10
Sponsor monitoring fees	—	7
Loss (gain) on foreign currency derivatives and other	1	(5)

Total	71	76

The $14 million (155%) increase in transaction and integration costs is due to costs incurred in relation to a proposed offering of securities. The $13 million (24%) decrease in corporate administrative expenses is primarily the result of cost savings resulting from restructuring programs and effective cost management.

Restructuring Charges

Restructuring charges decreased $6 million (32%) from $19 million for the year ended December 31, 2009 to $13 million for the year ended December 31, 2010.

In 2010, a charge of $7 million was incurred, including $4 million related to exiting a lease arrangement in the United States, as a part of our actions to enhance organizational efficiency and to consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007. Additionally, further strategic initiatives to consolidate and rationalize certain of our centralized functions and existing processes were undertaken in the fourth quarter of 2010 resulting in a charge of $6 million. Charges of $19 million incurred in 2009 relate to restructuring activities, initiated upon the acquisition of Worldspan.

Depreciation and Amortization

Depreciation and amortization increased by $9 million (4%) primarily due to increased depreciation within the GDS segment following the purchase of new software and equipment from IBM, partially offset by a lower amortization expense in the GTA segment as a result of a reduction in the amortizable intangible asset values following the impairment charge in the third quarter of 2009.

Impairment of Goodwill and Intangible Assets

We recorded an impairment of goodwill and other intangible assets of $833 million during the year ended December 31, 2009 within the GTA segment. No impairment charges were incurred for the year ended December 31, 2010.

Other Income

Other income decreased by $5 million. We recorded a gain of $2 million in the GDS segment and $3 million within corporate as a result of sale of assets in 2009, with no such gains or losses recorded in 2010.

Interest Expense, Net

Interest expense, net, decreased by $14 million (5%) as a result of a reduction in the underlying interest charge of $16 million due to lower interest rates, a $13 million decrease due to a change in the fair value of interest rate derivative instruments, partially offset by $8 million of incremental finance costs incurred and a $7 million increase in amortization of debt discount and issuance cost as a result of our debt refinancing in 2010.

Gain on Early Extinguishment of Debt

During the year ended December 31, 2010, we repurchased $20 million of our senior notes at a discount, resulting in a $2 million gain from early extinguishment of debt. During the year ended December 31, 2009, we repurchased approximately $1 million principal amount of our dollar denominated notes and approximately $25 million principal amount of our euro denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt.

(Provision) Benefit for Income Taxes

Our tax (provision) benefit differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the forecast losses in that jurisdiction and release of a portion of that allowance in 2009; and (iii) certain costs and expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax (provision) benefit at the US tax rate of 35% is as follows:

	Year Ended
	December 31,
(in $ millions)	2010	2009

Tax (provision) benefit at US Federal statutory rate of 35%	(16)	271
Taxes on non-US operations at alternative rates	(26)	(53)
Liability for uncertain tax positions	(3)	(13)
Valuation allowance (provided) released	(16)	16
Non-deductible impairment charges and amortization of intangible assets	—	(175)
Non-deductible costs and expenses	2	(3)
Other	(1)	25

(Provision) benefit for income taxes	(60)	68

Equity in Losses of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $28 million for the year ended December 31, 2010 compared to $162 million in the year ended December 31, 2009. These losses reflect our 48% ownership interest in Orbitz Worldwide. Orbitz Worldwide recorded an impairment charge on certain of its intangible assets amounting to $81 million and $332 million for the years ended December 31, 2010 and 2009, respectively.

GDS Segment

Net Revenue

GDS revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2010	2009	$	%

Transaction processing revenue	1,797	1,758	39	2
Airline IT solutions revenue	199	223	(24)	(11)

GDS revenue	1,996	1,981	15	1

Transaction processing revenue by region is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2010	2009	$	%

Americas	717	726	(9)	(1)
Europe	523	505	18	4
MEA	257	263	(6)	(2)
APAC	300	264	36	14

Transaction processing revenue	1,797	1,758	39	2

GDS revenue increased $15 million (1%) as a result of a $39 million (2%) increase in transaction processing revenue, partially offset by a $24 million (11%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased $9 million (1%) due to a 3% decline in average revenue per segment partially offset by a 2% increase in segments. Europe transaction processing revenue increased $18 million (4%) due to a 5% increase in segments, offset by a 1% decline in average revenue per segment. MEA transaction processing revenue decreased $6 million (2%) due to a 2% increase in average revenue per segment which was offset by a 4% decline in segments. APAC transaction processing revenue increased $36 million (14%) due to a 13% increase in segments and a 1% increase in average revenue per segment. Airline IT Solutions revenue decreased $24 million (11%) due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the year ended December 31, 2010, as reflected in the 3% increase in segment volumes which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

GDS cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2010	2009	$	%

Commissions	859	771	88	11
Telecommunication and technology costs	260	278	(18)	(6)

GDS cost of revenue	1,119	1,049	70	7

GDS cost of revenue increased by $70 million (7%) as a result of an $88 million (11%) increase in commissions paid to travel agencies and NDCs offset by an $18 million (6%) decrease in telecommunication and technology costs. The increase in commissions is attributable to the 3% growth in volumes and an increase in the average rate of agency commissions. There was a decrease in telecommunications and technology costs primarily due to the efficiencies from our recent investment in IT infrastructure.

Selling, General and Administrative (SG&A)

GDS SG&A decreased $15 million (5%) primarily as a result of a $44 million reduction in administrative costs, including a reduction in wages and benefits as a result of effective cost management; offset by a $21 million adverse movement in costs due to foreign exchange; and a one-time gain of $8 million realized in 2009 from a commercial legal settlement.

GTA Segment

Net Revenue

GTA revenue increased $27 million (10%) from $267 million in the year ended December 31, 2009 to $294 million in the year ended December 31, 2010. The increase in revenue is due to an increase in TTV, which rose by 18% in the year ended December 31, 2010 primarily due to a 19% growth in the number of room nights. The revenue increase is partially offset by a reduction in margin on sales and foreign exchange rate movements.

Cost of Revenue

GTA cost of revenue increased $4 million (10%) from $41 million in the year ended December 31, 2009 to $45 million in the year ended December 31, 2010 primarily driven by incremental costs incurred to support growth. The cost of transactions for which GTA takes inventory risk was $18 million for each of the years ended December 31, 2010 and December 31, 2009.

Selling, General and Administrative (SG&A)

GTA SG&A remained flat at $165 million for each of the years ended December 31, 2010 and 2009, primarily due to a decrease in bad debt expense of $10 million as a result of a reduction in the level of delinquencies experienced during the period, offset by a $11 million increase in personnel related costs to support the business growth.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

					Reconciling Items
					Corporate and Unallocated
	GDS Segment		GTA Segment		Expenses		Consolidated
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
(in $ millions)	2009	2008	2009	2008	2009	2008	2009	2008

Net revenue	1,981	2,171	267	356	—	—	2,248	2,527
Costs and expenses
Cost of revenue	1,049	1,186	41	71	—	—	1,090	1,257
Selling, general and administrative	326	373	165	171	76	105	567	649
Restructuring charges	6	14	4	4	9	9	19	27
Depreciation and amortization	180	194	56	63	7	6	243	263
Impairment of goodwill and other intangible assets	—	—	833	—	—	—	833	—
Other (income) expense, net	(2)	7	—	—	(3)	—	(5)	7

Total costs and expenses, net	1,559	1,774	1,099	309	89	120	2,747	2,203

Operating income (loss)	422	397	(832)	47	(89)	(120)	(499)	324
Depreciation and amortization	180	194	56	63

Segment EBITDA	602	591	(776)	110

Interest expense, net							(286)	(342)
Gain on early extinguishment of debt							10	29

(Loss) income from operations before income taxes and equity in losses of investment in Orbitz Worldwide							(775)	11
Benefit (provision) for income taxes							68	(43)
Equity in losses of investment in Orbitz Worldwide							(162)	(144)

Net loss							(869)	(176)

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

The SG&A decrease of $82 million (13%) is primarily due to a $47 million (13%) decline in the GDS segment and a $6 million (4%) decline in the GTA segment, as detailed in the segment analysis below, and a $29 million (28%) decline in corporate costs and expenses not allocated to the segments, as detailed below.

	Year Ended
	December 31,
(in $ millions)	2009	2008

Corporate administrative expenses	55	63
Transaction and integration costs	9	20
Equity-based compensation	10	5
Monitoring fees	7	8
Other, including (gain) loss on foreign currency derivatives	(5)	9

Total	76	105

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

Depreciation and Amortization

Depreciation and amortization decreased $20 million (8%) primarily due to the accelerated depreciation on assets in the year ended December 31, 2008 related to the integration of the GDS data center, the decline in amortization expense in GTA as a result of a reduction in amortizable intangible assets following the impairment taken in 2009, and the impact of the euro weakening relative to the dollar during 2009, which affected amortization amounts relating to euro denominated assets of the GTA business.

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

Other Income (Expense)

Other income in the year ended December 31, 2009 comprised a $5 million gain on the sale of assets. During the corresponding period in 2008, we incurred a $7 million net loss on asset disposals.

Interest Expense, Net

Interest expense, net, decreased by $56 million (16%) primarily due to (i) a $22 million decrease in interest expense as a result of interest rate swap contracts for which non-cash interest charges of $28 million were recorded in 2008 compared to $6 million in 2009, (ii) a $24 million decrease in interest expense due to lower interest rates, and (iii) a $10 million reduction in interest expense primarily due to a lower debt balance.

Gain on Early Extinguishment of Debt

During the year ended December 31, 2009, we repurchased approximately $1 million principal amount of our dollar denominated notes and approximately $25 million principal amount of our euro denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt. During the year ended December 31, 2008, we repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt.

Benefit (Provision) for Income Taxes

Our tax benefit (provision) differs materially from the US Federal statutory rate primarily as a result of (i) there is no deferred tax liability in relation to goodwill and therefore no deferred tax benefit upon its impairment, (ii) we are subject to income tax in numerous non-U.S. jurisdiction with varying rates on average and (iii) a valuation allowance established against the losses generated in the U.S. due to the historical losses in that jurisdiction and release of a portion of that allowance in 2009.

The reconciliation from the statutory tax benefit (provision) at the US tax rate of 35% is as follows:

	Year Ended
	December 31,
(in $ millions)	2009	2008

Tax benefit (provision) at US Federal statutory rate of 35%	271	(4)
Non-deductible impairment charges and amortization of intangible assets	(175)	(4)
Taxes on non-US operations at alternative rates	(53)	(31)
Liability for uncertain tax positions	(13)	(12)
Non-deductible costs and expenses	(3)	(9)
Valuation allowance released	16	—
Other	25	17

Benefit (provision) for income taxes	68	(43)

Equity in Losses of Investment in Orbitz Worldwide

Our losses incurred from our investment in Orbitz Worldwide increased by $18 million, from $144 million in 2008 to $162 million in 2009. These losses reflect our 48% ownership interest. The losses incurred by Orbitz Worldwide were impacted significantly by impairment charges of $332 million and $297 million for the years ended December 31, 2009 and 2008, respectively.

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

GDS revenue decreased $190 million (9%) as a result of a $174 million (9%) decrease in transaction processing revenue and a $16 million (7%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased by $38 million (5%) due to a 6% decline in segments, partially offset by a 1% increase in average revenue per segment. Europe transaction processing revenue decreased by $60 million (11%) due to a 9% decline in segments and a 2% decline in average revenue per segment. MEA transaction processing revenue decreased by $70 million (21%) due to a 23% decline in segments, partially offset by a 2% increase in average revenue per segment. APAC transaction processing revenue decreased by $6 million (2%) due to a 5% decline in segments, partially offset by a 3% increase in average revenue per segment. Airline IT Solutions revenue decreased by $16 million (7%) due to lower hosting revenues.

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

Cost of Revenue

GDS cost of revenue is comprised of:

	Year Ended
	December 31,		Change
(in $ millions)	2009	2008	$	%

Commissions	771	848	(77)	(9)
Telecommunication and technology costs	278	338	(60)	(18)

GDS cost of revenue	1,049	1,186	(137)	(12)

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

Selling, General and Administrative Expenses (SG&A)

GDS SG&A decreased $47 million (13%) primarily as a result of a $37 million reduction in transaction and integration costs and $20 million of incremental synergies related to the Worldspan Acquisition. During 2009, Travelport incurred approximately $17 million in transaction and integration costs primarily related to the Worldspan Acquisition and costs associated with the decision to relocate certain administrative functions from the United States to the United Kingdom, as compared to $54 million in 2008. The transaction and integration costs included the costs incurred to complete the migration of the Denver, Colorado data center to the technology and data center in Atlanta, Georgia during the year ended December 31, 2008. As a result of the data center migration, and other synergy actions undertaken associated with the integration of Worldspan, the Company realized $20 million of incremental synergies during 2009. The synergies contributed to a reduction in SG&A costs of approximately $63 million in 2009 compared to $43 million in 2008. These cost reductions were partially offset by a $10 million increase in operating costs, including incremental costs incurred related to the decision to focus upon developing the GDS sales and marketing operations in the Europe and MEA regions and the impact of foreign currency exchange rates.

GTA Segment

Net Revenue

GTA revenue decreased $89 million (25%) from $356 million in the year ended December 31, 2008 to $267 million in the year ended December 31, 2009. The decrease in revenue is primarily due to (i) a $30 million reduction in TTV, (ii) a $24 million reduction in rates and margin, (iii) a $20 million decrease in sales of risk bearing inventory, and (iv) a $14 million decrease due to unfavorable exchange rate movements. Global TTV declined 16% primarily due to 12% fewer room nights as travelers reduced overnight stays in response to deteriorating global economic conditions.

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

Impairment of Goodwill and Intangible Assets and Other Long-Lived Assets

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2010 Compared to December 31, 2009

	As of December 31,		Change
(in $ millions)	2010	2009	$

Current assets	799	741	58
Non-current assets	3,701	3,605	96

Total assets	4,500	4,346	154

Current liabilities	1,010	927	83
Non-current liabilities	4,162	4,011	151

Total liabilities	5,172	4,938	234
Shareholders’ equity	(684)	(607)	(77)
Equity attributable to non-controlling interest in subsidiaries	12	15	(3)

Total liabilities and equity	4,500	4,346	154

Current assets:  The increase of $58 million is a result of (i) an increase in cash of $25 million and (ii) a $48 million increase in other current assets primarily due to a $14 million increase in the fair value of derivative assets, a $14 million increase as a result of classifying certain property and equipment to assets held for sale and a $16 million increase as a result of an increase in upfront inducement payments and supplier deposits.

Non-current assets:  The increase of $96 million is a result of (i) a $69 million increase in property and equipment, net, primarily as a result of our purchase of new software and equipment from IBM in 2010, (ii) a $31 million increase in our investment in Orbitz Worldwide, including our $50 million additional cash investment in 2010 and (iii) a $137 million increase in restricted cash required for collateral for “Tranche S” term loans under our senior secured Credit Agreement, partially offset by (iv) a $142 million decrease in all other non-current assets, due to amortization and foreign exchange fluctuations in goodwill and other intangible assets.

Current liabilities:  The increase of $83 million is primarily a result of (i) a $44 million increase in accounts payable and (ii) a $39 million increase in other current liabilities due to an increase in accrued commission and incentives.

Non-current liabilities:  The increase of $151 million is a result of a $156 million net increase in long-term debt primarily due to our issuance in August 2010 of $250 million 9% Dollar denominated senior notes, $137 million of “Tranche S” term loans issued in October 2010, a $9 million increase in capital lease obligation, offset by debt repayments of $188 million and foreign exchange movements of $61 million.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of December 31, 2010, our financing needs were supported by $243 million of available capacity under our $270 million revolving credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of December 31, 2010. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

In October 2010, we entered into an agreement which amended certain terms under our senior secured credit agreement. The amendment provides us with greater financial flexibility to, among other things, make investments which we believe will benefit the long term prospects for the business and create other business enhancing opportunities. This amendment is further discussed below under “— Debt and Financing Arrangements”.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our consolidated balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months. If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2011 by taking cost reduction measures or reducing capital expenditures from existing levels.

As of December 31, 2010, we were in compliance with all financial covenants related to long-term debt, including the leverage ratio. Based on our current financial forecast, we believe that we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default. These include:

•	reducing or deferring discretionary expenditure;

•	selling assets or businesses;

•	re-negotiating financial covenants; and

•	securing additional sources of finance or investment.

Our primary recurring future cash needs will be for working capital, capital expenditures, debt service obligations and mandatory debt repayments. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by operating activities, adjusted to remove the impact of interest payments and to deduct capital expenditures on property and equipment additions. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our leverage ratio. Our leverage ratio under our credit agreement is computed by dividing the total net debt outstanding (as defined under our credit agreement) by the last twelve months of our consolidated Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Year Ended December 31,
(in $ millions)	2010	2009	2008

Travelport Adjusted EBITDA	629	632	716
Less:
Interest payments	(232)	(255)	(296)
Tax payments	(29)	(46)	(34)
Changes in operating working capital	(29)	(32)	(134)
FASA liability payments	(18)	(26)	(33)
Other non-cash and adjusting items	(37)	(34)	(95)

Net cash provided by operating activities	284	239	124
Add back interest paid	232	255	296
Capital expenditures on property and equipment additions	(182)	(58)	(94)

Unlevered free cash flow	334	436	326

Cash Flows

The following table summarizes the changes to our cash flows from (used in) operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(in $ millions)	2010	2009	2008

Cash provided by (used in):
Operating activities	284	239	124
Investing activities	(241)	(55)	(84)
Financing activities	(22)	(317)	6
Effects of exchange rate changes	4	5	(10)

Net increase (decrease) in cash and cash equivalents	25	(128)	36

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

At December 31, 2010, we had $242 million of cash and cash equivalents, an increase of $25 million compared to December 31, 2009. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Operating Activities:  For the year ended December 31, 2010, cash provided by operating activities was $284 million compared to cash provided by operating activities of $239 million for the year ended December 31, 2009. The $45 million increase is primarily driven by a $23 million decrease in cash used for interest payments and a $17 million decrease in cash used for tax payments, with Travelport adjusted EBITDA declining by only $3 million.

Investing Activities:  The use of cash from investing activities for the year ended December 31, 2010 was $241 million primarily due to $182 million used for capital expenditures, $50 million of additional investment in Orbitz Worldwide and $16 million for business acquisitions, offset by $7 million relating to sale of assets and restricted cash movement. Capital expenditures of $182 million consisted primarily of software and computer equipment, including amounts related to the transaction processing facility software license from

IBM. The use of cash in investing activities for the year ended December 31, 2009 was primarily driven by $58 million of capital expenditures mainly related to our GDS infrastructure.

Financing Activities:  Cash used in financing activities for the year ended December 31, 2010 was $22 million and primarily consisted of $517 million in proceeds from new borrowings, offset by (i) $318 million in debt repayments, (ii) $137 million cash restricted for “Tranche S” term loans, (iii) $61 million of net cash paid on derivative contracts and (iv) $20 million paid for debt finance costs. Our proceeds from new borrowings of $517 million consisted of the issuance of $250 million 9% dollar denominated senior notes, $137 million in “Tranche S” term loans and $130 million borrowed under our revolving credit facility. The principal repayments on borrowings of $318 million consisted of $130 million repaid under our revolving credit facility, $149 million repayment of dollar denominated term loan and $39 million of term loan, capital lease repayments and senior note repurchases. The use of cash in financing activities for the year ended December 31, 2009 was $317 million primarily due to (i) $307 million of principal repayments on borrowings and (ii) $227 million in cash distributions to our parent company, partially offset by $144 million received from the issuance of term loans and $87 million received related to terminated derivative instruments.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

As of December 31, 2009, we had $217 million of cash and cash equivalents, a decrease of $128 million compared to December 31, 2008. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Operating Activities:  For the year ended December 31, 2009, cash provided by operating activities was $239 million compared to cash provided by operating activities of $124 million for the year ended December 31, 2008. This is mainly due to a $9 million increase in operating income (after excluding the impact of impairment) and a $116 million improvement in working capital compared to the previous year. There was $7 million of cash inflow from working capital in the year ended December 31, 2009 compared to a $109 million cash outflow from working capital in the year ended December 31, 2008, primarily due to the timing of receivable collections and payments for various accruals and accounts payable. The use of working capital in 2008 reflects the impact of normal operations, as well as uses for several non-recurring events, principally $21 million incurred as a result of the termination of a vendor contract in conjunction with our data center migration from Denver, Colorado to Atlanta, Georgia and $10 million in professional fees related to the preparation for certain potential strategic transactions which were expensed in 2007 but paid in 2008.

Investing Activities:  The use of cash from investing activities for the year ended December 31, 2009 was driven by $58 million of capital expenditures, primarily related to development of our GDS infrastructure. The use of cash from investing activities for the year ended December 31, 2008 was driven by $94 million of capital expenditures, partially offset by $10 million of net cash received related to the acquisition of businesses and disposal of assets.

Financing Activities:  The use of cash in financing activities for the year ended December 31, 2009 was $317 primarily million due to (i) $307 million of principal repayments on borrowings and (ii) $227 million in cash distributions to our parent company, partially offset by $144 million received from the issuance of term loans and $87 million received related to terminated derivative instruments. The principal repayments on borrowings are comprised of a $263 million repayment of amounts outstanding under our revolving credit facility, $26 million of mandatory term loan and capital lease payments and $28 million of the principal amount of debt repurchases. The debt repurchases resulted in a $10 million gain. Net cash provided by financing activities for the year ended December 31, 2008 was $6 million due to $151 million cash used for the repurchase of debt, $60 million in cash distributions to our parent company, $24 million of payments for a net share settlement for participants of our long-term equity plan, $18 million of mandatory term loan and capital lease payments, partially offset by $259 million of borrowings under our revolving credit facility.

Debt and Financing Arrangements

Senior Secured Credit Agreement

As of December 31, 2010, our senior secured credit agreement (the “Credit Agreement”) provides financing of $2.7 billion, consisting of (i) a $2,298 million term loan facility, (ii) a $270 million revolving credit facility, (iii) a $133 million letter of credit facility collateralized with $137 million of restricted cash and (iv) a $13 million synthetic letter of credit facility. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $2.6 billion.

In October 2010, we entered into an agreement to amend certain terms under our Credit Agreement. The main impact of those amendments was to (i) extend the maturities for $1,523 million of dollar denominated term loans, $427 million of euro denominated term loans and $137 million of the synthetic letter of credit commitments by two years to August 2015, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the extended letter of credit commitments by establishing $137 million of new dollar denominated “Tranche S” term loans, which were funded to us with proceeds in a restricted deposit account, leaving $13 million total capacity in the original synthetic letter of credit facility; (iii) amend the total leverage ratio test within the covenant conditions, beginning December 31, 2010; (iv) provide the flexibility to extend the maturity on the revolving credit facility with the consent of the revolving credit facility lenders at a later date; (v) provide the ability to incur certain additional junior refinancing indebtedness; and (vi) bring into effect several technical and conforming changes. The amendment also increased the interest rate margin on extended euro and dollar denominated term loans by 2.0% to EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively. The remaining amounts outstanding under the term loan facility and the synthetic letter of credit facility mature in August 2013, and the revolving credit facility matures in August 2012.

As of December 31, 2010, the non-extended euro and dollar denominated borrowings under the term loan facility bear interest at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively. The dollar denominated “Tranche S” term loans bear interest at USLIBOR plus 4.5%, but are offset by interest earned on amounts held with the facility agent as cash collateral. Under the remaining $13 million synthetic letter of credit facility under the Credit Agreement, we must pay a facility fee equal to the applicable margin under the US term loan facility which matures in August 2013 on the amount on deposit. Borrowings under the $270 million revolving credit facility under the Credit Agreement bear interest at USLIBOR plus 2.75%. The applicable margin for borrowings under the non-extended portion of the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted depending on our leverage ratio.

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.50% per annum. The commitment fee rate may be adjusted depending on our leverage ratio. We are also required to pay customary letter of credit fees.

During 2010, we made a discretionary repayment of $149 million principal amount of dollar denominated terms loans under our senior secured credit facility with a portion of the proceeds received from the issuance of $250 million of 9% dollar denominated senior notes. As a result of this repayment, we amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt. Also during 2010, we repaid approximately $11 million of dollar denominated term loans as required under the senior secured credit agreement. Further, the principal amount outstanding under the euro denominated term loan facility decreased by approximately $32 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by us.

As of December 31, 2010, there were no borrowings outstanding under our revolving credit facility, but we had approximately $27 million of letter of credit commitments outstanding, leaving a remaining capacity of $243 million. During 2010, we borrowed and repaid approximately $130 million under our revolving credit facility.

As of December 31, 2010, we had approximately $13 million of commitments outstanding under our synthetic letter of credit facility and $131 million of commitments outstanding under our cash collateralized letter of credit facility. The commitments under these two facilities included approximately $72 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of December 31, 2010, the cash collateralized letter of credit facility was collateralized by $137 million of restricted cash, providing a letter of credit commitment capacity of $133 million. As of December 31, 2010, there was no remaining capacity under our synthetic letter of credit facility and $2 million of remaining capacity under our cash collateralized facility.

In June 2009, we borrowed $150 million principal amount in additional dollar denominated term loans, discounted to $144 million, under the Credit Agreement, with a maturity date of August 2013. We were required to make payments in quarterly installments equal to 1% per annum of the principal amount, and such term loans had an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum interest rate of 3%. These term loans were repaid in 2010, as discussed above.

During 2009, we repaid approximately $11 million of dollar denominated term loans as required under the Credit Agreement. In addition, the principal amount outstanding under our euro denominated term loan facility under the Credit Agreement increased by approximately $13 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by us.

During 2009, we repaid approximately $263 million of debt under our revolving credit facility. As of December 31, 2009, there were no borrowings outstanding under our revolving credit facility.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the Credit Agreement. All obligations under the Credit Agreement are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantor, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries.

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

Our leverage ratio under the Credit Agreement is computed by dividing the total net debt outstanding (as defined in our Credit Agreement) at the balance sheet date by the last twelve months of our reported consolidated Adjusted EBITDA (as defined in our Credit Agreement).

Total net debt per our Credit Agreement is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and the net position of related derivative instrument balances. Adjusted EBITDA is defined under the Credit Agreement as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations.

In October 2010, we entered into an agreement to amend certain terms under our senior secured credit facility, including an amendment to the total leverage ratio test, beginning December 31, 2010. Our leverage ratio as of December 31, 2010 is 5.49, as compared to the maximum leverage ratio allowable of 5.75.

Senior Notes and Senior Subordinated Notes

As of December 31, 2010, we had outstanding $123 million aggregate principal amount of senior dollar floating rate notes due 2014, €162 million aggregate principal amount of senior euro floating rate notes due 2014 ($217 million dollar equivalent as of December 31, 2010), $443 million aggregate principal amount of 9 7/8% senior dollar fixed rate notes due 2014, and $250 million aggregate principal amount of 9% senior dollar fixed rate notes due 2016 (collectively, the “Senior Notes”). Our euro denominated and dollar denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8% and USLIBOR plus 4 5/8%, respectively. Our Senior Notes are unsecured senior obligations and are subordinated to all our existing and future secured indebtedness (including debts outstanding under the Credit Agreement described under “Senior Secured Credit Facilities” above), but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes described below). Upon the occurrence of a change of control, which is defined in the indentures governing the Senior Notes, we shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

As of December 31, 2010, we had outstanding $247 million aggregate principal amount of 11 7/8% senior subordinated dollar notes due 2016 and €140 million aggregate principal amount of 10 7/8% senior subordinated euro notes due 2016 ($187 million dollar equivalent as of December 31, 2010) (collectively, the “Senior Subordinated Notes”). Our Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Borrower’s existing and future senior indebtedness and secured indebtedness (including debts outstanding under the Credit Agreement described under “Senior Secured Credit Facilities” above and the Senior Notes described above). Upon the occurrence of a change of control, which is defined in the indentures governing the Senior Subordinated Notes, we shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

In August 2010, the Borrower and Travelport Inc. (together from August 18, 2010, the “Issuer”) issued an aggregate $250 million of 9% dollar denominated senior notes. We used part of these proceeds to make a repayment of $149 million principal amount of dollar denominated term loans under our senior secured credit facility.

During the year ended December 31, 2010, we repurchased $20 million principal amount of dollar senior floating rate notes at a discount, resulting in a $2 million gain from early extinguishment of debt. In addition, the principal amount outstanding under our euro denominated Senior Notes and Senior Subordinated Notes decreased by approximately $29 million as a result of foreign exchange fluctuations. This foreign exchange gain was largely offset by foreign exchange hedge instruments contracted by us and net investment hedging strategies.

During 2009, we repurchased approximately $28 million aggregate principal amount of our Senior Notes and Senior Subordinated Notes at a discount, resulting in a $10 million gain from early extinguishment of debt. In addition, the principal amount outstanding under our euro denominated Senior Notes and Senior Subordinated Notes increased by approximately $12 million as a result of foreign exchange fluctuations. This foreign exchange loss was largely offset by foreign exchange hedge instruments contracted by us and net investment hedging strategies.

During 2008, we repurchased approximately $180 million aggregate principal amount of our Senior Notes and Senior Subordinated Notes at a discount, resulting in a $29 million gain from early extinguishment of debt.

The indentures governing the Senior Notes and Senior Subordinated Notes limit our and our subsidiaries’ ability to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make other distributions in respect of their capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all their assets;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

Subject to certain exceptions, the indentures governing the Senior Notes and the Senior Subordinated Notes do not permit us or our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of Travelport (Bermuda) Ltd. and its subsidiaries, which together comprise the non-US operations of Travelport, guarantees the Senior Notes and the Senior Subordinated Notes. As a result, these entities are less restricted than the Issuer and the guarantors in their ability to incur indebtedness. As of December 31, 2010, we were in compliance with the restrictive covenants under the indentures.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during each of the years ended December 31, 2010, 2009 and 2008 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and cross-currency swaps and foreign currency forward contacts as the derivative instruments in these hedging strategies. During the year ended December 31, 2009 and the first quarter of 2010, we also utilized a net investment hedging strategy, whereby a portion of our euro denominated debt was designated as a hedge against certain of our euro denominated net assets.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency-denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen.

As of December 31, 2010, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures are designated as cash flow hedges, although during 2010 and in previous years certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses on our consolidated statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(50) million and $9 million for the years ended December 31, 2010 and 2009, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net on our consolidated statements of operations. Losses on these interest rate derivative financial instruments amounted to $22 million and $30 million for the years ended December 31, 2010 and 2009, respectively. The fluctuations in the fair values of our derivative financial instruments which have not been designated as hedges for accounting purposes largely offset the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the year ended December 31, 2010 and in previous years, we have recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of December 31, 2010, our interest rate and foreign currency hedges cover transactions for periods that do not exceed three years. As of December 31, 2010, we had a net liability position of $21 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used December 31, 2010 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2010. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) income tax payments for which the timing is uncertain; or (iii) the various guarantees described in the notes to the consolidated financial statements.

	Year Ended December 31,
(in $ millions)	2011	2012	2013	2014	2015	Thereafter	Total

Debt	18	18	246	801	2,031	700	3,814
Interest payments(a)	259	257	253	227	146	44	1,186
Operating leases(b)	20	19	16	13	9	22	99
Purchase commitments and other(c)	78	46	46	31	—	—	201

Total	375	340	561	1,072	2,186	766	5,300

(a)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of December 31, 2010. As of December 31, 2010, we have $61 million of accrued interest on our consolidated balance sheets that will be paid in 2011. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(b)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(c)	Purchase commitments and other primarily reflects our agreement with a third party for data center services and our obligations under pension plans. Our obligations related to defined benefit and post-retirement pension plans are actuarially determined on an annual basis. Our expected plan contributions of $12 million to be made during 2011 are included above. However, funding projections beyond 2011 are not practical to estimate and therefore not included.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments.  In the ordinary course of business, we make various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2010, we had approximately $189 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2014.

Standard Guarantees/Indemnifications.  In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of our trademarks, (iv) financial institutions in derivative contracts and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against us under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

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

Global Distribution System Revenue Recognition

Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDSs. Our GDSs record revenue for air travel reservations processed through the Galileo and Worldspan GDSs at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of estimated future cancellations and net of anticipated incentives for customers. Cancellations prior to the day of departure are estimated based on the historical level of cancellations rates, adjusted to take into account any recent factors which could cause a change in those rates. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

Our GDSs distribute their products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where we do not have our own SMOs to distribute our products. In cases where NDCs are owned by airlines, we may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. We account for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented in the consolidated statements of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

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

A significant deterioration in our collection experience or in the aging of receivables could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results. If, in addition to our existing allowances, 1% of the gross amount of our trade accounts receivable as of December 31, 2010 were uncollectable through either a change in our estimated contractual adjustment or as bad debt, our operating income for the year ended December 31, 2010 would have been reduced by approximately $4 million.

Business Combinations and the Recoverability of Goodwill and Trademarks and Tradenames

A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. The purchase price of acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. In determining the fair value of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Furthermore, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are usually performed by management, with the assistance of a third party specialist when appropriate. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

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

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. In performing this test, we determine fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2010 were (a) estimated cash flows based on financial projections for periods from 2011 through 2015, which were extrapolated to perpetuity, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on WACC, ranging from 12% to 14%.

As a result of the impairment testing performed in 2010 and 2008, we concluded that the fair value of goodwill and other indefinite-lived intangible assets significantly exceeded the carrying value of the assets. As a result of the impairment testing performed in 2009, we concluded that the carrying value of goodwill and intangible assets of the GTA business exceeded the fair value and, as a result, recorded an impairment charge of $833 million, of which $491 million related to goodwill, $87 million related to trademarks and $255 million related to definite-lived intangible assets (discussed below). The aggregate net carrying value of goodwill and indefinite-lived intangible assets was $1.7 billion, as of both December 31, 2010 and December 31, 2009.

Impairment of Definite-Lived Assets

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

Upfront Inducement Payments

We pay inducements to traditional and online travel agencies for their usage of the Galileo and Worldspan GDSs. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through the Galileo or Worldspan GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, we estimate the recoverability of capitalized inducements based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2010 and December 31, 2009, we recorded upfront inducement payments of $186 million and $141 million, respectively, which are included on the consolidated balance sheets.

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

Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of its banking counterparty (if the derivative is an asset) or of our own (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustments applied to our derivative position was approximately $1 million as of both December 31, 2010 and December 31, 2009.

We use foreign currency forward contracts and cross currency swaps to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen.

A portion of our debt is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure at December 31, 2010 and 2009 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies.

As of December 31, 2010, none of the derivative contracts used to manage our foreign currency and floating interest rate exposures are designated as cash flow hedges, although during the year ended December 31, 2010 and in previous years, certain derivative instruments have been designated as hedges for accounting purposes. The fluctuations in the value of the undesignated derivative instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in our consolidated condensed statements of operations. However, the fluctuations largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations. During 2010, we provided $16 million of valuation allowance.

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

We may hedge, as appropriate, our interest rate and currency exchange rate exposure. We use interest rate swaps, cross-currency swaps and foreign currency forward contacts to manage and reduce interest rate and foreign currency exchange rate risk associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 14 — Financial Instruments to the consolidated financial statements. Our principal market exposures are interest rate and foreign currency rate risks.

We have foreign currency rate exposure to exchange rate fluctuations worldwide and particularly with respect to the British pound, Euro, Australian dollar and Japanese yen. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risk based on changes in interest rate and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in rates. The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets. We use a current market pricing model to assess the changes in monetary assets and liabilities and derivatives. The primary assumption used in these models is a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates as of December 31, 2010 and 2009.

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

We used December 31, 2010 and 2009 market rates to perform the sensitivity analyses separately for each of our outstanding financial instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in exchange rates.

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

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by Orbitz Worldwide, Inc. with the SEC on March 1, 2011. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act for the year ended December 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Effective March 31, 2011, in connection with his transition to a role at JP Morgan, M. Gregory O’Hara has resigned from our Board of Directors, as well as the Committees of our Board of Directors. The vacancy on our Board of Directors will be filled in the near future with a director to be designated by One Equity Partners.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors:

Name	Age	Position

Jeff Clarke	49	President, Chief Executive Officer and Director
Gordon A. Wilson	44	Deputy Chief Executive Officer; President and Chief Executive Officer, GDS Business
Philip Emery	47	Executive Vice President and Chief Financial Officer
Kenneth S. Esterow	46	President and Chief Executive Officer, GTA Business
Eric J. Bock	45	Executive Vice President, Chief Administrative Officer and General Counsel
Lee K. Golding	46	Executive Vice President, Human Resources
Paul C. Schorr IV	43	Chairman of the Board of Directors
Martin J. Brand	36	Director
William J.G. Griffith	39	Director
M. Gregory O’Hara	44	Director*

*	Mr. O’Hara has resigned from our Board of Directors effective as of March 31, 2011.

Jeff Clarke.  Mr. Clarke has served as our President and Chief Executive Officer since May 2006. Mr. Clarke has served as a member of our Board of Directors since September 2006. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has 24 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to April 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett-Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Board of Directors of Red Hat, Inc., a New York Stock Exchange company that is a leading open source technology solutions provider. Mr. Clarke is also a member of the Board of Directors of the Transatlantic Business Dialogue, a governor on the World Economic Forum’s Committee on Aviation, Travel and Tourism, an executive committee member of the World Travel and Tourism Council (WTTC) and a member of the Geneseo Foundation Board of Directors (Charitable Foundation for SUNY at Geneseo).

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

Philip Emery.  Mr. Emery has served as our Executive Vice President and Chief Financial Officer since October 2009 and is responsible for all aspects of finance and accounting, decision support and financial planning and analysis globally. Prior to this role, Mr. Emery had served as Chief Financial Officer of Travelport’s GDS division since September 2006. Before joining Travelport, from January 2006 to September 2006, Mr. Emery was an Entrepreneur in Residence with Warburg Pincus. Between 2002 and 2005, Mr. Emery was Chief Financial Officer of Radianz, a global extranet for the financial services industry, based in New York, which was sold to British Telecom in 2005. Prior to that, Mr. Emery worked in a number of global and European strategic planning and financial roles for London Stock Exchange and NASDAQ-listed companies, such as Rexam plc and 3Com Inc., holding roles such as International Finance Director and Controller and Operations Director.

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

Paul C. Schorr IV (“Chip”).  Mr. Schorr has served as a member of our Board of Directors since July 2006 and as the Chairman of our Board of Directors since September 2006. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our

Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr principally concentrates on investments in technology. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for group management and the firm’s technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan and NTelos. He had been with Citigroup Venture Capital for nine years. Mr. Schorr received his MBA with honors from Harvard Business School and a BSFS magna cum laude from Georgetown University’s School of Foreign Service. Mr. Schorr is a member of the Boards of Directors of Freescale Semiconductor, Inc. and Intelnet. Mr. Schorr is also a member of the Boards of Jazz at Lincoln Center and the Whitney Museum of Modern Art.

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

M. Gregory O’Hara.  Mr. O’Hara has resigned from our Board of Directors, as well as our Audit Committee and Compensation Committee, effective as of March 31, 2011. Mr. O’Hara served as a member of our Board of Directors and a member of our Audit Committee and Compensation Committee from April 2008 to March 31, 2011. Mr. O’Hara has served as a Managing Director of One Equity Partners (OEP) since January 2006 and has over 20 years of operating experience. Prior to joining OEP, Mr. O’Hara served as Executive Vice President of Worldspan from June 2003 to December 2005 and was a member of its board of directors. Prior to this, Mr. O’Hara was a management partner advising Citicorp Venture Capital and Ontario Teachers Pension Plan, served as Senior Vice President of Sabre, and worked in various capacities for Perot Systems Corporation. Mr. O’Hara holds a M.B.A. from Vanderbilt University.

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

Audit Committee

Our Audit Committee is comprised of Messrs. Schorr, Brand and Griffith. Mr. Brand is the Chairman of the Audit Committee. Mr. O’Hara served on our Audit Committee until his resignation from our Board, effective March 31, 2011. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Schorr, Brand and Griffith. Mr. Schorr is the Chairman of the Compensation Committee. Mr. O’Hara served on our Compensation Committee until his resignation from our Board, effective March 30, 2011. The compensation committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics can be accessed on our website at www.travelport.com. The purpose of our code is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us; and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors.

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

We have, from time to time, used market data provided by Towers Watson and Hewitt New Bridge Street Consultants to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to ensure that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 250 and 350 survey data. We also use compensation data on competitive companies to the extent that it is available.

The Compensation Committee of our Board of Directors is comprised of Messrs. Schorr (chair), Brand and Griffith. Mr. O’Hara served on our Compensation Committee until his resignation from our Board, effective March 31, 2011. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

Our Named Executive Officers for the fiscal year ended December 31, 2010 are Jeff Clarke, our President and Chief Executive Officer; Gordon Wilson, our Deputy Chief Executive Officer and our President and Chief Executive Officer, GDS; Eric J. Bock, our Executive Vice President, Chief Administrative Officer and General Counsel; Philip Emery, our Executive Vice President and Chief Financial Officer; and Lee Golding, our Executive Vice President, Human Resources.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and who are leaders in our unique, technology-based industry. Our highly competitive compensation program is composed of four principal components:

•	salary;

•	annual incentive compensation (bonus awards);

•	long-term incentive compensation (generally in the form of restricted equity); and

•	other limited perquisites and benefits.

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

Bonuses.  We pay two different types of bonuses:

•	Discretionary Bonus. Discretionary bonuses can take the form of signing, retention, sale and other discretionary bonuses, as determined by the Compensation Committee of our Board of Directors. We paid discretionary bonuses to our Named Executive Officers in 2010, as described in “— Summary Compensation Table” below, and we may elect to pay these types of bonuses again from time to time in the future.

•	Annual Incentive Compensation (Bonus). We have developed an annual bonus program to align executives’ goals with our objectives for the applicable year. The target bonus payment for each of our Named Executive Officers is specified in each Named Executive Officer’s employment agreement or related documentation and ranges from 75% to 150% of each officer’s base salary. As receipt of these bonuses is subject to the attainment of performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. For 2010, these bonuses were not paid because of our performance as compared to the adjusted EBITDA targets established by our Board of Directors for the 2010 fiscal year. Bonuses for 2011 will be paid on a semi-annual basis and also will be based upon the achievement of adjusted EBITDA targets established by our Board of Directors. For 2011, executive officers other than Mr. Clarke will have a maximum potential award of twice their target bonus, and the maximum potential award for Mr. Clarke is 350% of target level pursuant to his employment agreement. In addition, our Board has established an executive supplemental bonus program for certain members of our management, including our Named Executive Officers, payable in respect of the first quarter of 2011 upon the satisfaction of certain conditions by the Company.

Long-Term Incentive Compensation.  The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders.

•	Option Awards. We do not currently use options as part of our executive compensation program.

•	Stock Partnership. We provide long-term incentives through our equity incentive plan, which uses different classes of equity and is described further below under “— Our Equity Incentive Plan.” Under the terms of the plan, we may grant equity incentive awards in the form of Class A-2 Units and/or Restricted Equity Units of our ultimate parent, TDS Investor (Cayman) L.P., a limited partnership, to officers, employees, non-employee directors or consultants. Each Class A-2 Unit represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. Each Restricted Equity Unit entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions. In 2010, we awarded restricted equity units to two of our Named Executive Officers, Philip Emery and Lee Golding, following their promotion to Chief Financial Officer and Executive Vice President, Human Resources, respectively, in October 2009.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Compensation Committee
Paul C. Schorr IV
Martin J. Brand
William J.G. Griffith
M. Gregory O’Hara*

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2010.

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus(1)	Awards(2)	Compensation(3)	Compensation(4)		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)

Jeff Clarke,	2010	1,000,000	190,587	0	0	462,914	(5)	1,653,501
President, Chief Executive Officer and	2009	955,769	0	7,024,650	2,115,025	537,359		10,632,803
Director	2008	1,000,000	209,688	0	3,375,000	853,648		5,438,336
Gordon Wilson,	2010	797,800	93,315	0	0	165,672	(7)	1,056,787
Deputy Chief Executive Officer and	2009	636,744	0	3,364,079	781,975	170,342		4,953,140
President and Chief Executive Officer, GDS(6)	2008	547,238	85,854	0	820,856	140,199		1,594,147
Eric J. Bock,	2010	475,000	138,968	0	0	101,721	(8)	715,688
Executive Vice President, Chief	2009	475,000	0	2,145,028	546,206	94,196		3,260,430
Administrative Officer and General Counsel	2008	475,000	44,759	0	712,500	385,229		1,617,488
Philip Emery,
Executive Vice President and Chief Financial	2010	454,746	22,860	1,015,844	0	114,706	(9)	1,608,156
Officer(6)	2009	374,189	0	1,345,633	336,297	96,874		2,152,993

Lee Golding,
Executive Vice President, Human Resources(6)	2010	335,076	74,039	351,529	0	70,246	(10)	830,891

(1)	Amounts included in this column reflect special payments to management in April 2010 and May 2008, as well as a special bonus paid to Mr. Bock in January 2010 and an installment of a cash long-term incentive program award paid to Ms. Golding in March 2010. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus), which are reported separately in the column entitled Non-Equity Incentive Plan Compensation.

(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”) for Restricted Equity Units (“REUs”) granted in the relevant year. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Assumptions used in the calculation of these amounts are included in footnote 18, “Equity-Based Compensation,” to the financial statements included in this Form 10-K.

(3)	Amounts included in this column include amounts paid as annual incentive compensation under our performance-based bonus plans.

(4)	As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FASB ASC 718 value and, thus, any dividends paid to our Named Executive Officers are not included in All Other Compensation.

(5)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $11,435, base compensation deferred compensation match of $47,492, housing allowance and related benefits of $153,928, tax assistance on such housing allowance benefits of $136,519, financial planning

* Resigned effective March 31, 2011

benefits of $17,000, tax assistance on such financial planning benefits of $15,369, payment of employee FICA on vesting of Restricted Equity Units of $34,910 and tax assistance on such FICA of $31,560.

(6)	All amounts expressed for Messrs. Wilson and Emery and Ms. Golding (with the exception of equity awards) were paid in British pounds and have been converted to U.S. dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.5659 U.S. dollars to 1 British pound as of December 31, 2010, 1.6145 U.S. dollars to 1 British pound as of December 31, 2009, and 1.4593 U.S. dollars to 1 British pound as of December 31, 2008.

(7)	Includes company matching pension contributions of $117,443, travel allowance of $7,830, car allowance benefits of $36,016 and financial planning benefits of $4,385.

(8)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $2,338, base compensation deferred compensation match of $14,896, car allowance benefits of $16,117, financial planning benefits of $12,610, tax assistance on such car allowance and financial planning benefits of $21,238, payment of employee FICA on vesting of Restricted Equity Units of $10,660 and tax assistance on such FICA of $9,162.

(9)	Includes company matching pension contributions of $66,942, travel allowance of $7,830, car allowance benefits of $23,958, financial planning benefits of $783 and commuting benefits of $15,193.

(10)	Includes company matching pension contributions of $32,884, travel allowance of $7,830, car allowance benefits of $27,341 and financial planning benefits of $2,192.

Grants of Plan-Based Awards During 2010

									All Other
									Stock	Grant
									Awards:	Date
			Estimated Potential Payouts			Estimated Future Payouts			Number	Fair Value
			Under Non-Equity Incentive			Under Equity Plan			of Shares	of Stock
			Plan Awards			Awards			of Stock	and Option
	Type of	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Award	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($)(1)

Jeff Clarke, President, Chief Executive Officer and Director	Non-Equity Incentive Plan		$0	$1,500,000	$5,250,000

Gordon Wilson,	Non-Equity Incentive Plan		$0	$782,950	$1,565,900
Deputy Chief Executive Officer and President and Chief Executive Officer, GDS
Eric J. Bock,	Non-Equity Incentive Plan		$0	$475,000	$950,000
Executive Vice President, Chief Administrative Officer and General Counsel
Philip Emery,	Non-Equity Incentive Plan		$0	$334,711	$669,422
Executive Vice President and
Chief Financial Officer	2010 LTIP REUs	8/18/2010				302,728	606,364	909,092		$1,015,844
Lee Golding	Non-Equity Incentive Plan		$0	$246,629	$493,259
Executive Vice President,
Human Resources	2010 LTIP REUs	8/18/2010				104,758	209,830	314,588		351,529

(1)	These amounts reflect maximum grant date value of the award computed in accordance with FASB ASC 718 assuming the highest level of performance over the four year period, as the probable outcome of performance could not be determined as of the grant date of August 18, 2010. FASB ASC 718, however, only allows for expensing of units for which performance vesting criteria have been established.

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

Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS

Compensation, Term.  Travelport International Limited (formerly Galileo International Ltd. and our wholly-owned, indirect subsidiary) entered into a service agreement with Gordon Wilson effective March 30, 2007, as amended on March 28, 2011. The service agreement continues until it is terminated by either party giving to the other at least twelve months’ prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £325,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 100% of his base salary. Mr. Wilson’s period of continuous employment with us commenced on May 13, 1991. Mr. Wilson’s current base salary is £500,000.

Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel

Compensation, Term.  The employment agreement for Eric Bock has a one-year initial term commencing September 26, 2009. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Bock’s employment agreement also includes provision for the payment of an annual base salary subject to annual review and adjustment, and he is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Mr. Bock’s current base salary is $475,000.

Philip Emery (Executive Vice President and Chief Financial Officer) and Lee Golding (Executive Vice President, Human Resources)

Compensation, Term.  Travelport International Limited, a wholly-owned, indirect subsidiary of the Company, entered into a contract of employment with Mr. Emery effective October 1, 2009 (as amended on March 28, 2011) and Ms. Golding effective October 2, 2009. Each of these employment agreements continues until it is terminated by either party giving to the other at least 12 months’ prior written notice. If full notice is not given, we will pay salary (and in certain circumstances following a change in control, target bonus) in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Emery currently is entitled to a base salary of £285,000, and Ms. Golding currently is entitled to a base salary of £210,000, each of which is subject to annual increases. Mr. Emery’s and Ms. Golding’s period of continuous employment with us commenced on September 11, 2006 and September 30, 2002, respectively. Each of Mr. Emery’s and Ms. Golding’s target bonus is currently 75% of their base annual salary.

Restrictive Covenants

As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his or her own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his or her status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement provides that these restrictions are in place for two years after the termination of employment. In the case of Messrs. Clarke and Bock, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Messrs. Wilson and Emery and Ms. Golding, the restrictions contained in their employment agreements are effective for a period of 12 months following the termination of their employment. Should we exercise our right to place Messrs. Wilson or Emery or Ms. Golding on “garden leave,” the period of time that they are on such leave will be subtracted from and thereby reduce the length of time that they are subject to these restrictive covenants in their employment agreement.

In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, and assignable and sub-licensable license over all intellectual property rights that result from their work while employed with us.

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

On August 18, 2010, we granted REUs pursuant to the 2010 Long-Term Incentive Program (“2010 LTIP”) to Mr. Emery and Ms. Golding. Vesting of the REUs granted under the 2010 LTIP is based on the Company’s achievement of EBITDA, cash flow and/or other financial targets established and defined by the Board for the fiscal years 2010 through 2013 (“Annual Goals”). The Board also determines the weighting of each Annual Goal, each of which is treated independently. Each tranche, consisting of one quarter of the total REUs, is eligible for vesting based on the Company’s performance in one of the applicable fiscal years, with vesting on August 1 following the performance year. The results will be certified by the Company’s Chief Financial Officer and Chief Accounting Officer by March 31 following the performance year. The 2010 LTIP REUs were granted at stretch, with vesting based on each Annual Goal at 100% for stretch, 67% for target, and 33% for threshold. Vesting is interpolated for the Annual Goal if the Company’s achievement is between threshold and stretch, and no vesting will occur if the achievement of all of the Annual Goals are below threshold. For 2010, the Annual Goals were split equally between adjusted EBITDA and free cash flow. In the event that some or all of the REUs in a tranche do not vest, the Board may, in its sole discretion, establish catch-up goals for such unvested REUs. A recipient of REUs under the 2010 LTIP must be actively employed and not under notice of resignation or notice of termination on the vesting date. The special vesting provisions for Mr. Emery and Ms. Golding with respect to the REUs received under the 2010 LTIP is described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2010 Fiscal-Year End

	Stock Awards
					Equity Incentive Plan
			Market	Equity Incentive	Awards: Market or
		Number of	Value of	Plan Awards:	Payout Value of
		Shares or	Shares or	Number of	Unearned Shares,
		Units of	Units of	Unearned Shares,	Units or Other
		Stock that	Stock that	Units or Other	Rights that
	Type of	have not	have not	Rights that have	have not
Name	Award	Vested (#)	Vested ($)	not Vested (#)	Vested ($)(1)

Jeff Clarke, President, Chief Executive Officer and Director	2009 LTIP REUs	n/a	n/a	5,767,607	$7,555,565
Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS	2009 LTIP REUs	n/a	n/a	2,762,086	$3,618,333
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	2009 LTIP REUs	n/a	n/a	1,761,181	$2,307,147
Philip Emery, Executive Vice President and	2009 LTIP REUs	n/a	n/a	1,104,836	$1,447,335
Chief Financial Officer	2010 LTIP REUs	n/a	n/a	909,092	$1,190,911
Lee Golding, Executive Vice President,	2009 LTIP REUs	n/a	n/a	859,317	$1,125,705
Human Resources	2010 LTIP REUs	n/a	n/a	314,588	$412,110

(1)	The Company’s equity is not publicly traded. Payout Value in this column is based upon the established value of each REU based upon the most recently completed independent valuation of the Company as of December 31, 2010.

Option Exercises and Stock Vested in 2010

	Number of Restricted Equity
	Units Becoming Vested	Value Realized on
	During the Year(1)	Vesting($)

Jeff Clarke, President, Chief Executive Officer and Director	1,626,761	$2,407,606
Gordon Wilson, Deputy Chief Executive Officer and President and Chief Executive Officer, GDS	779,050	$1,152,994
Eric J. Bock, Executive Vice President, Chief Administrative Officer and General Counsel	496,743	$735,180
Philip Emery, Executive Vice President and Chief Financial Officer	311,620	$461,198
Lee Golding, Executive Vice President, Human Resources	242,371	$358,709

(1)	As noted above, the REUs granted pursuant to the 2010 LTIP did not vest in 2010 as the first tranche will be eligible for vesting on August 1, 2011 based on Company performance in 2010.

Pension Benefits in 2010

No Named Executive Officers are currently in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2010

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the United States to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2010, this compensation included base salary and annual bonus, and the employer match was 100% of employee contributions of up to 6% of the relevant compensation amount. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of 2010, the table below reflects deferrals and other contributions occurring in 2010 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2010 in respect of 2009 but not amounts deferred in 2011 in respect of 2010.

	Beginning					Aggregate
	Balance at	Executive	Registrant	Aggregate	Aggregate	Balance
	Prior FYE	Contributions	Contributions	Earnings	Withdrawals/	at Last FYE
	(12/31/2009)	in Last FY	in Last FY	in Last FY	Distributions	(12/31/2010)
Name	($)	($)	($)	($)	($)	($)

Jeff Clarke,	2,895,504	371,218	140,829	176,721	1,541,356	2,042,916
President, Chief Executive Officer and Director
Gordon Wilson,	—	—	—	—	—	—
Deputy Chief Executive Officer and President and Chief Executive Officer, GDS(a)
Eric J. Bock,	192,185	35,757	35,757	45,057	0	308,756
Executive Vice President, Chief Administrative Officer and General Counsel
Philip Emery,	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer(a)
Lee Golding,	—	—	—	—	—	—
Executive Vice President, Human Resources(a)

(a)	Messrs. Wilson and Emery and Ms. Golding participate in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and, therefore, is not included in this table.

Potential Payments Upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the Named Executive Officers would be entitled upon termination of employment on December 31, 2010.

				Acceleration
				and
				Continuation
			Continuation	of
			of Certain	Equity
		Cash	Benefits	(Unamortized		Total
		Severance	(Present	Expense as of	Excise Tax	Termination
Current		Payment($)	value)($)	12/31/2010($)	Gross-up($)	Benefits($)

Jeff Clarke
•	Voluntary retirement	0	0	0	0	0
•	Involuntary termination	7,475,000	179,226	4,038,110	0	11,692,337
•	Change in Control (CIC)	0	0	5,039,562	0	5,039,562
•	Involuntary or good reason termination after CIC	7,475,000	179,226	0	0	7,654,226
Gordon Wilson
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	3,131,800	0	1,933,836	—	5,065,636
•	Change in Control (CIC)	0	0	2,413,427	—	2,413,427
•	Involuntary or good reason termination after CIC	3,131,800	0	0	—	3,131,800
Eric J. Bock
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	2,850,000	287,176	1,233,066	—	4,370,242
•	Change in Control (CIC)	0	0	1,538,867	—	1,538,867
•	Involuntary or good reason termination after CIC	2,850,000	287,176	0	—	3,137,176
Philip Emery
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	780,993	0	1,155,868	—	1,936,861
•	Change in Control (CIC)	0	0	1,763,284	—	1,763,284
•	Involuntary or good reason termination after CIC	1,896,696	0	0	—	1,896,696
Lee Golding
•	Voluntary retirement	0	0	0	—	0
•	Involuntary termination	575,468	0	733,943	—	1,309,411
•	Change in Control (CIC)	0	0	1,026,959	—	1,026,959
•	Involuntary or good reason termination after CIC	1,397,566	0	0	—	1,397,566

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

Deferred Compensation.  The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2010 table above.

Death and Disability.  A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except a pro-rata portion of their annual bonus for the year of death or disability in the case of Messrs. Clarke and Bock.

Involuntary and Constructive Termination and Change-in-Control Severance Pay Program.  The Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Clarke and Bock, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Messrs. Wilson and Emery and Ms. Golding, a resignation due to fundamental breach of contract. The amounts shown in the table are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the employment agreements:

•	Covered terminations generally. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract.

•	Covered terminations following a Change in Control. Eligible terminations include an involuntary termination for reasons other than cause, or, as applicable, a voluntary resignation by the executive as a result of a constructive termination or fundamental breach of contract following a change in control.

•	Definitions of Cause and Constructive Termination (only applicable to Messrs. Clarke and Bock)

•	A termination of the executive by the Company is for cause if it is for any of the following reasons:

•	The executive’s failure substantially to perform executive’s duties for a period of 10 days following receipt of written notice from the Company of such failure;

•	Theft or embezzlement of company property or dishonesty in the performance of the executive’s duties;

•	Conviction which is not subject to routine appeals of right or a plea of “no contest” for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year;

•	In the case of Mr. Clarke only, if executive purposefully or knowingly makes a false certification to the Company pertaining to its financial statements or by reason or any court or administrative order, arbitration or other ruling, the executive’s ability to fully perform his duties as President and Chief Executive Officer or as a member of the Board is materially impaired;

•	The executive’s willful malfeasance or willful misconduct in connection with the Named Executive Officer’s duties or any act or omission which is materially injurious to our financial condition or business reputation; or

•	The executive’s breach of the restrictive covenants in his employment agreement.

•	A termination by the executive is as a result of constructive termination if it results from, among other things:

•	Any material reduction in the executive’s base salary or annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

•	The Company’s failure to pay compensation or benefits when due;

•	In the case of Mr. Clarke only, the Company’s failure to nominate the executive for election to the Board of Directors or failure of the executive to be re-elected to the Board of Directors resulting from the failure of the Company’s majority shareholder to vote in favor of the executive;

•	Material and sustained diminution to the executive’s duties and responsibilities;

•	The primary business office for the executive being relocated by more than 50 miles (for Mr. Clarke only, more than 30 miles from the city limits of Parsippany, New Jersey; New York,

New York or Chicago, Illinois; for Mr. Bock only, more than 50 miles from Parsippany, New Jersey or New York, New York); or

•	The Company’s election not to renew the initial employment term or any subsequent extension thereof (except as a result of the executive’s reaching retirement age, as determined by our policy).

•	Cash severance payment. This represents a cash severance payment of 2.99 (Mr. Clarke) and three (Mr. Bock) times the sum of his base salary and target annual bonus plus a pro-rata bonus for 2010. For Mr. Wilson, this represents two times the sum of his base salary and target annual bonus. For Mr. Emery and Ms. Golding, this represents 12 months of salary plus pro-rata target bonus for 2010, and, for a termination following a change in control, 24 months of base annual salary and target bonus (which applies in certain circumstances following a change in control), plus pro-rata target bonus for 2010. The Company is also required to give both Messrs. Wilson and Emery and Ms. Golding 12 months of notice or pay in lieu of notice. In the case of Messrs. Clarke, Bock and Emery, as well as Ms. Golding, they must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits.

•	Continuation of health, welfare and other benefits. Represents, following a covered termination, three years for Messrs. Clarke and Bock of continued health and welfare benefits (at active employee rates) and financial planning benefits and a lump sum in lieu of life insurance and executive car program (the latter for Mr. Bock only), as well as applicable tax assistance on such benefits, provided the executive has executed, delivered and not revoked the Separation Agreement.

•	Acceleration and continuation of equity awards. Upon termination without cause, as the result of a constructive termination, death or disability, unvested REUs granted to our Named Executive Officers under the 2009 LTIP and 2010 LTIP are converted into a time-based award, and the Named Executive Officer receives vesting of unvested REUs at target based upon pro-rata time served in year of termination plus an additional 18 months divided by number of months remaining in the four year performance period starting with the year of termination. As a result, a termination on December 31, 2010 results in vesting of 30/36ths of the 2010 through 2012 tranches of the 2009 LTIP REUs at target (66.7%) and vesting of 23/48ths of the 2010 through 2013 tranches of the 2010 LTIP REUs at target (67%).

•	Payments Upon Change in Control Alone. The change in control provisions in the current employment agreements for our Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment. In addition, upon a change in control while a Named Executive Officer who was granted 2009 LTIP REUs and, if such change in control occurs following a qualified public offering, 2010 LTIP REUs, is employed by the Company, unvested REUs under the 2009 LTIP and 2010 LTIP will vest at target (including any unvested REUs that did not vest in prior year(s) due to not meeting Annual Goals at target) and remaining unvested REUs are forfeited. As a result, in the Potential Payments Upon Termination of Employment or Change in Control table, a change in control on December 31, 2010 results in vesting of 66.7% of the unvested REUs granted to our Named Executive Officers pursuant to the 2009 LTIP and 67% of the unvested REUs granted to our Named Executive Officers pursuant to the 2010 LTIP.

•	Excise Tax Gross-Up. Mr. Clarke’s employment agreement provides that, in the event that any payments or benefits provided to Mr. Clarke under his employment agreement or any other plan or agreement in connection with a change in control by us result in an “excess parachute payment” excise tax of over $50,000 being imposed on Mr. Clarke, he would be entitled to a gross-up payment equal to the amount of the excise tax, as well as a payment equal to the income tax and additional excise tax on the gross-up payment. In the change in control scenarios set forth above, there is no excise tax that is required to be paid or grossed up.

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

All of our shares are beneficially owned by TDS Investor (Cayman) L.P., a Cayman limited partnership, through its wholly-owned subsidiaries. The following table sets forth information with respect to the beneficial ownership of the Class A-1 and Class A-2 Units of TDS Investor (Cayman) L.P. as of March 31, 2011 for (i) each individual or entity known by us to own beneficially more than 5% of the Class A-1 Units of TDS Investor (Cayman) L.P., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of our directors and our executive officers as a group.

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

		Amount and Nature
		of Beneficial
Title of Class	Name and Address of Beneficial Owner	Ownership	Percent

A-1	Blackstone Funds(1)	818,706,823	70.26%
A-1	TCV Funds(2)	132,049,488	11.33%
A-1	OEP TP Ltd.(3)	132,049,487	11.33%
A-2	Jeff Clarke(4)	17,075,388	1.47%
A-2	Gordon Wilson(4)	8,007,083	*
A-2	Philip Emery(4)	1,566,112	*
A-2	Eric Bock(4)	2,953,891	*
A-2	Lee Golding(4)	1,314,006	*
A-1	Paul C. Schorr IV(5)	818,706,823	70.26%
A-1	Martin Brand(6)	818,706,823	70.26%
A-1	William J.G. Griffith(7)	132,049,488	11.33%
A	All directors and executive officers as a group (10 persons)(8)	34,717,981	2.98%

*	Beneficial owner holds less than 1% of Class A Units.

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

(2)	Reflects beneficial ownership of 131,016,216 Class A-1 Units held by TCV VI (Cayman), L.P. and 1,033,272 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the “TCV Funds”), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(3)	The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(4)	The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 5, 2011, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(5)	Mr. Schorr, a director of the Company and TDS Investor (Cayman) L.P., is a Senior Managing Director of The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(6)	Mr. Brand, a director of the Company and TDS Investor (Cayman) L.P., is a Managing Director of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(7)	Mr. Griffith, a director of the Company and TDS Investor (Cayman) L.P., is a General Partner of Technology Crossover Ventures. Amounts disclosed for Mr. Griffith are also included in the amounts disclosed for the TCV Funds. Mr. Griffith disclaims beneficial ownership of any shares owned directly or indirectly by the TCV Funds.

(8)	Shares beneficially owned by the Blackstone Funds, the TCV Funds and OEP TP Ltd. have been excluded for purposes of the presentation of directors and executive officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the Advisory Fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2008, 2009 and 2010, we made payments of approximately $8 million, $8 million and $7 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payments made in 2008 and 2010 were credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $44.0 million. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expense for the year ended December 31, 2008. In addition, in 2008, 2009 and 2010, we paid approximately $0.5 million, $0.6 million and nil, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

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

Shareholders Agreement.  In connection with the acquisition, TDS Cayman, our ultimate parent company, entered into a Shareholders Agreement with affiliates of Blackstone and TCV. On October 13, 2006, this Shareholders Agreement was amended to add a TCV affiliate as a shareholder. The Shareholders Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions) and registration rights (including customary indemnification provisions).

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

Transaction Fee Agreement.  On August 21, 2007, Travelport LLC entered into a Transaction Fee Agreement with affiliates of Blackstone, TCV and OEP. Pursuant to the Transaction Fee Agreement, in consideration of Blackstone, TCV and OEP having undertaken the financial and structural analysis, due diligence investigations, other advice and negotiation assistance in connection with the Worldspan Acquisition and the financing thereof, Travelport LLC paid a one-time transaction and advisory fee of $14 million to affiliates of Blackstone, TCV and OEP on the closing of the Worldspan Acquisition. Such fee was divided among Blackstone, TCV and OEP according to the pro-rata beneficial equity ownership of their respective affiliates in the Company. Travelport LLC agreed to reimburse affiliates of Blackstone, TCV and OEP for out-of-pocket expenses incurred in connection with the Transaction Fee Agreement and to indemnify affiliates of Blackstone, TCV and OEP for losses relating to the Transaction Fee Agreement.

Sale of Travelport India Service Organization.  On November 29, 2007, Travelport (Luxembourg) S.à.r.l, Donvand Limited, Gullivers Travel Associates (Investments) Ltd and Gate Pacific Limited, each an indirect wholly owned subsidiary of the Company, entered into a sale and purchase agreement with Blackstone GPV Capital Partners (Mauritius) V-G Holdings Limited, an affiliate of Blackstone, for the sale of their two business process outsourcing companies based in India, called the India Service Organization (ISO). The sale was completed on November 30, 2007. Travelport (Luxembourg) S.à.r.l, Donvand Limited, Gullivers Travel Associates (Investments) Ltd and Gate Pacific Limited received an aggregate purchase price of approximately $40 million. In 2008, Travelport (Luxembourg) S.à.r.l, Donvand Limited, Gullivers Travel Associates (Investments) Ltd and Gate Pacific Limited received an aggregate of approximately $1.6 million pursuant to a working capital adjustment. The sale and purchase agreement contains customary representations, warranties, covenants and indemnities for a transaction of this type.

Bond Repurchases.  In July 2008, Travelport LLC purchased approximately $48 million of such notes from Blackport Capital Fund Ltd., an affiliate of Blackstone.

Orbitz Worldwide.  After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $28 million of revenue and recorded approximately $134 million of expense in 2010. We also have a Transition Services Agreement with Orbitz Worldwide under which we provide Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide’s initial public offering. We recorded approximately nil of cost recovery and incurred approximately $1 million of other net costs under the Transition Services Agreement in 2010. In addition, pursuant to our Separation Agreement with Orbitz Worldwide, we have agreed to issue letters of credit on behalf of Orbitz Worldwide until March 31, 2010 so long as we and our affiliates own at least 50% of Orbitz Worldwide’s voting stock, in an aggregate amount not to exceed $75 million. As of December 31, 2010, we had commitments of approximately $72 million in letters of credit outstanding on behalf of Orbitz Worldwide. We recorded approximately $4 million of interest income in connection with fees associated with such letters of credit issuances in 2010.

Loan to Parent.  During 2010, Travelport (Bermuda) Ltd., a subsidiary of the Company, loaned approximately $9.4 million to our ultimate parent, TDS Investor (Cayman) L.P. The notes accrued interest at 9.5% per annum. Accrued but unpaid interest on the notes was payable on the last day of each calendar quarter commencing on June 30, 2010. All interest payable on the notes accrued and was capitalized on each interest payment date. The principal under the notes, together with accrued and unpaid interest, was paid in full on September 30, 2010.

Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.  Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2010, we recorded revenue of approximately $20 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

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

Principal Accounting Firm Fees.  Fees billed to us by Deloitte LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2010 and 2009 were as follows:

Audit Fees.  The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2010 and 2009 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $3.6 million and $5.7 million, respectively.

Audit-Related Fees.  The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2010 and 2009 were approximately $0.3 million and $0.5 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2010 and December 31, 2009.

Tax Fees.  The aggregate fees billed for tax services during the fiscal years ended December 31, 2010 and 2009 were approximately $1.6 million and $2.7 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and December 31, 2009.

All Other Fees.  The aggregate fees billed for other fees during the fiscal years ended December 31, 2010 and December 31, 2009 were approximately $0.8 million and $5.0 million, respectively. These fees relate primarily to services in relation to a proposed offering.

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

All services performed by the independent auditor in 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its March 16, 2010 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2010 and 2009 under such provision.

PART IV

ITEM 15.	EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)(1)	FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by Orbitz Worldwide, Inc. with the SEC on March 1, 2011. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 15(A)(3)	EXHIBITS

See Exhibits Index commencing on page G-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED

By:	/s/ Simon Gray
Simon Gray
Senior Vice President and
Chief Accounting Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Clarke (Jeff Clarke)	President, Chief Executive Officer and Director	March 31, 2011

/s/ Philip Emery (Philip Emery)	Executive Vice President and Chief Financial Officer	March 31, 2011

/s/ Paul C. Schorr IV (Paul C. Schorr IV)	Chairman of the Board and Director	March 31, 2011

/s/ Martin Brand (Martin Brand)	Director	March 31, 2011

/s/ William J.G. Griffith (William J.G. Griffith)	Director	March 31, 2011

TRAVELPORT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Travelport Limited

We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in total equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE LLP

London, United Kingdom
March 31, 2011

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2010	December 31, 2009	December 31, 2008

Net revenue	2,290	2,248	2,527

Costs and expenses
Cost of revenue	1,164	1,090	1,257
Selling, general and administrative	547	567	649
Restructuring charges	13	19	27
Depreciation and amortization	252	243	263
Impairment of goodwill and other intangible assets	—	833	—
Other (income) expense	—	(5)	7

Total costs and expenses	1,976	2,747	2,203

Operating income (loss)	314	(499)	324
Interest expense, net	(272)	(286)	(342)
Gain on early extinguishment of debt	2	10	29

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide	44	(775)	11
(Provision) benefit for income taxes	(60)	68	(43)
Equity in losses of investment in Orbitz Worldwide	(28)	(162)	(144)

Net loss	(44)	(869)	(176)
Net loss (income) attributable to non-controlling interest in subsidiaries	1	(2)	(3)

Net loss attributable to the Company	(43)	(871)	(179)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED BALANCE SHEETS

(in $ millions)	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	242	217
Accounts receivable (net of allowances for doubtful accounts of $35 and $59)	348	346
Deferred income taxes	5	22
Other current assets	204	156

Total current assets	799	741
Property and equipment, net	521	452
Goodwill	1,277	1,285
Trademarks and tradenames	413	419
Other intangible assets, net	1,048	1,183
Investment in Orbitz Worldwide	91	60
Non-current deferred income taxes	5	2
Other non-current assets	346	204

Total assets	4,500	4,346

Liabilities and equity
Current liabilities:
Accounts payable	183	139
Accrued expenses and other current liabilities	809	765
Current portion of long-term debt	18	23

Total current liabilities	1,010	927
Long-term debt	3,796	3,640
Deferred income taxes	133	143
Other non-current liabilities	233	228

Total liabilities	5,172	4,938

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,011	1,006
Accumulated deficit	(1,686)	(1,643)
Accumulated other comprehensive (loss) income	(9)	30

Total shareholders’ equity	(684)	(607)
Equity attributable to non-controlling interest in subsidiaries	12	15

Total equity	(672)	(592)

Total liabilities and equity	4,500	4,346

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2010	December 31, 2009	December 31, 2008

Operating activities
Net loss	(44)	(869)	(176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	252	243	263
Impairment of goodwill and other intangible assets	—	833	—
(Gain) loss on sale of assets	—	(5)	7
Provision for bad debts	2	15	9
Equity-based compensation	5	10	1
Gain on early extinguishment of debt	(2)	(10)	(29)
Amortization of debt finance costs and debt discount	23	16	20
(Gain) loss on interest rate derivative instruments	(6)	6	28
(Gain) loss on foreign exchange derivative instruments	(3)	(13)	9
Equity in losses of investment in Orbitz Worldwide	28	162	144
FASA liability	(18)	(26)	(33)
Deferred income taxes	11	(118)	(12)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6)	31	4
Other current assets	(12)	(4)	(10)
Accounts payable, accrued expenses and other current liabilities	68	(20)	(103)
Other	(14)	(12)	2

Net cash provided by operating activities	284	239	124

Investing activities
Property and equipment additions	(182)	(58)	(94)
Investment in Orbitz Worldwide	(50)	—	—
Businesses acquired	(16)	(2)	4
Loan to parent company	(9)	—	—
Loan repaid by parent company	9	—	—
Proceeds from sale of assets	2	5	3
Other	5	—	3

Net cash used in investing activities	(241)	(55)	(84)

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended	Year Ended	Year Ended
(in $ millions)	December 31, 2010	December 31, 2009	December 31, 2008

Financing activities
Principal repayments	(318)	(307)	(169)
Proceeds from new borrowings	517	144	259
Cash provided as collateral	(137)	—	—
Payments on settlement of derivative contracts	(77)	—	—
Proceeds on settlement of derivative contracts	16	87	—
Net share settlement for equity-based compensation	—	(7)	(24)
Debt finance costs	(20)	(3)	—
Distribution to a parent company	—	(227)	(60)
Other	(3)	(4)	—

Net cash (used in) provided by financing activities	(22)	(317)	6

Effect of changes in exchange rates on cash and cash equivalents	4	5	(10)

Net increase (decrease) in cash and cash equivalents	25	(128)	36
Cash and cash equivalents at beginning of year	217	345	309

Cash and cash equivalents at end of year	242	217	345

Supplemental disclosure of cash flow information
Interest payments	232	255	296
Income tax payments, net	29	46	34

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

				Accumulated	Non -
		Additional		Other	Controlling
		Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Common Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2008	—	1,317	(594)	163	4	890
Distribution to a parent company	—	(60)	—	—	—	(60)
Net share settlement for equity-based compensation	—	(32)	—	—	—	(32)
Comprehensive income (loss):
Net (loss) income	—	—	(179)	—	3	(176)
Currency translation adjustment, net of tax of $0	—	—	—	(88)	—	(88)
Unrealized gain on available for sale securities, net of tax $0	—	—	—	3	—	3
Unrealized loss on equity investment and other, net of tax of $0	—	—	—	(11)	—	(11)
Unrealized loss on cash flow hedges, net of tax of $0	—	—	—	(14)	—	(14)
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(93)	—	(93)

Total comprehensive loss						(379)

Balance as of December 31, 2008	—	1,225	(773)	(40)	7	419
Distribution to a parent company	—	(227)	—	—	—	(227)
Equity-based compensation, net of repurchases	—	8	—	—	—	8
Businesses acquired	—	—	1	—	7	8
Dividend to non-controlling interest shareholders	—	—	—	—	(1)	(1)
Comprehensive income (loss):
Net (loss) income	—	—	(871)	—	2	(869)
Currency translation adjustment, net of tax of $0	—	—	—	33	—	33
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	18	—	18
Defined benefit plan settlement, net of tax of $0	—	—	—	4	—	4
Unrecognized actuarial gain on defined benefit plans, net of tax of $0	—	—	—	8	—	8
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	7	—	7

Total comprehensive loss						(799)

Balance as of December 31, 2009	—	1,006	(1,643)	30	15	(592)
Capital contribution from non-controlling interest shareholders	—	—	—	—	1	1
Equity-based compensation	—	5	—	—	—	5
Dividend to non-controlling interest shareholders	—	—	—	—	(3)	(3)
Comprehensive income (loss):
Net loss	—	—	(43)	—	(1)	(44)
Currency translation adjustment, net of tax of $0	—	—	—	(35)	—	(35)
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	9	—	9
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(22)	—	(22)
Unrealized gain on equity investment in Orbitz Worldwide, net of tax of $0	—	—	—	9	—	9

Total comprehensive loss						(83)

Balance as of December 31, 2010	—	1,011	(1,686)	(9)	12	(672)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

1.	Basis of Presentation

Travelport Limited (hereafter “Travelport” or the “Company”) is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and its Airline IT Solutions business, which hosts mission critical applications and provides business and data analysis solutions for major airlines, and Gullivers Travel Associates (“GTA”), a leading global multi-channel provider of hotel and ground services. The Company also owns approximately 48% of Orbitz Worldwide Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has approximately 5,475 employees and operates in approximately 160 countries. Travelport is a closely-held company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California, One Equity Partners (“OEP”) of New York and Travelport management.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Business Description

The Company’s operations are organized under the following business segments:

•	The GDS business consists of Travelport GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel suppliers. Travelport’s GDS business operates three systems, Galileo, Apollo and Worldspan, providing travel agencies with booking technology and access to supplier inventory that Travelport aggregates from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Within Travelport’s GDS business, Travelport’s Airline IT Solutions business provides hosting solutions and a number of IT services to airlines to enable them to focus on their core business competencies.

•	The GTA business receives access to accommodation, ground travel, sightseeing and other destination services from travel suppliers at negotiated rates and then distributes this inventory through multiple channels to other travel wholesalers, tour operators and travel agencies, as well as directly to consumers via its affiliate channels.

2.	Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities of which Travelport controls a majority of the entity’s outstanding common stock. The Company has eliminated intercompany transactions and accounts in its financial statements.

Revenue Recognition

The Company provides global transaction processing and computer reservation services, offers retail consumer and corporate travel agency services through its online travel agencies and provides travel marketing information to airline, car rental and hotel clients as described below.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

GDS Revenue

Transaction Processing Revenue

The Company’s GDS business provides travel agencies, internet sites and other subscribers with the ability to access schedule and fare information, book reservations and print tickets for air travel. The Company also provides subscribers with information and booking capability covering car rentals and hotel reservations at properties throughout the world. Such transaction processing services are provided through the use of the GDS. As compensation for services provided, fees are collected, on a per segment basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the Company’s GDSs. Additionally, certain of the Company’s more significant contracts provide for incentive payments based upon business volume. Revenue for air travel reservations is recognized at the time of booking of the reservation, net of estimated cancellations prior to the date of departure and anticipated incentives for customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations prior to the date of departure, which have not been significant. Revenue for car rental, hotel reservations and cruise reservations is recognized upon fulfillment of the reservation. The timing of the recognition of car, hotel and cruise reservation revenue reflects the difference in the contractual rights related to such services compared to the airline reservation services.

Airline IT Solutions Revenue

The Company’s GDS business provides hosting solutions and IT software subscription services to airlines, as well as travel agency services to corporations. Such revenue is recognized as the services are performed.

GTA Revenue

The Company’s GTA business provides the components of packaged vacations to travel agencies, which the travel agencies sell to individual travelers or groups of travelers. Services include reservation services provided by GTA for hotel, ground transportation and other travel-related services, exclusive of airline reservations. The components of the packaged vacations are based on the specifications requested by the travel agencies. The net revenue generated from the sale of packaged vacation components is recognized upon departure of the individual traveler or the group of travelers, as the Company has performed all services for the travel agency at that time and the travel agency is the tour operator and provider of the packaged vacation. For approximately 1% of the hotel reservations that it provides, GTA assumes the inventory risk, resulting in recognition of revenue on a gross basis.

A small percentage of the revenue earned by GTA is for hotel reservation and fulfillment services to its customers through its Octopus Travel subsidiary. These products and services are offered on a stand-alone basis, primarily through the agency and merchant business models. Revenue recognition for these services is based upon the nature of the Company’s commercial agreement with the provider.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including commissions and costs incurred for third-party national distribution companies (“NDCs”), financial incentives paid to travel agencies who subscribe to the Company’s GDSs, and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization expenses.

In markets not supported by the Company’s sales and marketing organizations, the Company utilizes an NDC structure, where feasible, in order to take advantage of the NDC’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC’s territory.

The Company enters into agreements with significant subscribers, which provide for incentives in the form of cash payments, equipment or other services at no charge. The amount of the incentive varies depending upon the expected volume of the subscriber’s business. The Company establishes liabilities for these incentives and recognizes the related expense as the revenue is earned in accordance with the contractual terms. Where incentives are provided at inception, the Company defers and amortizes the expense over the life of the contract. The Company generally amortizes the incentives on a straight-line basis as it expects the benefit of those incentives, which are the air segments booked on its GDSs, to accrue evenly over the life of the contract.

Technology management costs, data processing costs, and telecommunication costs, which are included in cost of revenue, consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating the Company’s internet sites and payments to outside contractors.

Commission costs are recognized in the same accounting period as the revenue which was generated from those activities. All other costs are recognized as expenses when obligations are incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs, such as search and banner advertising, and offline marketing costs such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $23 million, $26 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company classifies uncertain tax positions as non-current other liabilities unless expected to be paid within one year. Liabilities expected to be paid within one year are included in the accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities and other non-current liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax positions as part of the provision for income taxes.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables are reported in the consolidated balance sheets net of an allowance for doubtful accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company, or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which the Company operates, its policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect, relative to local standards, does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivable is performed on a regular basis, generally monthly, by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $2 million, $15 million and $9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. All derivatives are recorded at fair value either as assets or liabilities. As a matter of policy, the Company does not use derivatives for trading or speculative purposes and does not offset derivative assets and liabilities.

The effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are reflected in earnings in the same period during which the hedged cash flow affects earnings. Changes in the fair value of derivatives not designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations.

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

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2010, 2009 and 2008, the Company amortized internal use software costs of $94 million, $58 million and $48 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market multiples and other factors to corroborate the discounted cash flow results, if available. If, as a result of testing, the Company determines that the carrying value exceeds the fair value, then the level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. This results in the implied fair value of the goodwill. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary.

The Company evaluates the recoverability of its other long-lived assets, including definite-lived intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The Company performs its annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. See Note 4 — Impairment of Long-Lived Assets for additional information.

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

Equity Method Investments

The Company accounts for its investment in Orbitz Worldwide under the equity method of accounting. The investment was initially recorded at cost at the time Orbitz Worldwide was deconsolidated on October 31, 2007 and the carrying amount has been adjusted to recognize the Company’s share of Orbitz Worldwide earnings and losses since deconsolidation and the additional investment by the Company in 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency and interest rate hedge transactions designated in hedge relationships, unrealized actuarial gains and losses on defined benefit plans and unrealized gains and losses on equity investments. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-US dollar functional currencies are translated at period end exchange rates. The gains and losses resulting from translating foreign currency financial statements into US dollars, net of hedging gains, hedging losses and taxes, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in earnings as a component of net revenue, cost of revenue or selling, general and administrative expense, based upon the nature of the underlying transaction, in the consolidated statements of operations. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component in the consolidated statements of cash flows.

Equity-Based Compensation

The Company operates an equity-based long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees are granted restricted equity units and/or partnership interests in the partnership which ultimately controls the Company.

The Company expenses all employee equity-based compensation over the relevant vesting period based upon the fair value of the award on the date of grant, the estimated achievement of performance targets and anticipated staff retention. The equity-based compensation expense is included as a component of equity on

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

The Company’s accounting policies, which include significant estimates and assumptions, include estimation of the collectability of accounts receivables, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, amounts for future cancellations of airline bookings processed through the GDSs, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, discount rates and rates of return affecting the calculation of the assets and liabilities associated with the employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

Recently Issued Accounting Pronouncements

Disclosure of Supplementary Pro-Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. This guidance is effective for business combinations occurring on or after January 1, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance, apart from disclosure.

Goodwill Impairment Testing

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance related to new disclosures about the credit quality of certain financing receivables and their related allowance for credit losses. This guidance requires new disclosures on (i) the nature of credit risk inherent in the Company’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

2.	Summary of Significant Accounting Policies (Continued)

changes in the allowance for credit losses. Among other things, the expanded disclosures require information to be disclosed at disaggregated levels (“segments” or “classes”), along with roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The Company adopted the provisions of this guidance for its reporting period ended December 31, 2010. There was no impact on the consolidated financial statements resulting from the adoption of this guidance.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company adopted the provisions of this guidance on January 1, 2010, except for the new disclosures around the activity in Level 3 categories of fair value measurements, which will be adopted for reporting periods ending after January 1, 2011, as required. There was no impact on the consolidated financial statements resulting from the adoption of this guidance.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the FASB issued guidance related to accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies the scope of the requirements surrounding the decrease in ownership and expands the disclosure requirements for de-consolidation of a subsidiary or de-recognition of a group of assets. The Company adopted the provisions of this guidance effective January 1, 2010. There was no impact on the consolidated financial statements resulting from the adoption of this guidance.

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence of fair value or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. Full retrospective application of the new guidance is optional. The Company does not anticipate a material impact on the consolidated financial statements resulting from the adoption of this guidance.

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company does not anticipate a material impact on the consolidated financial statements resulting from the adoption of this guidance.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

3.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of December 31, 2010 and December 31, 2009, the carrying value of the Company’s investment in Orbitz Worldwide was $91 million and $60 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of December 31, 2010 was approximately $273 million.

On January 26, 2010, the Company purchased $50 million of newly-issued shares of common stock of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and a third party investor, PAR Investment Partners, to exchange approximately $49.68 million of Orbitz Worldwide debt for Orbitz Worldwide common stock, the Company continues to own approximately 48% of Orbitz Worldwide’s outstanding shares.

Presented below are the summary balance sheets for Orbitz Worldwide as of December 31, 2010 and 2009:

	December 31,	December 31,
(in $ millions)	2010	2009

Current assets	188	170
Non-current assets	1,029	1,124

Total assets	1,217	1,294

Current liabilities	423	419
Non-current liabilities	604	745

Total liabilities	1,027	1,164

As of December 31, 2010 and 2009, the Company had balances payable to Orbitz Worldwide of approximately $15 million and $3 million, respectively, which are included on the Company’s consolidated balance sheet within accrued expenses and other current liabilities.

Presented below are the summary results of operations for Orbitz Worldwide for the year ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Net revenue	757	738	870
Operating expenses	688	679	811
Impairment of goodwill, intangibles and long-lived assets	81	332	297

Operating loss	(12)	(273)	(238)
Interest expense, net	(44)	(57)	(63)
Gain on extinguishment of debt	—	2	—

Loss before income taxes	(56)	(328)	(301)
Income tax (provision) benefit	(2)	(9)	2

Net loss	(58)	(337)	(299)

The Company has recorded losses of $28 million, $162 million and $144 million related to its investment in Orbitz Worldwide for the years ended December 31, 2010, 2009 and 2008, respectively, within equity in losses of investment in Orbitz Worldwide in the Company’s consolidated statements of operations.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

3.	Orbitz Worldwide (Continued)

Equity in losses of investment in Orbitz Worldwide for the year ended December 31, 2010 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $81 million. During the fourth quarter of 2010, Orbitz Worldwide performed its annual impairment test for goodwill and intangible assets. This resulted in Orbitz Worldwide recognizing an impairment charge of $70 million, of which $42 million was to impair goodwill and $28 million was to impair trademarks and tradenames. Additionally, during 2010, Orbitz Worldwide recorded an $11 million non-cash impairment charge related to property, equipment and other assets.

Equity in losses of investment in Orbitz Worldwide for the year ended December 31, 2009 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $332 million, of which $250 million related to goodwill and $82 million related to trademarks and tradenames. During that period, Orbitz Worldwide experienced a significant decline in its stock price and a decline in its operating results due to continued weakness in economic and industry conditions. These factors, coupled with an increase in competitive pressures, resulted in the recognition of an impairment charge.

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

Net revenue disclosed above includes approximately $86 million, $70 million and $114 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it has earned approximately $28 million, $42 million and $137 million of revenue and recorded approximately $134 million, $106 million and $232 million of expense in the years ended December 31, 2010, 2009 and 2008 respectively. In addition, the Company has a Transition Services Agreement with Orbitz Worldwide under which it provides Orbitz Worldwide with certain insurance, human resources and employee benefits, payroll, tax, communications, information technology and other services that were shared by the companies prior to Orbitz Worldwide’s initial public offering. The Company has recorded nil, $1 million and $5 million of cost recovery under the Transition Services Agreement and incurred $1 million, $1 million and $1 million of other net costs in the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company has recorded approximately $4 million, $4 million and $3 million of interest income related to letters of credit issued on behalf of Orbitz Worldwide in the years ended December 31, 2010, 2009 and 2008, respectively.

4.	Impairment of Long-Lived Assets

The Company assesses the carrying value of goodwill and indefinite-lived intangible assets for impairment annually, or more frequently whenever events occur and circumstances change indicating potential impairment. The goodwill impairment test involves two steps: a comparison of the estimated fair value of the reporting unit to the carrying value of net assets and, if the carrying value exceeds the fair value of the net assets, a further assessment is required to analyze the fair value of the goodwill.

The Company performed its annual impairment test during the fourth quarter of 2010 and did not identify any impairment.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

4.	Impairment of Long-Lived Assets (Continued)

During 2009, the Company observed indicators of potential impairment related to its GTA segment, specifically that the performance in what historically has been the strongest period for GTA, due to peak demand for travel, was less than expected. This resulted in a downward modification to the revenue forecasts for GTA, as it was concluded that the recovery in the travel market in which GTA operates would take longer than originally anticipated. As a result, an impairment test was performed. In estimating the fair value of the reporting unit, the Company used the income approach. The income approach, which results in a Level 3 fair value, is based on discounted expected future cash flows from the business. The estimates used in this test included (a) estimated cash flows based on financial projections for periods from 2010 through 2014, which were extrapolated to perpetuity for goodwill and trademarks and until 2025 for customer lists, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on weighted average cost of capital, ranging from 13% to 14%.

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

As a result of this assessment, the Company recorded an impairment charge of $833 million during the year ended December 31, 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships. This charge is included in the impairment of goodwill and other intangible assets expense line item in the consolidated statements of operations. A tax benefit of $96 million was recognized in the Company’s consolidated statements of operations as a result of the impairment charge in the year. Accordingly, the non-current deferred income tax liability was reduced by $96 million. This included $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and trade names. There was no tax impact arising from the impairment of the goodwill.

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

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2010 and December 31, 2010 are as follows:

	January 1,			December 31,
(in $ millions)	2010	Additions	Foreign Exchange	2010

Non-Amortizable Assets:
Goodwill
GDS	979	6	1	986
GTA	306	5	(20)	291

	1,285	11	(19)	1,277

Trademarks and tradenames	419	—	(6)	413

Amortizable Intangible Assets:
Customer relationships	1,564	4	(28)	1,540
Vendor relationships and other	51	1	(3)	49

	1,615	5	(31)	1,589
Accumulated amortization	(432)	(118)	9	(541)

Amortizable intangible assets, net	1,183	(113)	(22)	1,048

In 2010, the Company made two acquisitions for total cash consideration of $16 million, resulting in goodwill in the GDS and GTA segments of $6 million and $5 million, respectively. Additionally, the Company purchased customer lists and distribution rights in the GDS segment for a total consideration of $4 million.

As of December 31, 2010, the GDS and GTA segments had a gross carrying value of intangible assets, excluding goodwill, of $1,445 million and $557 million, respectively.

As of December 31, 2009, the GDS and GTA segments had a gross carrying value of intangible assets, excluding goodwill, of $1,439 million and $595 million, respectively.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Intangible Assets (Continued)

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2009 and December 31, 2009 are as follows:

	January 1,		Impairment	Foreign	December 31,
(in $ millions)	2009	Additions	Charge	Exchange	2009

Non-Amortizable Assets:
Goodwill
GDS	972	7	—	—	979
GTA	766	—	(491)	31	306

	1,738	7	(491)	31	1,285

Trademarks and tradenames	499	—	(87)	7	419

Amortizable Intangible Assets:
Customer relationships	1,796	—	(255)	23	1,564
Vendor relationships and other	50	1	—	—	51

	1,846	1	(255)	23	1,615
Accumulated amortization	(294)	(132)	—	(6)	(432)

Amortizable intangible assets, net	1,552	(131)	(255)	17	1,183

In 2009, the Company made two acquisitions in the GDS business resulting in goodwill of $7 million.

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2008 and December 31, 2008 are as follows:

			Adjustments to
			Intangibles
	January 1,		Acquired in	Foreign	December 31,
(in $ millions)	2008	Additions	Prior Periods	Exchange	2008

Non-Amortizable Assets:
Goodwill
GDS	948	1	23	—	972
GTA	809	—	—	(43)	766

	1,757	1	23	(43)	1,738

Trademarks and tradenames	510	—	—	(11)	499

Amortizable Intangible Assets:
Customer relationships	1,826	—	—	(30)	1,796
Vendor relationships and other	52	—	—	(2)	50

	1,878	—	—	(32)	1,846
Accumulated amortization	(161)	(141)	—	8	(294)

Amortizable intangible assets, net	1,717	(141)	—	(24)	1,552

The adjustments to goodwill acquired in prior periods are primarily the result of a $16 million adjustment to the purchase price of Worldspan and $7 million of fair value adjustments to the assets acquired and liabilities assumed. The goodwill acquired during 2008 is the result of an acquisition by the Company’s GDS segment with a purchase price of approximately $1 million.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

5.	Intangible Assets (Continued)

Amortization expense relating to all intangible assets was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Customer relationships	116	130	138
Vendor relationships and other	2	2	3

Total*	118	132	141

*	Included as a component of depreciation and amortization in the Company’s consolidated statements of operations.

Accumulated amortization of customer relationships was $530 million, $424 million and $287 million as of December 31, 2010, 2009 and 2008, respectively. Accumulated amortization of vendor relationships and other was $11 million, $8 million and $7 million as of December 31, 2010, 2009 and 2008, respectively.

The Company expects amortization expense relating to intangible assets to be approximately $117 million, $112 million, $110 million, $107 million and $99 million for each of the five succeeding fiscal years, respectively.

6.	Restructuring Charges

Following the acquisition of Worldspan Technologies, Inc. (“Worldspan”) in 2007, and the completion of plans to integrate Worldspan into the GDS segment, the Company committed to various strategic initiatives targeted principally at reducing costs and enhancing organizational efficiency by consolidating and rationalizing existing processes, including the relocation of certain finance and administrative positions from the United States to the United Kingdom. Substantially all the costs incurred were personnel and facility related and this plan was completed as of December 31, 2010.

During the fourth quarter of 2010, the Company committed to an additional strategic initiative to further rationalize certain centralized functions. Substantially all of the costs incurred were personnel related, and the plan is expected to be completed during 2011.

The recognition of restructuring charges and the corresponding utilization of accrued balances are summarized by category as follows:

	Personnel	Facility
(in $ millions)	Related	Related	Other	Total

Balance as of January 1, 2008	8	—	—	8
2007 restructuring plan charges incurred in 2008	26	—	1	27
Cash payments made in 2008	(25)	—	—	(25)

Balance as of December 31, 2008	9	—	1	10
2007 restructuring plan charges incurred in 2009	18	1	—	19
Cash payments made in 2009	(21)	—	—	(21)

Balance as of December 31, 2009	6	1	1	8
2007 restructuring plan charges incurred in 2010	3	4	—	7
2010 restructuring plan charges incurred in 2010	6	—	—	6
Cash payments made in 2010	(7)	(5)	—	(12)

Balance as of December 31, 2010	8	—	1	9

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

6.	Restructuring Charges (Continued)

The restructuring charge of $13 million incurred during the year ended December 31, 2010 includes approximately $6 million and $2 million that have been recorded within the GDS and GTA segments, respectively. Under the 2010 restructuring plan, the Company expects to incur $5 million of additional restructuring charges for personnel related costs during 2011.

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

7.	Income Taxes

The (provision) benefit for income taxes consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Current
US State	—	(3)	(3)
Non-US	(46)	(33)	(40)

	(46)	(36)	(43)

Deferred
US Federal	(19)	13	(3)
US State	—	—	(1)
Non-US	8	105	16

	(11)	118	12

Non-current
Liabilities for uncertain tax positions	(3)	(14)	(12)

(Provision) benefit for income taxes	(60)	68	(43)

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide for US and non-US operations consisted of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

US	6	36	52
Non-US	38	(811)	(41)

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	44	(775)	11

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

7.	Income Taxes (Continued)

Deferred income tax assets and liabilities were comprised of:

	December 31,	December 31,
(in $ millions)	2010	2009

Deferred tax assets:
Accrued liabilities and deferred income	49	59
Accrued interest	—	56
Allowance for doubtful accounts	7	9
Net operating loss carry forwards and tax credit carry forwards	105	20
Accumulated other comprehensive income	25	22
Other assets	6	6
Less: Valuation allowance	(182)	(148)

Total deferred tax assets	10	24

Deferred tax liabilities
Depreciation and amortization	(131)	(142)
Other	(2)	(1)

Total deferred tax liabilities	(133)	(143)

Net deferred tax liability	(123)	(119)

The deferred tax assets and liabilities shown above are offset within taxing jurisdictions in the same manner as presented in the consolidated balance sheets. On a gross basis, deferred tax assets would be $10 million and $24 million as of December 31, 2010 and 2009, respectively. Deferred tax liabilities would be $133 million and $143 million as of December 31, 2010 and 2009, respectively.

The Company believes that it is more likely than not that the benefit from certain US federal, US State and non-US net operating loss carry forwards and other deferred tax assets will not be realized. A valuation allowance of $182 million has been recorded against the deferred tax assets as of December 31, 2010. If the assumptions change and it is determined that the Company will be able to realize the net operating losses, the valuation allowance will be recognized as a reduction of income tax expense. As of December 31, 2010, the Company had federal net operating loss carry forwards of approximately $230 million, which expire between 2026 and 2030, and other non-US net operating losses of $45 million which expire between four years and indefinitely.

As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2010 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $13 million if such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-US subsidiaries in those operations. As of December 31, 2010, the Company had not made a provision for US or additional non-US withholding tax on approximately $1,540 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances. It is not practical to estimate the amount of deferred tax liability related to investments in these non-US subsidiaries.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

7.	Income Taxes (Continued)

The Company’s effective income tax rate differs from the US federal statutory rate as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in %)	2010	2009	2008

US Federal statutory rate	35.0	35.0	35.0
US State and local income taxes, net of federal tax benefits	0.8	(0.4)	30.8
Taxes on non-US operations at alternative rates	54.0	(6.8)	283.7
Tax benefit resulting from non-US rate change	2.3	—	5.7
Tax benefit arising from US state rate change	—	—	4.8
Liability for uncertain tax positions	7.5	(1.6)	108.5
Non-deductible compensation	—	(0.4)	(84.4)
Non-deductible interest	—	—	5.1
Non-deductible impairment and amortization	—	(22.6)	31.2
Capitalized consulting costs	—	—	(76.2)
Change in valuation allowance	20.7	5.1	35.5
Other non-deductible items	16.1	(0.9)	11.1
Other	—	1.4	0.1

	136.4	8.8	390.9

The Company is subject to income taxes in the United States and numerous non-US jurisdictions. The effective tax rate is likely to vary materially both from the US federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the effective tax rate, the following items consistently have an impact: (a) the Company is subject to income tax in numerous non-US jurisdictions with varying tax rates, (b) the GDS business earnings outside of the US are taxed at an effective rate that is lower than the US federal rate and at a relatively consistent level of charge, (c) the location of the Company’s debt in countries with no or low rates of federal tax implies limited deductions for interest, and (d) a valuation allowance is established against the deferred tax assets generated in the United States. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities representing the best estimates of the probable loss on certain positions. The Company believes the accruals for tax liabilities are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and reliance on significant estimates and assumptions. The Company is regularly under audit by tax authorities. While the Company believes the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different from what is reflected in historical income tax provisions and recorded assets and liabilities.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

7.	Income Taxes (Continued)

Pursuant to the purchase agreement governing the acquisition of the Travelport business of Avis Budget Group, Inc. (“Avis Budget”) on August 23, 2006, the Company is indemnified by Avis Budget for all income tax liabilities relating to periods prior to the sale of the Company. The Company believes its accruals for the indemnified tax liabilities are adequate for all remaining open years, based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

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

With limited exceptions, the Company is no longer subject to US federal income tax, state and local, or non-US income tax examinations by tax authorities for tax years before 2001. The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions. The Company does not expect a significant increase to unrecognized tax benefits within the next twelve months. The Company does not expect a reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $65 million as of December 31, 2010 and $64 million as at December 31, 2009.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Unrecognized tax benefit — opening balance	64	50	53
Gross increases — tax positions in prior periods	3	9	5
Gross decreases — tax positions in prior periods	(1)	(6)	(11)
Gross increases — tax positions in current period	1	8	13
Settlements	(2)	(1)	(2)
Increases due to currency translation adjustments	—	4	(8)

Unrecognized tax benefit — ending balance	65	64	50

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. In 2010, 2009 and 2008, the Company accrued approximately $2 million, $2 million and $1 million for interest and penalties, respectively. The total interest and penalties included in the ending balance of unrecognized tax benefits above was $9 million and $7 million as of December 31, 2010 and 2009, respectively.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

8.	Other Current Assets

Other current assets consisted of:

	December 31,	December 31,
(in $ millions)	2010	2009

Upfront inducement payments and supplier deposits	86	70
Sales and use tax receivables	46	48
Prepaid expenses	18	20
Assets held for sale	16	2
Derivative assets	15	1
Deferred costs	—	10
Other	23	5

	204	156

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

Deferred costs as of December 31, 2009 related to costs incurred directly in relation to a proposed offering of securities. These costs were expensed in 2010 due to events occurring which resulted in the postponement of the Company’s proposed offering of securities.

9.	Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2010			December 31, 2009
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Land	—	—	—	4	—	4
Capitalized software	611	(283)	328	455	(182)	273
Furniture, fixtures and equipment	244	(143)	101	230	(129)	101
Building and leasehold improvements	24	(11)	13	48	(20)	28
Construction in progress	79	—	79	46	—	46

	958	(437)	521	783	(331)	452

Additions in the year ended December 31, 2010 include a transaction processing facility software license and equipment from International Business Machines Corporation as part of the investment in the Company’s GDS information technology infrastructure.

At December 31, 2010 and 2009, the Company had net capital leases of $47 and $52 million, respectively, included within furniture, fixtures and equipment.

During the year ended December 31, 2010, $4 million of land and $12 million of freehold buildings were reclassified to assets held for sale.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation expense of $134 million, $111 million and $122 million, respectively.

Construction in progress as of December 31, 2010 and 2009 includes $6 million and $1 million, respectively, of capitalized interest.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

10.	Other Non-Current Assets

Other non-current assets consisted of:

	December 31,	December 31,
(in $ millions)	2010	2009

Restricted cash	137	5
Development advances	116	87
Deferred financing costs	37	42
Pension assets	17	14
Derivative assets	5	18
Avis Budget tax receivable	—	7
Other	34	31

	346	204

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	December 31,	December 31,
(in $ millions)	2010	2009

Accrued commissions and incentives	255	197
Accrued travel supplier payments, deferred revenue and customer advances	217	206
Accrued interest expense	61	41
Accrued sales and use tax	59	75
Accrued payroll and related	44	63
Accrued sponsor monitoring fees	42	49
Derivative contracts	35	43
Other	96	91

	809	765

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

12.	Long-Term Debt

Long-term debt consisted of:

		December 31,	December 31,
(in $ millions)	Maturity	2010	2009

Senior Secured Credit Agreement
Term loan facility
Dollar denominated	August 2013	172	1,846
Euro denominated	August 2013	59	501
Dollar denominated	August 2015	1,520	—
Euro denominated	August 2015	410	—
“Tranche S”	August 2015	137	—
Senior notes
Dollar denominated floating rate notes	September 2014	123	143
Euro denominated floating rate notes	September 2014	217	232
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	—
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	187	201
Capital leases and other		49	50

Total debt		3,814	3,663
Less: current portion		18	23

Long-term debt		3,796	3,640

Senior Secured Credit Agreement

2010

In October 2010, the Company entered into an agreement to amend certain terms under its senior secured credit facility. The agreement impacted approximately 90% of the term loans. The main impact of the amendments was to (i) extend the maturity by two years to August 2015 for $1,523 million of dollar denominated term loans, $427 million of euro denominated term loans and $137 million of the synthetic letter of credit commitments, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the new extended letter of credit commitments by establishing $137 million of new dollar denominated “Tranche S” term loans, which were funded to the Company with proceeds in a restricted deposit account; (iii) amend the total leverage ratio test within the covenant conditions, beginning December 31, 2010; (iv) provide the flexibility to extend the maturity on the revolving credit facility with the consent of the revolving credit facility lenders at a later date; and (v) provide the ability to incur certain additional junior refinancing indebtedness. The amendment increased the interest rate margin on the extended euro and dollar denominated term loans by 2.0% to EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively.

The interest rate on the Company’s non-extended euro and dollar denominated term loans remains at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively. The Company is required to repay its term loans in quarterly installments of approximately $3 million, which totaled $11 million during the year ended December 31, 2010.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

12.	Long-Term Debt (Continued)

In August 2010, the Company made a discretionary repayment of $149 million principal amount of dollar denominated terms loans under its senior secured credit agreement, using proceeds from the issue of $250 million of 9% dollar denominated terms loans due March 2016. As a result of this repayment, the Company amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt.

During 2010, the principal amount outstanding under the euro denominated term loan facility decreased by approximately $32 million as a result of foreign exchange fluctuations. This decrease was fully offset by movements in foreign exchange hedge instruments contracted by the Company.

The Company has a $270 million revolving credit facility with a consortium of banks under its senior secured credit agreement. As of December 31, 2010, the Company had no borrowings outstanding under its revolving credit facility, but had approximately $27 million of letters of credit commitments outstanding, leaving a remaining capacity of $243 million. During the year ended December 31, 2010, the Company borrowed and subsequently repaid $130 million of debt under its revolving credit facility.

As a result of the Company amending certain terms under its senior secured credit agreement in October 2010, the $150 million synthetic letter of credit facility was reduced to $13 million. A new $133 million letter of credit facility was established, collateralized by $137 million of restricted cash funded by the new “Tranche S” terms loans due August 2015. As of December 31, 2010, the Company had approximately $13 million of commitments outstanding under its synthetic letter of credit facility and $131 million of commitments outstanding under its cash collateralized letter of credit facility. The commitments under these two facilities included approximately $72 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of December 31, 2010, the Company had $2 million of remaining capacity under its letter of credit facilities.

2009

In June 2009, the Company borrowed $150 million principal amount in additional US dollar denominated term loans, discounted to $144 million, under its senior secured credit agreement, with the same maturity date as the existing term loans. The Company agreed repayment terms of quarterly installments equal to 1% per annum of the principal amount and an interest rate of 7.5% above USLIBOR, with a USLIBOR minimum interest rate of 3%. These additional term loans were repaid in August 2010, as discussed above.

During 2009, the Company repaid approximately $11 million of dollar denominated term loans as required under the senior secured credit agreement. In addition, the principal amount outstanding under the euro denominated term loan facility increased by approximately $13 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by the Company.

During 2009, the Company repaid approximately $263 million of debt under its revolving credit facility. As of December 31, 2009, there were no borrowings outstanding under the Company’s revolving credit facility.

As of December 31, 2009, the Company had approximately $136 million of commitments outstanding under its $150 million synthetic letter of credit facility, including commitments of approximately $62 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of December 31, 2009, this facility had a remaining capacity of $14 million.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

12.	Long-Term Debt (Continued)

Senior Notes and Senior Subordinated Notes

The Company’s senior notes are unsecured senior obligations of the Company and are subordinated to all existing and future secured indebtedness of the Company (including the senior secured credit facility) and will be senior in right of payment to any existing and future subordinated indebtedness (including the senior subordinated notes). The Company’s dollar denominated floating rate senior notes bear interest at a rate equal to USLIBOR plus 4 5/8%. The Company’s euro denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%.

The Company’s senior subordinated notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company (including the senior secured credit agreement and the senior notes).

2010

In December 2010, the Company repurchased $20 million principal amount of its dollar denominated senior floating rate notes, resulting in a $2 million gain from early extinguishment of debt.

In August 2010, the Company issued $250 million of 9% dollar denominated senior notes. These notes mature on March 1, 2016. All of the other key terms and conditions of these notes, and the guarantor entities, are the same as those for the Company’s other senior notes.  The Company used part of these proceeds to make a repayment of $149 million principal amount of dollar denominated term loans under its senior secured credit agreement.

During 2010, the principal amount of euro denominated notes decreased by approximately $29 million as a result of foreign exchange fluctuations. This foreign exchange gain was largely offset through foreign exchange hedge instruments contracted by the Company and net investment hedging strategies. The unrealized impacts of the hedge instruments are recorded within other current assets, other non-current assets, accrued expenses and other current liabilities and other non-current liabilities on the Company’s consolidated balance sheet.

2009

During 2009, the Company repurchased approximately $1 million principal amount of its dollar denominated senior notes and approximately $27 million principal amount of its euro denominated notes at a discount, resulting in a $10 million gain from early extinguishment of debt. In addition, the principal amount of euro denominated notes increased by approximately $12 million as a result of foreign exchange fluctuations during the year ended December 31, 2009. This foreign exchange loss was largely offset through foreign exchange hedge instruments contracted by the Company and net investment hedging strategies. The unrealized impacts of the hedge instruments are recorded within other current assets, other non-current assets, accrued expenses and other current liabilities, and other non-current liabilities on the Company’s consolidated balance sheet.

2008

During 2008, the Company repurchased approximately $180 million aggregate principal amount of notes at a discount, resulting in a $29 million gain from early extinguishment of debt.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

12.	Long-Term Debt (Continued)

Capital Leases

During 2010, the Company repaid approximately $10 million under its capital lease obligations and entered into additional capital lease obligations of approximately $9 million. During 2009, the Company repaid approximately $15 million as required under its capital lease obligations.

Debt Maturities

Aggregate maturities of debt as of December 31, 2010 are as follows:

(in $ millions)

2011	18
2012	18
2013	246
2014	801
2015	2,031
Thereafter	700

3,814

Debt Issuance Costs

Debt issuance costs are capitalized within other non-current assets on the balance sheet and amortized over the life of the related debt into earnings as part of interest expense on the consolidated statements of operations. The movement in deferred financing costs is summarized below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Deferred financing costs at beginning of year	42	55	75
Payment of debt finance costs	12	3	—
Amortization	(17)	(16)	(20)

Deferred financing costs at end of year	37	42	55

During 2010, the Company amortized $6 million of debt discount, which included an additional $5 million due to discretionary repayment of the dollar denominated term loans upon which the discount was originally recorded. In addition, during 2010, the Company paid $8 million of financing costs which were recorded directly in the consolidated statement of operations in connection with the amendment to the Company’s senior secured credit agreement, discussed above.

Debt Covenants and Guarantees

The senior secured credit agreement and the indentures governing the Company’s notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and make distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company’s senior subordinated notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s subordinated indebtedness (including the Company’s

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

12.	Long-Term Debt (Continued)

senior subordinated notes); change the Company’s lines of business; and change the status of the Company as a passive holding company.

In addition, under the senior secured credit agreement, the Company is required to operate within a maximum total leverage ratio. The senior secured credit agreement and indentures also contain certain customary affirmative covenants and events of default. On October 22, 2010, the Company amended certain terms under its senior secured credit agreement, including an amendment as discussed above to the total leverage ratio test, beginning December 31, 2010. As of December 31, 2010, the Company was in compliance with all restrictive and financial covenants related to long-term debt, including the leverage ratio.

The senior notes and senior subordinated notes and borrowings under the senior secured credit agreement are guaranteed by the Company’s subsidiaries incorporated in the US with certain exceptions.

13.	Other Non-Current Liabilities

Other non-current liabilities consisted of:

	December 31,	December 31,
(in $ millions)	2010	2009

Pension liabilities	121	106
Income tax payable	63	62
Derivative liabilities	6	13
FASA liability	5	18
Other	38	29

	233	228

14.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2010, the Company had a net liability position of $21 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

During 2010, the Company paid $77 million and received $16 million in cash to settle certain foreign currency forward contracts. During 2009, certain interest rate and cross-currency swap contracts used to manage the exposure of the euro denominated debt expired, which resulted in $73 million of cash recorded by the Company. Further, during 2009, the Company also received $14 million related to a receivable for a derivative contract which expired in 2008.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of December 31, 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During 2010, the Company used interest rate and cross currency swaps as the derivative instruments in these hedging strategies. During

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Financial Instruments (Continued)

2010, these contracts were de-designated as accounting hedges and as at December 31, 2010, there are no interest rate and cross currency swaps designated as accounting hedges.

As of December 31, 2010, the Company’s interest rate and cross currency swaps cover transactions for periods that do not exceed three years.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt. In the first quarter of 2010, the Company replaced its net investment hedging strategy with additional foreign currency forward contracts to manage its exposure to changes in foreign currency exchange risk associated with its euro denominated debt. The Company does not designate these forward contracts as cash flow hedges; however, the fluctuations in the value of these forward contracts recorded within the Company’s consolidated statements of operations largely offset the impact of the changes in the value of the euro denominated debt they are intended to economically hedge.

The Company also uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro, Australian dollar and Japanese yen. As of December 31, 2010, none of the derivative contracts used to manage the Company’s foreign currency exposure are designated as cash flow hedges, although during the year ended December 31, 2010 and in previous years, certain of these have been designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. The Company records the effective portion of designated cash flow hedges in other comprehensive income (loss).

The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral where financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2010, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs in 2009 and 2010. See Note 2 — Summary of Significant Accounting Policies, for a discussion of the Company’s polices regarding this hierarchy.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Financial Instruments (Continued)

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

Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in the Company’s consolidated statements of operations.

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the balance sheet at fair value.

		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in $ millions)	Location	2010	2009	Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps				Accrued expenses and other current liabilities	—	(8)
Interest rate swaps	Other non-current assets	—	(5)	Other non-current liabilities	—	(3)
Foreign currency impact of cross currency swaps	Other non-current assets	—	23
Foreign currency forward contacts				Accrued expenses and other current liabilities	—	(4)

		—	18		—	(15)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other current assets	(3)	—	Accrued expenses and other current liabilities	(32)	(25)
Interest rate swaps				Other non-current liabilities	(4)	(10)
Foreign currency impact of cross currency swaps	Other current assets	8	—
Foreign currency forward contracts	Other current assets	10	1	Accrued expenses and other current liabilities	(3)	(6)
Foreign currency forward contracts	Other non-current assets	5	—	Other non-current liabilities	(2)	—

		20	1		(41)	(41)

Total fair value of derivative assets (liabilities)		20	19		(41)	(56)

As of December 31, 2010, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $187 million of cross currency swaps, and $1,055 million of foreign currency forward contracts.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income and income (loss) during the year and the impact derivatives not designated as hedges had on income during that year.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

14.	Financial Instruments (Continued)

	Amount of Gain (Loss) Recognized
	in Other			Amount of Gain (Loss)
	Comprehensive			Recorded
	Income (Loss)			into Income (Loss)
	Year Ended	Year Ended		Year Ended	Year Ended
	December 31,	December 31,	Location of Gain (Loss)	December 31,	December 31,
(in $ millions)	2010	2009	Recorded in Income (Loss)	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	(4)	9	Interest expense, net	(10)	(13)
Foreign exchange impact of cross currency swaps	(15)	26	Selling, general and administrative	(15)	26
Foreign exchange forward contracts	(9)	(4)	Selling, general and administrative	(12)	—
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense, net	(22)	(30)
Foreign exchange forward contracts			Selling, general and administrative	(50)	9

				(109)	(8)

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $8 million as of December 31, 2010 is included within accumulated other comprehensive income and is being recorded in income (loss) in the Company consolidated statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated statements of operations during the years ended December 31, 2010 and 2009 was $10 million and nil, respectively.

The total amount of loss reclassified into net interest expense from accumulated other comprehensive income for the interest rate swaps designated as hedges include amounts for ineffectiveness of less than $1 million for each of the years ended December 31, 2010 and December 31, 2009.

The total amount of loss to be reclassified from accumulated other comprehensive income to the Company’s consolidated statement of operations within the next 12 months in expected to be $8 million.

15.	Fair values of financial instruments and non-financial assets

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

15.	Fair values of financial instruments and non-financial assets (Continued)

The fair values of the Company’s other financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	91	273	60	292
Derivative assets (see above)	20	20	19	19
Derivative liabilities (see above)	(41)	(41)	(56)	(56)
Total debt	(3,814)	(3,644)	(3,663)	(3,526)

The fair value of the investment in Orbitz Worldwide has been determined based on quoted prices in active markets.

The fair value of the total debt has been determined by calculating the fair value of the senior notes and senior subordinate notes based on quoted prices in active markets for identical debt instruments and by calculating amounts outstanding under the senior secured credit agreement based on market observable inputs.

Fair Values of Non-Financial Assets Measured on a Non-Recurring Basis

During 2009, the Company recorded certain non-financial assets at fair value following events that required the Company to assess goodwill and indefinite-lived intangible assets for impairment.

	Fair Value as of
	September 30,
	2009
	Measured Using
	Significant	Total Losses for
	Unobservable Inputs	Year Ended
(in $ millions)	(Level 3)	December 31, 2009

Goodwill	312	(491)
Trademarks and tradenames	108	(87)
Other intangible assets, net	295	(255)

As of September 30, 2009, goodwill with a carrying amount of $803 million was written down to its implied fair value of $312 million, resulting in an impairment charge of $491 million which was included in earnings from continuing operations for the year (see Note 4). As of December 31, 2009, the carrying value of this goodwill was reduced to $306 million due to foreign exchange movements of $6 million.

As of September 30, 2009, trademarks and tradenames with a carrying amount of $195 million were written down to their implied fair value of $108 million, resulting in an impairment charge of $87 million which was included in earnings from continuing operations for the year (see Note 4). As of December 31, 2009, the carrying value of these trademarks and tradenames was reduced to $106 million due to foreign exchange movements of $2 million.

As of September 30, 2009, other intangible assets with a carrying amount of $550 million were written down to their implied fair value of $295 million, resulting in an impairment charge of $255 million which was included in earnings from continuing operations for the year (see Note 4). As of December 31, 2009, the carrying value of these other intangible assets was reduced to $283 million due to foreign exchange movements of $6 million and amortization of $6 million.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

16.	Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2010 are as follows:

(in $ millions)

2011	20
2012	19
2013	16
2014	13
2015	9
Thereafter	22

99

Commitments under capital leases amounted to $49 million as of December 31, 2010, primarily related to office and information technology equipment.

During the years ended December 31, 2010, 2009 and 2008, the Company incurred total rental expenses of $27 million, $30 million and $31 million, respectively, principally related to leases of office facilities.

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2010, the Company had approximately $189 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $66 million relates to the year to December 31, 2011). These purchase obligations extend through 2014.

Contingencies

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes that they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on the Company’s results of operations or cash flows in a particular reporting period.

In connection with the Company’s former NDC arrangements in the Middle East, the Company is involved in disputes with certain of its former NDC partners regarding the payment of certain disputed fees. While no assurance can be provided, the Company believes these disputes are without merit and does not believe the outcome of these disputes will have a material adverse effect on the Company’s results of operations or its liquidity condition. During the fourth quarter of 2010, one such dispute was resolved in the Company’s favor.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

16.	Commitments and Contingencies (Continued)

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

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

The Board may, subject to the bylaws and in accordance with local legislation, declare a dividend to be paid to the shareholders, in proportion to the number of shares held by them. Such dividend may be paid in cash and/or in kind. No unpaid dividend bears interest.

The Board may elect any date as the record date for determining the shareholders entitled to receive any dividend. The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.

Distributions to Parent

The Company made cash distributions to its parent company of $227 million and $60 million during the years ended December 31, 2009 and 2008, respectively.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

17.	Equity (Continued)

comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

				Unrecognized
		Unrealized	Unrealized	Actuarial	Unrealized	Accumulated
	Currency	Gain (Loss) on	Gain (Loss)	Gain (Loss)	Gain (Loss)	Other
	Translation	Available for	on Cash Flow	on Defined	on Equity	Comprehensive
(in $ millions)	Adjustments	Sale Securities	Hedges	Benefit Plans	Investment	Income (Loss)

Balance as of January 1, 2008	163	(1)	(22)	34	(11)	163
Activity during period, net of tax	(88)	3	(14)	(93)	(11)	(203)

Balance as of December 31, 2008	75	2	(36)	(59)	(22)	(40)
Activity during period, net of tax	33	—	18	12	7	70

Balance as of December 31, 2009	108	2	(18)	(47)	(15)	30
Activity during period, net of tax	(35)	—	9	(22)	9	(39)

Balance as of December 31, 2010	73	2	(9)	(69)	(6)	(9)

18.	Equity-Based Compensation

Travelport Equity-Based Long-Term Incentive Program

The partnership that owns 100% of the Company (the “Partnership”) has an equity-based long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership. The board of directors of the Partnership has approved the grant of up to approximately 120 million restricted equity units. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

In July 2008, the board of directors of the Partnership approved the grant of 1.3 million restricted equity units, of which approximately 0.8 million vested in 2009 and approximately 0.1 million vested in 2010. The grant date fair value of these 1.3 million restricted equity units was approximately $1.96 per unit.

In December 2008, the Company completed a net share settlement for 29.1 million restricted equity units on behalf of the employees that participated in the Travelport equity-based long-term incentive plan upon the conversion of the restricted equity units to Class A-2 units pursuant to the terms of the equity plan. The net share settlement was in connection with taxes incurred on the conversion to Class A-2 units of restricted equity units that vested during 2007 and were transferred to the employees during 2008, creating taxable income for the employees. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units to the Company. This net settlement resulted in a decrease of approximately $32 million to equity on the Company’s consolidated balance sheet as the cash payment of the taxes was effectively a repurchase of the restricted equity units granted in previous years.

In May 2009, the board of directors of the Partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million and 8.4 million restricted equity units were recognized for accounting purposes as being granted in May 2009 and March 2010, respectively. The grant date fair value of these awards was $1.10 per unit and $1.13 per unit for the May 2009 and March 2010 grants, respectively. The remainder will be recognized as granted for accounting purposes over each of the subsequent two years through December 31, 2012. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership towards the start of each year.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

18.	Equity-Based Compensation (Continued)

Between August and November 2010, the board of directors of the Partnership authorized the grant of 10.4 million restricted equity units under a new long term incentive plan (the “2010 Travelport Long-Term Incentive Plan”). Of these, 2.6 million restricted equity units were recognized for accounting purposes as being granted in the year ended December 31, 2010 at a grant date fair value of $1.10 per unit. The remainder will be recognized as granted for accounting purposes over the subsequent period up to December 31, 2013. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership towards the start of each year.

Activity under all plans within the equity award program is presented below:

	Restricted Equity Units
	Class A-2
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Balance as of January 1, 2008	110.0	$2.10
Granted at fair market value	1.3	$1.96
Net share settlement	(29.1)	$1.13
Forfeited	(0.1)	$1.96

Balance as of December 31, 2008	82.1	$2.44
Granted at fair market value	8.2	$1.10
Net share settlement and repurchases	(0.2)	$2.24
Forfeited	(0.1)	$1.96

Balance as of December 31, 2009	90.0	$2.32
Granted at fair market value	11.0	$1.12
Forfeited	(1.5)	$1.26

Balance as of December 31, 2010	99.5	$2.20

During 2010, the Company recorded a non-cash equity compensation expense of $5 million, of which $1 million related to awards under the 2010 Travelport Long-Term Incentive Plan and $4 million related to awards under the 2009 Travelport Long-Term Incentive Plan. The Company expects the future non-cash equity compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2010 will be approximately $1 million in the year ending December 31, 2011.

For the year ended December 31, 2009, the Company recorded non-cash equity compensation expense of $10 million, of which $9 million related to grants made in 2009 and $1 million related to grants under previous years’ programs.

For the year ended December 31, 2008, the Company recorded $5 million of equity compensation expense, of which $1 million related to non-cash equity compensation expense for the restricted equity unit grants and $4 million related to cash expense for employer taxes on grants deemed as compensation to employees.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Employee Benefit Plans

Defined Contribution Savings Plan

The Company sponsors a US defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan were approximately $13 million, $11 million and $13 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Defined Benefit Pension, Post-retirement and Other Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee’s option. Under both the domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2010, 2009 and 2008, the aggregate accumulated benefit obligations of these plans were $516 million, $475 million and $456 million, respectively.

Substantially all of the defined benefit pension plans maintained by the Company had accumulated benefit obligations that exceeded the fair value of the assets of such plans as of December 31, 2010. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains post-retirement health and welfare plans for eligible employees of certain domestic subsidiaries.

The Company uses a December 31 measurement date for its defined benefit pension and post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2010, 2009 and 2008, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Employee Benefit Plans (Continued)

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Benefit obligation, beginning of year	475	456	460
Service cost	—	1	1
Interest cost	27	27	28
Actuarial loss (gain)	38	27	(3)
Net benefits paid	(22)	(15)	(25)
Defined benefit plan settlement(a)	—	(29)	—
Currency translation adjustment and other	(2)	8	(5)

Benefit obligation, end of year	516	475	456

Fair value of plan assets, beginning of year	395	363	465
Return on plan assets	49	59	(76)
Employer contribution	3	3	6
Net benefits paid	(22)	(15)	(25)
Defined benefit plan settlement(a)	—	(21)	—
Currency translation adjustment and other	(1)	6	(7)

Fair value of plan assets, end of year	424	395	363

Funded status	(92)	(80)	(93)

(a)	During the year ended December 31, 2009, the Company settled two defined benefit pension plans for a cash payment of $2 million.

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $77 million and $63 million as of December 31, 2010 and 2009, respectively.

	Post-Retirement Benefit Plan
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Benefit obligation, beginning of year	12	17	36
Interest cost	1	1	2
Actuarial gains	—	(3)	(4)
Net benefits paid	(1)	(3)	(3)
Plan amendment	—	—	(14)

Benefit obligation, end of year	12	12	17

Fair value of plan assets, beginning of year	—	—	—
Employer contributions	1	3	3
Net benefits paid	(1)	(3)	(3)

Fair value of plan assets, end of year	—	—	—

Funded status	(12)	(12)	(17)

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Employee Benefit Plans (Continued)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $8 million and $16 million as of December 31, 2010 and 2009, respectively.

The following table provides the components of net periodic benefit cost for the respective years:

	Defined Benefit Pension Plans
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Service cost	—	1	1
Interest cost	27	27	28
Expected return on plan assets	(28)	(25)	(35)
Recognized net actuarial loss	2	5	—

Net periodic benefit cost (gain)	1	8	(6)

	Post-Retirement Benefit Plan
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

Interest cost	1	1	2
Amortization of prior service cost	(6)	(5)	—
Recognized net actuarial gain	(1)	(2)	(1)

Net periodic benefit (gain) cost	(6)	(6)	1

The Company sponsors several defined benefit plans for certain employees located outside the United States. The aggregate benefit obligation for these plans (included in the table above) was $54 million, $52 million and $63 million as of December 31, 2010, 2009 and 2008, respectively, and the aggregate fair value of plan assets was $71 million, $65 million and $64 million as of December 31, 2010, 2009 and 2008, respectively.

The Company’s defined benefit pension and post-retirement benefit plans utilized a weighted average discount rate of 5.4%, 5.2% and 6.1% for December 31, 2010, 2009 and 2008, respectively. The Company’s defined benefit pension plans utilized a weighted average expected long-term rate of return on plan assets of 7.4%, 6.3% and 7.5% for December 31, 2010, 2009 and 2008, respectively. Such rate is based on long-term capital markets forecasts and risk premiums for respective asset classes, expected asset allocations, expected inflation and other factors. The Company’s health and welfare benefit plans used an assumed health care cost trend rate of approximately 10% for 2011 reduced over eight years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.

The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s UK based defined plans are managed by an independent custodian. The Company’s investment strategy for its US defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

19.	Employee Benefit Plans (Continued)

considered along with the minimum funding requirements. The target allocation of plan assets is 40% in equity securities, 55% in fixed income securities and 5% to all other types of investments.

The fair values of the Company’s pension plan assets by asset category as of December 31, 2010 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	407	407
Mutual funds	12	—	12
Money market funds	—	5	5

Total	12	412	424

The fair values of the Company’s pension plan assets by asset category as of December 31, 2009 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	375	375
Mutual funds	10	—	10
Money market funds	—	10	10

Total	10	385	395

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $12 million in 2011.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

	Defined Benefit	Post-Retirement
(in $ millions)	Pension Plans	Benefit Plan

2011	23	1
2012	23	1
2013	24	1
2014	24	1
2015	25	1
Five years thereafter	145	3

	264	8

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Segment Information

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) use to evaluate the performance of the Company are net revenue and Segment EBITDA, which is defined as income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide, before depreciation and amortization, interest expense, net, gain on early extinguishment of debt, each of which is presented in the Company’s consolidated statements of operations, and corporate and unallocated expenses, as presented in the table below.

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

The Company’s presentation of Segment EBITDA may not be comparable to similarly titled measures used by other companies.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(in $ millions)	2010	2009	2008

GDS
Net revenue	1,996	1,981	2,171
Segment EBITDA	560	602	591
GTA
Net revenue	294	267	356
Segment EBITDA	82	(776)	110

Combined totals
Net revenue	2,290	2,248	2,527
Segment EBITDA	642	(174)	701
Reconciling items:
Corporate and unallocated(a)	(76)	(82)	(114)
Gain on early extinguishment of debt	2	10	29
Interest expense, net	(272)	(286)	(342)
Depreciation and amortization	(252)	(243)	(263)

Income (loss) from operations before income taxes and equity in losses of investment in Orbitz Worldwide	44	(775)	11

(a)	Corporate and unallocated includes corporate general and administrative costs not allocated to the segments, such as treasury, legal and human resources and other costs that are managed at the corporate level, including company-wide equity-based compensation plans and the impact of foreign exchange derivative contracts.

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

20.	Segment Information (Continued)

Provided below is a reconciliation of segment assets to total assets:

	December 31,	December 31,	December 31,
(in $ million)	2010	2009	2008

GDS	3,062	3,007	3,019
GTA	1,066	1,089	1,907

Total segment assets	4,128	4,096	4,926
Reconciling items: corporate and unallocated	372	250	644

Total	4,500	4,346	5,570

The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:

	United	United	All Other
(in $ millions)	States	Kingdom	Countries	Total

Net Revenue
Year ended December 31, 2010	883	157	1,250	2,290
Year ended December 31, 2009	877	135	1,236	2,248
Year ended December 31, 2008	1,044	155	1,328	2,527

Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2010	1,890	812	989	3,691
As of December 31, 2009	1,711	843	1,031	3,585
As of December 31, 2008	2,090	1,661	894	4,645

Net revenue by country is determined by the domicile of the legal entity receiving the revenue for consumer revenue and the location for the segment booking for transaction processing revenue.

21.	Related Party Transactions

Transactions with Entities Related to Owners

During 2010, the Company loaned approximately $9 million to its ultimate parent. The loan notes accrued interest at 9.5% per annum. The principal, together with accrued and unpaid interest, was fully repaid in 2010.

Blackstone is the ultimate majority shareholder in the Company. Blackstone invests in a wide variety of companies operating in many industries. The Company paid an annual monitoring fee to Blackstone, TCV and OEP. In December 2007, the Company received a notice from Blackstone and TCV electing to receive, in lieu of annual payments, a lump sum advisory fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The fee was agreed to be an amount of approximately $57 million; accordingly, the Company recorded an expense of $57 million in termination fees in 2007.

On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. Pursuant to the new agreement, payments made by the Company in 2008, 2010 and subsequent years are to be credited against the advisory fee (an initial amount of approximately $57 million) owed to affiliates of Blackstone and TCV pursuant to the election made by

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

21.	Related Party Transactions (Continued)

Blackstone and TCV discussed above. In 2008, 2009 and 2010, the Company made payments of approximately $8 million, $8 million, and $7 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payments made in 2008 and 2010 were credited against the advisory fee and reduced the advisory fee to be paid to approximately $49 million and $42 million, respectively. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2008.

In addition, during 2010, 2009, and 2008 the Company paid approximately nil, $1 million and $1 million, respectively, in reimbursement for out-of-pocket costs incurred under the new Transaction and Monitoring Fee Agreement.

In July 2008, Travelport LLC, a wholly-owned subsidiary of the Company and an issuer of senior and senior subordinated notes, purchased approximately $48 million of notes from Blackport Capital Fund Ltd., an affiliate of Blackstone.

Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2010, we recorded revenue of approximately $20 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

Executive Relocation

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

22.	Subsequent Events

On March 5, 2011, the Company reached an agreement to sell its GTA business to Kuoni Travel Holdings Limited (“Kuoni”) for a gross consideration of $720 million, subject to certain closing working capital adjustments based on cash, working capital and indebtedness targets. The proposed sale is subject to the approval by the shareholders of Kuoni of a capital increase to finance the transaction. The net proceeds from the sale will be used to repay certain of the indebtedness outstanding under our senior secured credit agreement. The transaction is scheduled to be completed in May 2011.

23.	Guarantor and Non-Guarantor Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, consolidating condensed balance sheets as of December 31, 2010 and 2009 and the consolidating condensed statements of cash flows for the years ended December 31, 2010, 2009 and 2008 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

Company’s consolidating statements of operations for the years ended December 31, 2009 and 2008 consolidating condensed balance sheets as of December 31, 2009 and the consolidating condensed statements of cash flows for the years ended December 31, 2009 and 2008 have been re-presented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	908	1,382	—	2,290

Costs and expenses
Cost of revenue	—	—	—	564	600	—	1,164
Selling, general and administrative	9	—	5	61	472	—	547
Restructuring charges	—	—	—	9	4	—	13
Depreciation and amortization	—	—	—	179	73	—	252

Total costs and expenses	9	—	5	813	1,149	—	1,976

Operating (loss) income	(9)	—	(5)	95	233	—	314
Interest expense, net	—	—	(267)	(5)	—	—	(272)
Gain on early extinguishment of debt	—	—	2	—	—	—	2
Equity in (losses) earnings of subsidiaries	(34)	(195)	75	—	—	154	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(43)	(195)	(195)	90	233	154	44
Benefit (provision) for income taxes	—	5	—	(15)	(50)	—	(60)
Equity in losses of investment in Orbitz Worldwide	—	(28)	—	—	—	—	(28)

Net (loss) income	(43)	(218)	(195)	75	183	154	(44)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1		1

Net (loss) income attributable to the Company	(43)	(218)	(195)	75	184	154	(43)

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	1,036	1,212	—	2,248

Costs and expenses
Cost of revenue	—	—	—	588	502	—	1,090
Selling, general and administrative	(9)	—	5	145	426	—	567
Restructuring charges	—	—	—	14	5	—	19
Depreciation and amortization	—	—	—	162	81	—	243
Impairment of goodwill and intangible assets	—	—	—	—	833	—	833
Other income	—	—	—	(5)	—	—	(5)

Total costs and expenses	(9)	—	5	904	1,847	—	2,747

Operating income (loss)	9	—	(5)	132	(635)	—	(499)
Interest expense, net	(2)	—	(276)	(8)	—	—	(286)
Gain on early extinguishment of debt	—	—	10	—	—	—	10
Equity in (losses) earnings of subsidiaries	(878)	(134)	137	—	—	875	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(871)	(134)	(134)	124	(635)	875	(775)
(Provision) benefit for income taxes	—	(3)	—	13	58	—	68
Equity in losses of investment in Orbitz Worldwide	—	(162)	—	—	—	—	(162)

Net (loss) income	(871)	(299)	(134)	137	(577)	875	(869)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(871)	(299)	(134)	137	(579)	875	(871)

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the year ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	1,108	1,419	—	2,527

Costs and expenses
Cost of revenue	—	—	—	576	681	—	1,257
Selling, general and administrative	6	—	(8)	266	385	—	649
Restructuring charges	—	—	—	18	9	—	27
Depreciation and amortization	—	—	—	183	80	—	263
Other expense	—	—	—	6	1	—	7

Total costs and expenses	6	—	(8)	1,049	1,156	—	2,203

Operating (loss) income	(6)	—	8	59	263	—	324
Interest expense, net	—	—	(328)	(14)	—	—	(342)
Gain on early extinguishment of debt	—	—	29	—	—	—	29
Equity in (losses) earnings of subsidiaries	(173)	(256)	35	—	—	394	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(179)	(256)	(256)	45	263	394	11
Provision for income taxes	—	—	—	(10)	(33)	—	(43)
Equity in losses of investment in Orbitz Worldwide	—	(144)	—	—	—	—	(144)

Net (loss) income	(179)	(400)	(256)	35	230	394	(176)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(3)	—	(3)

Net (loss) income attributable to the Company	(179)	(400)	(256)	35	227	394	(179)

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	36	2	204	—	242
Accounts receivable, net	—	—	—	61	287	—	348
Deferred income taxes	—	—	—	—	5	—	5
Other current assets	—	—	36	42	126	—	204

Total current assets	—	—	72	105	622	—	799
Investment in subsidiary/intercompany	(683)	(1,755)	1,862	—	—	576	—
Property and equipment, net	—	—	—	401	120	—	521
Goodwill	—	—	—	986	291	—	1,277
Trademarks and tradenames	—	—	—	232	181	—	413
Other intangible assets, net	—	—	—	455	593	—	1,048
Investment in Orbitz Worldwide	—	91	—	—	—	—	91
Non-current deferred income taxes	—	—	—	—	5	—	5
Other non-current assets	—	—	180	43	123	—	346

Total assets	(683)	(1,664)	2,114	2,222	1,935	576	4,500

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	37	146	—	183
Accrued expenses and other current liabilities	1	41	92	92	583	—	809
Current portion of long-term debt	—	—	10	8	—	—	18

Total current liabilities	1	41	102	137	729	—	1,010
Long-term debt	—	—	3,755	41	—	—	3,796
Deferred income taxes	—	—	—	36	97	—	133
Other non-current liabilities	—	—	12	146	75	—	233

Total liabilities	1	41	3,869	360	901	—	5,172

Total shareholders’ equity/intercompany	(684)	(1,705)	(1,755)	1,862	1,022	576	(684)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(684)	(1,705)	(1,755)	1,862	1,034	576	(672)

Total liabilities and equity	(683)	(1,664)	2,114	2,222	1,935	576	4,500

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET
As of December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	—	38	179	—	217
Accounts receivable, net	—	—	—	77	269	—	346
Deferred income taxes	—	—	—	16	6	—	22
Other current assets	1	—	2	45	108	—	156

Total current assets	1	—	2	176	562	—	741
Investment in subsidiary/intercompany	(608)	(1,667)	1,991	—	—	284	—
Property and equipment, net	—	—	—	319	133	—	452
Goodwill	—	—	—	985	300	—	1,285
Trademarks and tradenames	—	—	—	232	187	—	419
Other intangible assets, net	—	—	—	535	648	—	1,183
Investment in Orbitz Worldwide	—	60	—	—	—	—	60
Non-current deferred income taxes	—	—	—	—	2	—	2
Other non-current assets	4	—	45	71	84	—	204

Total assets	(603)	(1,607)	2,038	2,318	1,916	284	4,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	27	112	—	139
Accrued expenses and other current liabilities	4	35	78	84	564	—	765
Current portion of long-term debt	—	—	12	11	—	—	23

Total current liabilities	4	35	90	122	676	—	927
Long-term debt	—	—	3,601	39	—	—	3,640
Deferred income taxes	—	—	—	33	110	—	143
Other non-current liabilities	—	—	14	133	81	—	228

Total liabilities	4	35	3,705	327	867	—	4,938

Total shareholders’ equity/intercompany	(607)	(1,642)	(1,667)	1,991	1,034	284	(607)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(607)	(1,642)	(1,667)	1,991	1,049	284	(592)

Total liabilities and equity	(603)	(1,607)	2,038	2,318	1,916	284	4,346

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(43)	(218)	(195)	75	183	154	(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	—	—	179	73	—	252
Provision for bad debts	—	—	—	—	2	—	2
Equity-based compensation	5	—	—	—	—	—	5
Gain on early extinguishment of debt	—	—	(2)	—	—	—	(2)
Amortization of debt finance costs and debt discount	—	—	23	—	—	—	23
Gain on interest rate derivative instruments	—	—	(6)	—	—	—	(6)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	28	—	—	—	—	28
FASA liability	—	—	—	(18)	—	—	(18)
Deferred income taxes	—	—	—	19	(8)	—	11
Equity in losses (earnings) of subsidiaries	34	195	(75)	—	—	(154)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	16	(22)	—	(6)
Other current assets	—	—	—	3	(15)	—	(12)
Accounts payable, accrued expenses and other current liabilities	—	6	19	18	25	—	68
Other	—	—	13	(5)	(22)	—	(14)

Net cash (used in) provided by operating activities	(4)	11	(226)	287	216	—	284

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities
Property and equipment additions	—	—	—	(173)	(9)	—	(182)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	(11)	(5)	—	(16)
Loan to parent company	—	—	—	(9)	—	—	(9)
Loan repaid by parent company	—	—	—	9	—	—	9
Proceeds from asset sales	—	—	—	2	—	—	2
Net intercompany funding	4	39	271	(136)	(178)	—	—
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	4	(11)	271	(313)	(192)	—	(241)

Financing activities
Principal repayments	—	—	(308)	(10)	—	—	(318)
Proceeds from new borrowings	—	—	517	—	—	—	517
Cash provided as collateral	—	—	(137)	—	—	—	(137)
Payments on settlement of derivative contracts	—	—	(77)	—	—	—	(77)
Proceeds on settlement of derivative contracts	—	—	16	—	—	—	16
Debt finance costs	—	—	(20)	—	—	—	(20)
Other	—	—	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	—	—	(9)	(10)	(3)	—	(22)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	—	36	(36)	25	—	25

Cash and cash equivalents at beginning of year	—	—	—	38	179	—	217

Cash and cash equivalents at end of year	—	—	36	2	204	—	242

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(871)	(299)	(134)	137	(577)	875	(869)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	162	81	—	243
Impairment of goodwill, intangible assets and other long-lived assets	—	—	—	—	833	—	833
Gain on sale of assets	—	—	—	(5)	—	—	(5)
Provision for bad debts	—	—	—	2	13	—	15
Equity-based compensation	—	—	—	10	—	—	10
Gain on early extinguishment of debt	—	—	(10)	—	—	—	(10)
Amortization of debt finance costs	—	—	16	—	—	—	16
Loss on interest rate derivative instruments	—	—	6	—	—	—	6
Gain on foreign exchange derivative instruments	(9)	—	(4)	—	—	—	(13)
Equity in losses of investment in Orbitz Worldwide	—	162	—	—	—	—	162
FASA liability	—	—	—	(26)	—	—	(26)
Deferred income taxes	—	—	—	(13)	(105)	—	(118)
Equity in losses (earnings) of subsidiaries	878	134	(137)	—	—	(875)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	1	30	—	31
Other current assets	—	—	—	(5)	1	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	(3)	8	(47)	22	—	(20)
Other	2	—	6	(5)	(15)	—	(12)

Net cash (used in) provided by operating activities	—	(6)	(249)	211	283	—	239

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2009

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities
Property and equipment additions	—	—	—	(51)	(7)	—	(58)
Proceeds from asset sales	—	—	—	5	—	—	5
Businesses acquired	—	—	—	(2)	—	—	(2)
Net intercompany funding	133	6	313	(288)	(164)	—	—

Net cash provided by (used in) investing activities	133	6	313	(336)	(171)	—	(55)

Financing activities
Principal repayments	—	—	(292)	(15)	—	—	(307)
Proceeds from new borrowings	—	—	144	—	—	—	144
Proceeds from settlement of derivative contracts	—	—	87	—	—	—	87
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Debt finance costs	—	—	(3)	—	—	—	(3)
Distribution to a parent company	(227)	—	—	—	—	—	(227)
Other	—	—	—	(4)	—	—	(4)

Net cash used in financing activities	(227)	—	(64)	(26)	—	—	(317)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	(94)	—	—	(151)	117	—	(128)

Cash and cash equivalents at beginning of year	94	—	—	189	62	—	345

Cash and cash equivalents at end of year	—	—	—	38	179	—	217

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	(179)	(400)	(256)	35	230	394	(176)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	—	184	79	—	263
Loss on sale of assets	—	—	—	7	—	—	7
Provision for bad debts	—	—	—	4	5	—	9
Equity-based compensation	—	—	—	1	—	—	1
Gain on early extinguishment of debt	—	—	(29)	—	—	—	(29)
Amortization of debt finance costs	—	—	20	—	—	—	20
Loss on interest rate derivative instruments	—	—	28	—	—	—	28
Loss on foreign exchange derivative instruments	5	—	4	—	—	—	9
Equity in losses of investment in Orbitz Worldwide	—	144	—	—	—	—	144
FASA liability	—	—	—	(33)	—	—	(33)
Deferred income taxes	—	—	—	4	(16)	—	(12)
Equity in losses (earnings) of subsidiaries	173	256	(35)	—	—	(394)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivables	—	—	—	20	(16)	—	4
Other current assets	—	—	—	22	(32)	—	(10)
Accounts payable, accrued expenses and other current liabilities	—	—	28	(86)	(45)	—	(103)
Other	(5)	—	(4)	(39)	50	—	2

Net cash (used in) provided by operating activities	(6)	—	(244)	119	255	—	124

TRAVELPORT LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in $ millions)

23.	Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS
For the Year Ended December 31, 2008

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investing activities
Property and equipment additions	—	—	—	(59)	(35)	—	(94)
Businesses acquired	—	—	—	4	—	—	4
Proceeds from asset sales	—	—	—	3	—	—	3
Net intercompany funding	(61)	—	146	156	(241)	—	—
Other	—	—	—	4	(1)	—	3

Net cash (used in) provided by investing activities	(61)	—	146	108	(277)	—	(84)

Financing activities
Principal repayments	—	—	(161)	(8)	—	—	(169)
Proceeds from new borrowings	—	—	259	—	—	—	259
Net share settlement for equity-based compensation	—	—	—	(24)	—	—	(24)
Distribution to a parent company	(60)	—	—	—	—	—	(60)

Net cash (used in) provided by financing activities	(60)	—	98	(32)	—	—	6

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net (decrease) increase in cash and cash equivalents	(127)	—	—	195	(32)	—	36

Cash and cash equivalents at beginning of year	221	—	—	(6)	94	—	309

Cash and cash equivalents at end of year	94	—	—	189	62	—	345

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG.
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibit
No.	Description

4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.7	Indenture, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, by and among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein, and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010 (dated August 12, 2010)).
4.8	Registration Rights Agreement, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein and Credit Suisse Securities (USA) LLC, as the representative of the initial purchasers (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010).
10.1	Third Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on October 22, 2010, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 26, 2010 (dated October 22, 2010)).
10.2	Security Agreement dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited. Certain Subsidiaries of Holdings Identified Herein and UBS AG, Stamford Branch (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.3	Transition Services Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.4	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.5	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.6	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.7	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*
10.9	Amended and Restated Employment Agreement of Jeff Clarke, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.10	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).

Exhibit
No.	Description

10.11	Service Agreement dated as of March 30, 2007 between Gordon Wilson and Galileo International Limited (n/k/a Travelport International Limited) (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.12	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.13	Contract of Employment, dated as of October 2, 2009, among Lee Golding, Travelport International Limited and TDS Investor (Cayman) L.P.
10.14	Travelport Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Travelport Limited filed on March 12, 2009).
10.15	First Amendment to Travelport Officer Deferred Compensation Plan (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.16	Second Amendment to Travelport Officer Deferred Compensation Plan.
10.17	Form of Management Equity Award Agreement (Senior Leadership Team) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.18	Form of Management Equity Award Agreement for Gordon Wilson (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on August 28, 2007 (dated August 22, 2007)).
10.19	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.20	Amendment No. 7, dated as of February 9, 2010, to the TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership, dated as of December 19, 2007 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.21	Form of TDS Investor (Cayman) L.P. Fifth Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.22	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) — U.S. Senior Leadership Team (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.23	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.24	Form of 2010 LTIP Equity Award Agreement (Restricted Equity Units) — UK Senior Leadership Team (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.25	2011 Executive Supplemental Bonus Plan.
10.26	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.27	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.28	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*

Exhibit
No.	Description

10.29	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.30	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*
10.31	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.32	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.33	Form of Indemnification Agreement between Travelport Limited and its Directors and Officers (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 14, 2008).
10.34	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.35	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.36	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.37	Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 13, 2009).
10.38	Fifth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.39	Sixth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).*
10.40	Seventh Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.41	Eighth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).

Exhibit
No.	Description

10.42	Ninth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.43	Tenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.).
10.44	Amendment No. 1, dated as of March 14, 2011, to the Third Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on October 22, 2010, among Travelport LLC, Travelport Limited, UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, the lenders party thereto, Credit Suisse Securities (USA) LLC, as Syndication Agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on March 14, 2011 (dated March 8, 2011)).
10.45	Letter Agreement, dated March 28, 2011, between Gordon Wilson and Travelport International Limited.
10.46	Letter Agreement, dated March 28, 2011, between Philip Emery and Travelport International Limited.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.