Form 10-Q
period 2011-03-31
Travelport LTD
filed 2011-05-13
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-141714

Travelport Limited
(Exact name of registrant as specified in its charter)

Bermuda	98-0505100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

300 Galleria Parkway
Atlanta, GA 30339
(Address of principal executive offices, including zip code)

(770) 563-7400
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

As of May 13, 2011, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “potential”, “should”, “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we”, “our” or “us” means Travelport Limited, a Bermuda company, and its subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and tour operators and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers and generate new revenue streams, including our new universal desktop product;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies;

•	pricing, regulatory and other trends in the travel industry, including the direct connect efforts of American Airlines and our litigation with American Airlines related thereto;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the sections captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2011	2010

Net revenue	531	536

Costs and expenses
Cost of revenue	317	303
Selling, general and administrative	76	112
Restructuring charges	3	1
Depreciation and amortization	56	48

Total costs and expenses	452	464

Operating income	79	72
Interest expense, net	(77)	(66)

Income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	2	6
Provision for income taxes	(11)	(15)
Equity in losses of investment in Orbitz Worldwide	(5)	(3)

Net loss from continuing operations	(14)	(12)
Loss from discontinuing operations, net of tax	(10)	(9)

Net loss	(24)	(21)
Net loss attributable to non-controlling interest in subsidiaries	1	—

Net loss attributable to the Company	(23)	(21)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31,
(in $ millions)	2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	174	94
Accounts receivable (net of allowances for doubtful accounts of $25 and $24)	215	161
Deferred income taxes	4	4
Assets of discontinuing operations	1,047	1,066
Other current assets	234	185

Total current assets	1,674	1,510
Property and equipment, net	465	484
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	747	770
Investment in Orbitz Worldwide	85	91
Non-current deferred income tax	4	4
Other non-current assets	351	341

Total assets	4,626	4,500

Liabilities and equity
Current liabilities:
Accounts payable	105	72
Accrued expenses and other current liabilities	521	474
Liabilities of discontinuing operations	549	555
Current portion of long-term debt	18	18

Total current liabilities	1,193	1,119
Long-term debt	3,842	3,796
Deferred income taxes	40	37
Other non-current liabilities	215	220

Total liabilities	5,290	5,172

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,011	1,011
Accumulated deficit	(1,709)	(1,686)
Accumulated other comprehensive income (loss)	22	(9)

Total shareholders’ equity	(676)	(684)
Equity attributable to non-controlling interest in subsidiaries	12	12

Total equity	(664)	(672)

Total liabilities and equity	4,626	4,500

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2011	2010

Operating activities of continuing operations
Net loss	(24)	(21)
Loss from discontinuing operations	10	9

Net loss from continuing operations	(14)	(12)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	56	48
Amortization of debt finance costs	3	4
Loss on interest rate derivative instruments	2	2
(Gain) loss on foreign exchange derivative instruments	(3)	1
Equity in losses of investment in Orbitz Worldwide ;	5	3
FASA liability	(5)	(5)
Deferred income taxes	3	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(52)	(56)
Other current assets	(5)	1
Accounts payable, accrued expenses and other current liabilities	68	(8)
Other	3	1

Net cash provided by (used in) operating activities of continuing operations	61	(21)

Investing activities of continuing operations
Property and equipment additions	(18)	(113)
Investment in Orbitz Worldwide	—	(50)
Cash received from GTA Business	41	13
Other	—	5

Net cash provided by (used in) investing activities of continuing operations	23	(145)

Financing activities of continuing operations
Principal repayments	(5)	(8)
Proceeds from new borrowings	—	100
Payments on settlement of derivative contracts	—	(7)

Net cash (used in) provided by financing activities of continuing operations	(5)	85

Effect of changes in exchange rates on cash and cash equivalents of continuing operations	1	(1)
Net increase (decrease) in cash and cash equivalents of continuing operations	80	(82)

Cash provided by (used in) discontinuing operations
Operating activities	(9)	(6)
Investing activities	(3)	(6)
Financing activities	(41)	(13)
Effect of changes in exchange rates on cash and cash equivalents of discontinuing operations	3	(3)

Net cash used in discontinuing operations	(50)	(28)

Cash and cash equivalents at beginning of period	242	217

Cash and cash equivalents at end of period	272	107
Less: cash of discontinuing operations	(98)	(65)

Cash and cash equivalents of continuing operations at end of period	174	42

Supplementary disclosures of cash flow information for continuing operations
Interest payments	99	90
Income tax payments, net	3	12

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

				Accumulated	Non-
		Additional		Other	Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2011	—	1,011	(1,686)	(9)	12	(672)
Capital contribution from non-controlling interest shareholders	—	—	—	—	1	1
Comprehensive income (loss)
Net loss	—	—	(23)	—	(1)	(24)
Currency translation adjustment, net of tax of $0	—	—	—	30	—	30
Realization of loss on cash flow hedges, net of tax of $0	—	—	—	2	—	2
Unrealized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(1)	—	(1)

Total comprehensive income						7

Balance as of March 31, 2011	—	1,011	(1,709)	22	12	(664)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and the Airline IT Solutions business, which hosts mission critical applications and provides business and data analysis solutions for major airlines. The Company also owns approximately 48% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has approximately 3,500 employees and operates in approximately 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group (“Blackstone”) of New York, Technology Crossover Ventures (“TCV”) of Palo Alto, California, One Equity Partners (“OEP”) of New York and Travelport management.

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

The December 31, 2010 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

On March 5, 2011, the Company reached an agreement to sell its Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Limited (“Kuoni”) for a gross consideration of $720 million, subject to certain closing working capital adjustments based on cash, working capital and indebtedness targets. The transaction completed on May 5, 2011. Proceeds from the sale were used to repay $655 million of the indebtedness outstanding under the Company’s senior secured credit agreement.

During the first quarter of 2011, the Company evaluated the requirements of US GAAP for reporting discontinued operations and for classifying assets and liabilities as held for sale. The Company concluded that activities regarding the GTA business met these required criteria during the three months ended March 31, 2011. Accordingly, the assets and liabilities of the GTA business are classified as held for sale on the Company’s consolidated condensed balance sheets, and the results of operations of the GTA business are presented as discontinuing operations in the Company’s consolidated condensed statements of operations and consolidated condensed statements of cash flows.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Company’s consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements

Disclosure of Supplementary Pro-Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The Company adopted the provisions of this guidance effective January 1, 2011 and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Goodwill Impairment Testing

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. The Company adopted the provisions of this guidance effective January 1, 2011 and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance related to new disclosures about fair value measurements and clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of Level 1 and Level 2 categories of fair value measurements. This guidance also clarifies existing requirements on (i) the level of disaggregation in determining the appropriate classes of assets and liabilities for fair value measurement disclosures, and (ii) disclosures about inputs and valuation techniques. The Company adopted the provisions of this guidance on January 1, 2010, except for the new disclosures around the activity in Level 3 categories of fair value measurements, which the Company adopted on January 1, 2011, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Amendment to Revenue Recognition involving Multiple Deliverable Arrangements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence of fair value or third-party evidence is unavailable. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective January 1, 2011, as required. There was no material impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements (Continued)

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective January 1, 2011, as required. There was no material impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

3.	Discontinuing Operations

On March 5, 2011, the Company reached an agreement to sell its GTA business to Kuoni for a gross consideration of $720 million, subject to certain closing working capital adjustments based on cash, working capital and indebtedness targets. The transaction completed on May 5, 2011. Proceeds from the sale were used to repay $655 million of the indebtedness outstanding under the Company’s senior secured credit agreement.

Summarized statements of operations data for the discontinuing operations of the GTA business, excluding intercompany transactions, are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in $ millions)	2011	2010

Net revenue	49	45
Operating expenses	64	57

Operating loss before income taxes	(15)	(12)
Benefit from income taxes	5	3

Loss from discontinuing operations, net of tax	(10)	(9)

GTA has various commercial agreements with Orbitz Worldwide, and under those commercial agreements it has earned approximately nil and $1 million of revenue and recorded approximately nil and $1 million of operating expenses in the three months ended March 31, 2011 and 2010, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Discontinuing Operations (Continued)

Summarized balance sheet data for the discontinuing operations of the GTA business, excluding intercompany balances, is as follows.

	March 31,	December 31,
(in $ millions)	2011	2010

Cash and cash equivalents	98	148
Accounts receivable	180	187
Other current assets	26	20

Current assets	304	355
Goodwill	308	291
Trademarks and tradenames	105	99
Other intangible assets, net	289	279
Other non-current assets	41	42

Total assets	1,047	1,066

Accounts payable	101	111
Accrued expenses and other current liabilities	330	335

Current liabilities	431	446
Deferred income taxes	105	96
Other non-current liabilities	13	13

Total liabilities	549	555

The GTA business had balances receivable from Orbitz Worldwide of approximately $1 million as of March 31, 2011 and December 31, 2010, which are included on the Company’s consolidated condensed balance sheets within assets of discontinuing operations.

On completion of the sale of the GTA business, the Company is required to leave the GTA business with $15 million of cash and cash equivalents.

In connection with the sale of the GTA business to Kuoni, the Company has agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events.

4.	Restructuring Charges

During the fourth quarter of 2010, the Company committed to a strategic initiative to rationalize certain centralized functions. Substantially all of the costs incurred were personnel related, and the plan is expected to be completed during 2011.

The recognition of restructuring charges and the corresponding utilization of accrued balances during the three months ended March 31, 2011 are summarized as follows:

(in $ millions)

Balance as of January 1, 2011	9
Restructuring charges	3
Cash payments	(6)

Balance as of March 31, 2011	6

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	Restructuring Charges (Continued)

Additionally, the Company expects to incur approximately $2 million of restructuring charges for personnel related costs during the remainder of 2011.

5.	Other Current Assets

Other current assets consisted of:

	March 31,	December 31,
(in $ millions)	2011	2010

Upfront inducement payments and supplier deposits	76	73
Sales and use tax receivables	53	47
Derivative assets	41	15
Prepaid expenses	16	15
Assets held for sale	16	16
Other	32	19

	234	185

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

6.	Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Capitalized software	591	(240)	351	573	(256)	317
Furniture, fixtures and equipment	216	(131)	85	215	(125)	90
Building and leasehold improvements	15	(9)	6	15	(9)	6
Construction in progress	23	—	23	71	—	71

	845	(380)	465	874	(390)	484

During the three months ended March 31, 2011 and 2010, the Company recorded depreciation expense of $33 million and $25 million, respectively.

As of March 31, 2011 and December 31, 2010, the Company had net capital leases of $47 million included within furniture, fixtures and equipment. Construction in progress as of March 31, 2011 and December 31, 2010 includes $1 million and $6 million, respectively, of capitalized interest.

7.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of March 31, 2011 and December 31, 2010, the Company’s investment in Orbitz Worldwide was $85 million and $91 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of March 31, 2011 was approximately $174 million.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Orbitz Worldwide (Continued)

Presented below are the summary results of operations for Orbitz Worldwide for the three months ended March 31, 2011 and 2010.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in $ millions)	2011	2010

Net revenue	185	187
Operating expenses	186	178
Impairment of long-lived assets	—	2

Operating (loss) income	(1)	7
Interest expense, net	(10)	(12)

Loss before income taxes	(11)	(5)
Income tax provision	—	—

Net loss	(11)	(5)

The Company has recorded losses of $5 million and $3 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2011 and 2010, respectively, within the equity in losses of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

Net revenue disclosed above includes approximately $29 million and $30 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, the Company had balances payable to Orbitz Worldwide of approximately $19 million and $16 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	March 31,	December 31,
(in $ millions)	2011	2010

Accrued commissions and incentives	283	232
Accrued payroll and related	46	33
Accrued sponsor monitoring fees	42	42
Accrued interest expense	37	61
Derivative contracts	26	35
Accrued travel supplier payments, deferred revenue and customer advances	22	17
Other	65	54

	521	474

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Long-Term Debt

Long-term debt consisted of:

		March 31,	December 31,
(in $ millions)	Maturity	2011	2010

Senior Secured Credit Agreement
Term loan facility
Dollar denominated	August 2013	172	172
Euro denominated	August 2013	62	59
Dollar denominated	August 2015	1,517	1,520
Euro denominated	August 2015	434	410
“Tranche S”	August 2015	137	137
Senior notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	229	217
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	199	187
Capital leases and other		47	49

Total debt		3,860	3,814
Less: current portion		18	18

Long-term debt		3,842	3,796

During the three months ended March 31, 2011, the Company repaid approximately $3 million of its dollar denominated debt under its senior secured credit agreement and approximately $2 million under its capital lease obligations.

The principal amount of euro denominated long-term debt increased by approximately $51 million as a result of foreign exchange fluctuations during the three months ended March 31, 2011. This foreign exchange loss was fully offset by gains on foreign exchange hedge instruments contracted by the Company.

The Company has a $270 million revolving credit facility with a consortium of banks under its senior secured credit agreement. As of March 31, 2011, the Company had no borrowings outstanding under its revolving credit facility, but had approximately $28 million of letters of credit commitments outstanding, leaving a remaining capacity of $242 million.

The Company has a $133 million letter of credit facility collateralized by $137 million of restricted cash and a $13 million synthetic letter of credit facility. As of March 31, 2011, the Company had approximately $132 million of commitments outstanding under its cash collateralized letter of credit facility and $13 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide, and approximately $34 million in letters of credit issued on behalf of the GTA business. As of March 31, 2011, the Company had $1 million of remaining capacity under its letter of credit facilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of March 31, 2011, the Company had a net asset position of $33 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of March 31, 2011 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During the three months ended March 31, 2011, the Company used interest rate and cross currency swaps as the derivative instruments in these hedging strategies. The Company does not designate these interest rate and cross currency swaps as accounting hedges; however, the fluctuations in the value of these contracts recorded within the Company’s consolidated condensed statements of operations largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge.

As of March 31, 2011, the Company’s interest rate and cross currency swaps cover transactions for periods that do not exceed three years.

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

The Company also uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Australian dollar. During the three months ended March 31, 2011, none of the derivative contracts used to manage the Company’s foreign currency exposure was designated as cash flow hedges, although during the three months ended March 31, 2010, certain contracts were designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs as of March 31, 2011 and December 31, 2010.

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

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which has been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	March 31,	December 31,		March 31,	December 31,
(in $ millions)	Location	2011	2010	Balance Sheet Location	2011	2010

Interest rate swaps	Other current assets	(2)	(3)	Accrued expenses and other current liabilities	(23)	(32)
Interest rate swaps	Other non-current assets	(8)	—	Other non-current liabilities	(3)	(4)
Foreign currency impact of cross currency swaps	Other current assets	18	8
Foreign currency forward contracts	Other current assets	25	10	Accrued expenses and other current liabilities	(3)	(3)
Foreign currency forward contracts	Other non-current assets	29	5	Other non-current liabilities	—	(2)

Total fair value of derivative assets (liabilities)		62	20		(29)	(41)

As of March 31, 2011, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $198 million of cross currency swaps, and $935 million of foreign currency forward contracts.

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

	Amount of Gain (Loss) Recognized			Amount of Gain (Loss)
	in Other Comprehensive Income (Loss)			Recorded into Income (Loss)
	Three Months	Three Months		Three Months	Three Months
	Ended	Ended	Location of Gain	Ended	Ended
	March 31,	March 31,	(Loss) Recorded in	March 31,	March 31,
(in $ millions)	2011	2010	Income (Loss)	2011	2010

Derivatives designated as hedging instruments:
Interest rate swaps	—	(2)	Interest expense, net	(2)	(2)
Foreign exchange impact of cross currency swaps	—	(11)	Selling, general and administrative	—	(11)
Foreign exchange forward contracts	—	(8)	Selling, general and administrative	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense, net	(8)	(10)
Foreign exchange impact of cross currency swaps			Selling, general and administrative	11	—
Foreign exchange forward contracts			Selling, general and administrative	45	(47)

				46	(70)

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $6 million as of March 31, 2011 is included within accumulated other comprehensive income (loss) and is being recorded in income (loss) in the Company’s consolidated condensed statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated condensed statements of operations during the three months ended March 31, 2011 was $2 million. There was no gain or loss recorded on these de-designated hedge contracts during the three months ended March 31, 2010.

The total amount of gain (loss) reclassified into interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges includes amounts for ineffectiveness of nil and less than $1 million for the three months ended March 31, 2011 and 2010, respectively.

The total amount of gain (loss) expected to be reclassified from accumulated other comprehensive income (loss) to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $6 million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	85	174	91	273
Derivative assets (see above)	62	62	20	20
Derivative liabilities (see above)	(29)	(29)	(41)	(41)
Total debt	(3,860)	(3,736)	(3,814)	(3,644)

The fair value of the investment in Orbitz Worldwide has been determined based on quoted prices in active markets.

The fair value of the total debt has been determined by calculating the fair value of the senior notes and senior subordinated notes based on quoted prices in active markets for identical debt instruments and by calculating amounts outstanding under the senior secured credit agreement based on market observable inputs.

11.	Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax, and were as follows:

	Three Months
	Ended March 31,
(in $ millions)	2011	2010

Net loss	(24)	(21)
Other comprehensive income (loss)
Currency translation adjustment, net of tax of $0	30	(25)
Unrealized gain (loss) on cash flow hedges, net of tax of $0	2	(8)
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	(1)	—
Unrealized gain on equity investment and other, net of tax of $0	—	4

Comprehensive income (loss)	7	(50)

12.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2011, the Company had approximately $173 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $61 million relates to the twelve months ended March 31, 2012). These purchase obligations extend through 2015.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12.	Commitments and Contingencies (Continued)

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

The Company is currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. The Company believes American Airlines’ claims are without merit and, while no assurance can be provided, the Company does not believe the outcome of these disputes will have a material adverse effect on our results of operations or liquidity condition.

In connection with the Company’s former third-party national distribution companies (“NDC”) arrangements in the Middle East, the Company is involved in disputes with certain of its former NDC partners regarding the payment of certain disputed fees. The Company believes these disputes are without merit and does not believe the outcome of these disputes will have a material adverse effect on the Company’s results of operations or its liquidity condition. During the fourth quarter of 2010, one such dispute was resolved in the Company’s favor.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Segment Information

Due to the reclassification of the GTA business as discontinuing operations during the three months ended March 31, 2011, the Company now has one reportable segment.

14.	Subsequent Events

On May 5, 2011, the sale of the GTA business was completed. Proceeds from the sale were used to repay $655 million of indebtedness outstanding under the Company’s senior secured credit agreement.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three months ended March 31, 2011 and 2010, consolidating condensed balance sheets as of March 31, 2011 and December 31, 2010, and the consolidating condensed statements of cash flows for the three months ended March 31, 2011 and 2010 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three months ended March 31, 2010 and the consolidating condensed statements of cash flows for the three months ended March 31, 2010 have been re-presented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	237	294	—	531

Costs and expenses
Cost of revenue	—	—	—	143	174	—	317
Selling, general and administrative	(2)	—	3	16	59	—	76
Restructuring charges	—	—	—	3	—	—	3
Depreciation and amortization	—	—	—	48	8	—	56

Total costs and expenses	(2)	—	3	210	241	—	452

Operating income (loss)	2	—	(3)	27	53	—	79
Interest expense, net	—	—	(74)	(3)	—	—	(77)
Equity in (losses) earnings of subsidiaries	(25)	(59)	18	—	—	66	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(23)	(59)	(59)	24	53	66	2
Provision for income taxes	—	—	—	(3)	(8)	—	(11)
Equity in losses of investment in Orbitz Worldwide	—	(5)	—	—	—	—	(5)

Net (loss) income from continuing operations	(23)	(64)	(59)	21	45	66	(14)
Loss from discontinuing operations, net of tax	—	—	—	(3)	(7)	—	(10)

Net (loss) income	(23)	(64)	(59)	18	38	66	(24)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(23)	(64)	(59)	18	39	66	(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	251	285	—	536

Costs and expenses
Cost of revenue	—	—	—	156	147	—	303
Selling, general and administrative	—	—	3	25	84	—	112
Restructuring charges	—	—	—	1	—	—	1
Depreciation and amortization	—	—	—	40	8	—	48

Total costs and expenses	—	—	3	222	239	—	464

Operating (loss) income	—	—	(3)	29	46	—	72
Interest expense, net	—	—	(63)	(3)	—	—	(66)
Equity in (losses) earnings of subsidiaries	(21)	(43)	23	—	—	41	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(21)	(43)	(43)	26	46	41	6
Provision for income taxes	—	—	—	(3)	(12)	—	(15)
Equity in losses of investment in Orbitz Worldwide	—	(3)	—	—	—	—	(3)

Net (loss) income from continuing operations	(21)	(46)	(43)	23	34	41	(12)
Loss from discontinuing operations, net of tax	—	—	—	—	(9)	—	(9)

Net (loss) income	(21)	(46)	(43)	23	25	41	(21)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(21)	(46)	(43)	23	25	41	(21)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of March 31, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	103	2	69	—	174
Accounts receivable, net	—	—	—	66	149	—	215
Deferred income taxes	—	—	—	—	4	—	4
Assets of discontinuing operations	—	—	—	9	1,038	—	1,047
Other current assets	1	—	61	42	130	—	234

Total current assets	1	—	164	119	1,390	—	1,674
Investment in subsidiary/intercompany	(675)	(1,637)	1,885	—	—	427	—
Property and equipment, net	—	—	—	382	83	—	465
Goodwill	—	—	—	986	—	—	986
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	435	312	—	747
Investment in Orbitz Worldwide	—	85	—	—	—	—	85
Non-current deferred income taxes	—	—	—	—	4	—	4
Other non-current assets	—	—	193	41	117	—	351

Total assets	(674)	(1,552)	2,242	2,195	1,988	427	4,626

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	53	52	—	105
Accrued expenses and other current liabilities	2	11	57	27	424	—	521
Liabilities of discontinuing operations	—	—	—	4	545	—	549
Current portion of long-term debt	—	—	11	7	—	—	18

Total current liabilities	2	11	68	91	1,021	—	1,193
Long-term debt	—	—	3,802	40	—	—	3,842
Deferred income taxes	—	—	—	38	2	—	40
Other non-current liabilities	—	—	9	141	65	—	215

Total liabilities	2	11	3,879	310	1,088	—	5,290

Total shareholders’ equity/intercompany	(676)	(1,563)	(1,637)	1,885	888	427	(676)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(676)	(1,563)	(1,637)	1,885	900	427	(664)

Total liabilities and equity	(674)	(1,552)	2,242	2,195	1,988	427	4,626

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	36	1	57	—	94
Accounts receivable, net	—	—	—	61	100	—	161
Deferred income taxes	—	—	—	—	4	—	4
Assets of discontinuing operations	—	—	—	5	1,061	—	1,066
Other current assets	—	—	36	40	109	—	185

Total current assets	—	—	72	107	1,331	—	1,510
Investment in subsidiary/intercompany	(683)	(1,758)	1,859	—	—	582	—
Property and equipment, net	—	—	—	399	85	—	484
Goodwill	—	—	—	986	—	—	986
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	455	315	—	770
Investment in Orbitz Worldwide	—	91	—	—	—	—	91
Non-current deferred income taxes	—	—	—	—	4	—	4
Other non-current assets	—	—	180	43	118	—	341

Total assets	(683)	(1,667)	2,111	2,222	1,935	582	4,500

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	47	25	—	72
Accrued expenses and other current liabilities	1	41	92	82	258	—	474
Liabilities of discontinuing operations	—	—	—	4	551	—	555
Current portion of long-term debt	—	—	10	8	—	—	18

Total current liabilities	1	41	102	141	834	—	1,119
Long-term debt	—	—	3,755	41	—	—	3,796
Deferred income taxes	—	—	—	35	2	—	37
Other non-current liabilities	—	—	12	146	62	—	220

Total liabilities	1	41	3,869	363	898	—	5,172

Total shareholders’ equity/intercompany	(684)	(1,708)	(1,758)	1,859	1,025	582	(684)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(684)	(1,708)	(1,758)	1,859	1,037	582	(672)

Total liabilities and equity	(683)	(1,667)	2,111	2,222	1,935	582	4,500

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net (loss) income	(23)	(64)	(59)	18	38	66	(24)
Loss from discontinuing operations	—	—	—	3	7	—	10

Net (loss) income from continuing operations	(23)	(64)	(59)	21	45	66	(14)
Adjustments to reconcile net (loss) income of continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	—	—	—	48	8	—	56
Amortization of debt finance costs and debt discount	—	—	3	—	—	—	3
Loss on interest rate derivative instruments	—	—	2	—	—	—	2
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	5	—	—	—	—	5
FASA liability	—	—	—	(5)	—	—	(5)
Deferred income taxes	—	—	—	3	—	—	3
Equity in losses (earnings) of subsidiaries	25	59	(18)	—	—	(66)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(5)	(47)	—	(52)
Other current assets	—	—	—	(2)	(3)	—	(5)
Accounts payable, accrued expenses and other current liabilities	—	30	—	49	(11)	—	68
Other	—	—	—	3	—	—	3

Net cash provided by (used in) operating activities of continuing operations	2	30	(75)	112	(8)	—	61

Investing activities of continuing operations
Property and equipment additions	—	—	—	(18)	—	—	(18)
Cash received from GTA business	—	—	—	41	—	—	41
Net intercompany funding	(2)	(30)	145	(132)	19	—	—

Net cash (used in) provided by investing activities of continuing operations	(2)	(30)	145	(109)	19	—	23

Financing activities of continuing operations
Principal repayments	—	—	(3)	(2)	—	—	(5)

Net cash used in financing activities of continuing operations	—	—	(3)	(2)	—	—	(5)

Effect of change in exchange rates on cash and cash equivalents of continuing operations	—	—	—	—	1	—	1
Net increase in cash and cash equivalents of continuing operations	—	—	67	1	12	—	80

Cash provided by (used in) discontinuing operations
Operating activities	—	—	—	3	(12)	—	(9)
Investing activities	—	—	—	—	(3)	—	(3)
Financing activities	—	—	—	—	(41)	—	(41)
Effects of changes in exchange rates on cash and cash equivalents of discontinuing operations	—	—	—	—	3	—	3

Net cash provided by (used in) discontinuing operations	—	—	—	3	(53)	—	(50)

Cash and cash equivalents at beginning of period	—	—	36	2	204	—	242

Cash and cash equivalents at end of period	—	—	103	6	163	—	272
Less cash of discontinuing operations	—	—	—	(4)	(94)	—	(98)

Cash and cash equivalents of continuing operations at end of period	—	—	103	2	69	—	174

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net (loss) income	(21)	(46)	(43)	23	25	41	(21)
Loss from discontinuing operations	—	—	—	—	9	—	9

Net (loss) income from continuing operations	(21)	(46)	(43)	23	34	41	(12)
Adjustments to reconcile net (loss) income of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	40	8	—	48
Amortization of debt finance costs and debt discount	—	—	4	—	—	—	4
Loss on interest rate derivative instruments	—	—	2	—	—	—	2
Loss on foreign exchange derivative instruments	—	—	1	—	—	—	1
Equity in losses of investment in Orbitz Worldwide	—	3	—	—	—	—	3
FASA liability	—	—	—	(5)	—	—	(5)
Equity in losses (earnings) of subsidiaries	21	43	(23)	—	—	(41)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(9)	(47)	—	(56)
Other current assets	—	—	—	6	(5)	—	1
Accounts payable, accrued expenses and other current liabilities	—	10	(31)	3	10	—	(8)
Other	—	—	—	(6)	7	—	1

Net cash provided by (used in) operating activities of continuing operations	—	10	(90)	52	7	—	(21)

Investing activities of continuing operations
Property and equipment additions	—	—	—	(113)	—	—	(113)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Cash received from GTA business	—	—	—	13	—	—	13
Net intercompany funding	—	40	2	22	(64)	—	—
Other	—	—	—	5	—	—	5

Net cash (used in) provided by investing activities of continuing operations	—	(10)	2	(73)	(64)	—	(145)

Financing activities of continuing operations
Principal repayments	—	—	(3)	(5)	—	—	(8)
Proceeds from new borrowings	—	—	100	—	—	—	100
Payments on settlement of derivative contracts	—	—	(7)	—	—	—	(7)

Net cash provided by (used in) financing activities of continuing operations	—	—	90	(5)	—	—	85

Effects of changes in exchange rates on cash and cash equivalents of continuing operations	—	—	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents of continuing operations	—	—	2	(26)	(58)	—	(82)

Cash provided by (used in) discontinuing operations
Operating activities	—	—	—	3	(9)	—	(6)
Investing activities	—	—	—	—	(6)	—	(6)
Financing activities	—	—	—	—	(13)	—	(13)
Effects of changes in exchange rates on cash and cash equivalents of discontinuing operations	—	—	—	—	(3)	—	(3)

Net cash provided by (used in) discontinuing operations	—	—	—	3	(31)	—	(28)

Cash and cash equivalents at beginning of period	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	2	15	90	—	107
Less cash of discontinuing operations	—	—	—	(1)	(64)	—	(65)

Cash and cash equivalents of continuing operations at end of period	—	—	2	14	26	—	42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our global distribution system (“GDS”) business consists of our GDSs, which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 800 active travel suppliers and approximately 67,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2010, approximately 170 million tickets were issued through our GDS business, with approximately six billion stored fares normally available at any one time. Our GDS business executed an average of 77 million searches and processed up to 1.8 billion travel-related messages per day in 2010.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission critical reservations and related systems for United and Delta as well as seven other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services, directly and indirectly, to over 270 airlines and airline ground handlers globally.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months
	Ended
	March 31,
(in $ millions, except where indicated)	2011	2010

Travelport KPIs
Net revenue	531	536
Operating income	79	72
Travelport Adjusted EBITDA	147	142
Segments (in millions)
Americas	47	47
Europe	24	24
MEA	10	11
APAC	15	14
Total	96	96

The key performance indicators used by management to monitor performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation, interest, income tax, and other costs we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We define Travelport Adjusted EBITDA as income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest, income tax, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management across our company to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the acquisition of Worldspan and subsequent integration, the transfer of our finance and human resources functions from the United States to the United Kingdom and the associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and non-cash equity-based compensation.

The following table provides a reconciliation of Travelport Adjusted EBITDA to net loss:

	Three Months
	Ended
	March 31,
(in $ millions)	2011	2010

Net loss from continuing operations	(14)	(12)
Equity in losses of investment in Orbitz Worldwide	5	3
Provision for income taxes	11	15
Depreciation and amortization	56	48
Interest expense, net	77	66

EBITDA	135	120
Adjustments:
Acquisition and corporate transaction costs(1)	3	19
Restructuring charges(2)	3	1
Unrealized (gains) losses on foreign exchange derivatives	(3)	1
Other(3)	9	1

Total adjustments	12	22

Travelport Adjusted EBITDA	147	142

(1)	Acquisition and corporate transaction costs represent costs related to strategic transaction costs (including the proposed offering of securities in 2010), internal re-organization and other costs related to non-core business. This amount does not include items classified as restructuring charges, which are included as a separate line item.

(2)	Restructuring charges represent the costs recorded during the period to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other includes amounts relating to purchase accounting impacts, including deferred revenue adjustments recorded at the time of the acquisition of the Travelport business from Cendant (totaling $1 million for each of the three months ended March 31, 2011 and 2010) and an $8 million adjustment relating to a revenue reserve booked in the period due to an item occurring outside the normal course of operations.

Factors Affecting Results of Operations

Consolidations within the Airline Industry: As a result of recent consolidations within the airline industry, our annual revenues and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT services business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf, with a termination date of March 1, 2012.

Seasonality: Our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the second and third calendar quarters of the year, with revenue peaking as travelers plan and purchase their spring and summer travel. Revenue typically flattens or declines in the fourth and first quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Foreign Exchange Movements: We transact business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro, and Australian dollar). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

	Three Months
	Ended
	March 31,
(in $ millions)	2011	2010

Net revenue	531	536

Costs and expenses
Cost of revenue	317	303
Selling, general and administrative	76	112
Restructuring charges	3	1
Depreciation and amortization	56	48

Total costs and expenses, net	452	464

Operating income	79	72
Interest expense, net	(77)	(66)

Income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	2	6
Provision for income taxes	(11)	(15)
Equity in losses of investment in Orbitz Worldwide	(5)	(3)

Net loss from continuing operations	(14)	(12)
Loss from discontinuing operations, net of tax	(10)	(9)

Net loss	(24)	(21)

Net Revenue

Net revenue is comprised of:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2011	2010	$	%

Transaction processing revenue	479	485	(6)	(1)
Airline IT solutions revenue	52	51	1	2

Net revenue	531	536	(5)	(1)

Transaction processing revenue by region is comprised of:

	Three Months Ended
	March 31,		Change
(in $ millions)	2011	2010	$	%

Americas	190	191	(1)	(1)
Europe	153	148	5	3
MEA	55	69	(14)	(20)
APAC	81	77	4	5

Transaction processing revenue	479	485	(6)	(1)

Net revenue decreased by $5 million as a result of a $6 million decrease in transaction processing revenue offset by a $1 million increase in Airline IT solutions revenue. Americas transaction processing revenue decreased by $1 million (1%) due to a 1% decline in the average revenue per segment with the volume of segments remaining flat. Europe transaction processing revenue increased by $5 million (3%) due to a 3% increase in the average revenue per segment, with segment volumes remaining flat. MEA transaction processing revenue decreased by $14 million (20%) due to a 9% decrease in volumes, a 2% increase in average revenue per segment and an $8 million adjustment relating to a revenue reserve booked in the period due to an item occurring outside the normal course of operations. APAC transaction processing revenue increased by $4 million (5%) due to a 2% increase in segment volume and a 3% increase in the average revenue per segment.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months
	Ended
	March 31,		Change
(in $ millions)	2011	2010	$	%

Commissions	248	228	20	9
Telecommunication and technology costs	69	75	(6)	(8)

Cost of revenue	317	303	14	5

Cost of revenue increased by $14 million (5%) as a result of a $20 million (9%) increase in commissions paid to travel agencies and NDCs, offset by a $6 million (8%) decrease in telecommunication and technology costs. The increase in commission costs is due to an increase in the average rate of agency commissions. There was a decrease in telecommunications and technology costs primarily due to efficiencies resulting from our investment in IT infrastructure made during 2010.

Selling, General and Administrative (SG&A)

SG&A decreased $36 million (32%) primarily as a result of a $16 million reduction in corporate transaction costs due to costs incurred for a proposed offering of securities in the three months ended March 31, 2010, a $15 million favorable movement in costs due to foreign exchange and a $5 million reduction in administrative costs due to effective cost management.

Restructuring Charges

Restructuring charges increased by $2 million from $1 million for the three months ended March 31, 2010 to $3 million for the three months ended March 31, 2011, due to costs incurred relating to the strategic initiatives to consolidate and rationalize certain of our centralized functions and existing processes which commenced in the fourth quarter of 2010.

Depreciation and Amortization

Depreciation and amortization increased by $8 million (17%) primarily due to increased depreciation following the purchase of new software and equipment in the first quarter of 2010.

Interest Expense, Net

Interest expense, net, increased by $11 million (17%) due to higher interest rates, arising from amendments made to our senior secured credit agreement in the fourth quarter of 2010.

Equity in Losses of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $5 million for the three months ended March 31, 2011 compared to $3 million in the three months ended March 31, 2010. These losses reflect our 48% ownership interest in Orbitz Worldwide.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the forecast losses in that jurisdiction; and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Three Months
	Ended
	March 31,
(in $ millions)	2011	2010

Tax provision at US Federal statutory rate of 35%	1	2
Taxes on non-US operations at alternative rates	7	11
Liability for uncertain tax positions	1	—
Valuation allowance provided	1	—
Non-deductible expenses	1	2

Provision for income taxes	11	15

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of March 31, 2011, our financing needs were supported by $242 million of available capacity under our $270 million revolving credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of March 31, 2011. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our consolidated balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next twelve months. If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2011 by taking cost reduction measures or reducing capital expenditures from existing levels.

As of March 31, 2011, we were in compliance with all financial covenants related to long-term debt. Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default. These include:

•	Reducing or deferring discretionary expenditure;

•	Selling assets or businesses;

•	Re-negotiating financial covenants; and

•	Securing additional sources of finance or investment.

On May 5, 2011, the sale of the GTA business was completed. Proceeds from the sale were used to repay $655 million of indebtedness outstanding under our senior secured credit agreement. As a result of these transactions, our net debt will be reduced and we will realize a reduction in the cash required to fund interest payments during the remainder of 2011 and beyond. Additionally, the remaining capacity under our letter of credit facility will be increased as a result of the release of approximately $34 million in letters of credit issued by us on behalf of the GTA business.

Our primary recurring future cash needs will be for working capital, capital expenditures, debt service obligations and mandatory debt repayments. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments and to deduct capital expenditures on property and equipment additions. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our leverage ratio. Our leverage ratio under our senior secured credit agreement is computed by dividing the total net debt outstanding (as defined under our senior secured credit agreement) by the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Three Months
	Ended
	March 31,
(in $ millions)	2011	2010

Travelport Adjusted EBITDA	147	142
Less:
Interest payments	(99)	(90)
Tax payments	(3)	(12)
Changes in operating working capital	30	(48)
FASA liability payments	(5)	(5)
Other non-cash and adjusting items	(9)	(8)

Net cash provided by (used in) operating activities of continuing operations	61	(21)
Add back interest paid	99	90
Capital expenditures on property and equipment additions	(18)	(113)

Unlevered free cash flow	142	(44)

Cash flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities of continuing operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		Change
(in $ millions)	2011	2010	$

Cash provided by (used in) continuing operations:
Operating activities	61	(21)	82
Investing activities	23	(145)	168
Financing activities	(5)	85	(90)
Effects of exchange rate changes	1	(1)	2

Net increase (decrease) in cash and cash equivalents of continuing operations	80	(82)	162

As of March 31, 2011, we had $174 million of cash and cash equivalents, an increase of $80 million compared to December 31, 2010. The following discussion summarizes changes to our cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Operating Activities of continuing operations. For the three months ended March 31, 2011, cash provided by continuing operations was $61 million compared to cash used in continuing operations of $21 million for the three months ended March 31, 2010. The increase of $82 million is primarily due to $78 million of additional cash provided by operating working capital and $5 million incremental cash provided through Travelport Adjusted EBITDA. There was $30 million of cash inflow from operating working capital in the three months ended March 31, 2011 compared to a use of $48 million in the three months ended March 31, 2010 primarily due to fluctuations in our collections and payments cycles.

Investing Activities of continuing operations. The cash from investing activities of continuing operations for the three months ended March 31, 2011 was $23 million. This is due to cash received from the GTA business, offset by $18 million of cash used for capital expenditures. The use of cash in investing activities of continuing operations for the three months ended March 31, 2010 was $145 million due to $113 million of cash outflow for capital expenditures, including amounts related to the software license from IBM and $50 million of additional investment in Orbitz Worldwide, partially offset by $13 million of cash received from the GTA business.

Financing Activities of continuing operations. Cash used in financing activities of continuing operations for the three months ended March 31, 2011 was $5 million comprising $3 million of mandatory term loan repayments and $2 million of capital lease payments. The cash provided by financing activities of continuing operations for the three months ended March 31, 2010 was $85 million, due to $100 million of new borrowings under the revolving credit facility, offset by $3 million of mandatory term loan repayments, $5 million of capital lease payments and $7 million of cash paid for settlement of derivative contracts.

Debt and Financing Arrangements

During the three months ended March 31, 2011, we repaid approximately $3 million of our dollar denominated debt as required under our senior secured credit agreement and approximately $2 million under our capital lease obligations.

The principal amount of euro denominated debt increased by approximately $51 million as a result of foreign exchange fluctuations during the three months ended March 31, 2011. This foreign exchange loss was fully offset by gains on foreign exchange hedge instruments contracted by us.

As of March 31, 2011, we had approximately $13 million of commitments outstanding under our synthetic letter of credit facility and $132 million of commitments outstanding under our cash collateralized letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by us on behalf of Orbitz Worldwide and approximately $34 million in letters of credit issued by us on behalf of the GTA business. As of March 31, 2011, the cash collateralized letter of credit facility was collateralized by $137 million of restricted cash, providing a letter of credit commitment capacity of $133 million. As of March 31, 2011, there was no remaining capacity under our synthetic letter of credit facility and $1 million of remaining capacity under our cash collateralized facility.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the senior secured credit agreement (the “Credit Agreement”). All obligations under the Credit Agreement are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantor, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

Borrowings under the credit facilities are subject to amortization and prepayment requirements, and the Credit Agreement contains various covenants, including a leverage ratio, events of default and other provisions.

Our leverage ratio under the Credit Agreement is computed by dividing the total net debt outstanding (as defined in our Credit Agreement) at the balance sheet date by the last twelve months of our Travelport Adjusted EBITDA (as defined in our Credit Agreement).

Total net debt per our Credit Agreement is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and the net position of related derivative instrument balances. Travelport Adjusted EBITDA is defined under the Credit Agreement as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts and development of a global on-line travel platform, non-cash equity-based compensation, and other adjustments made to exclude expenses management views as outside the normal course of operations. Our leverage ratio as of March 31, 2011 is 5.37, as compared to the maximum leverage ratio allowable of 5.75.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the three months ended March 31, 2011 and 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and cross currency swaps and foreign currency forward contacts as the derivative instruments in these hedging strategies. During the first quarter of 2010, we also utilized a net investment hedging strategy, whereby a portion of our euro denominated debt was designated as a hedge against certain of our euro denominated net assets.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the three months ended March 31, 2011, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges, although during the three months ended March 31, 2010, certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $56 million and ($47) million for the three months ended March 31, 2011 and 2010, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $(2) million and $(10) million for the three months ended March 31, 2011 and 2010, respectively. The fluctuations in the fair values of our derivative financial instruments which have not been designated as hedges for accounting purposes largely offset the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the three months ended March 31, 2010, we have recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of March 31, 2011, our interest rate and foreign currency hedges cover transactions for periods that do not exceed three years. As of March 31, 2011, we had a net asset position of $33 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations from continuing operations as of March 31, 2011. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) income tax payments for which the timing is uncertain; or (iii) the various guarantees described in the notes to the consolidated financial statements.

	Year Ended March 31,
(in $ millions)	2012	2013	2014	2015	2016	Thereafter	Total

Debt	18	18	249	812	2,303	460	3,860
Interest payments(a)	259	258	253	213	118	28	1,129
Operating leases(b)	15	13	10	7	4	13	62
Purchase commitments and other(c)	61	50	37	25	—	—	173

Total	353	339	549	1,057	2,425	501	5,224

(a)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of March 31, 2011. As of March 31, 2011, we have $37 million of accrued interest on our consolidated condensed balance sheet that will be paid in the second quarter of 2011. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(b)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(c)	Primarily reflects our agreement with a third party for data center services. Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of March 31, 2011, plan contributions of $9 million are expected to be made during the remainder of 2011. Funding projections beyond 2011 are not practical to estimate and, therefore, no payments have been included in the table above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used March 31, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended March 31, 2011. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 1A.	Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011 for a detailed discussion of the risk factors affecting our Company. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

On May 11, 2011, the Compensation Committee of our Board of Directors approved a supplemental bonus program for certain members of our management, including our Named Executive Officers: Jeff Clarke ($401,901); Gordon Wilson ($376,923); Eric J. Bock ($139,051); Philip Emery ($125,000); and Lee Golding ($82,211), payable in respect of the second quarter of 2011 upon the satisfaction of certain conditions by the Company. A form of the executive supplemental bonus plan was filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: May 13, 2011	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: May 13, 2011	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1	Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP.*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.