Form 10-Q
period 2011-06-30
Travelport LTD
filed 2011-08-09
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 9, 2011, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

		Page

PART I	Financial Information	3
Item 1.	Financial Statements (unaudited)	3
	Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	3
	Consolidated Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	5
	Consolidated Condensed Statement of Changes in Total Equity for the Six Months Ended June 30, 2011 (unaudited)	6
	Notes to the Consolidated Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II	Other Information	44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
	Signatures	46
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2011	2010	2011	2010

Net revenue	530	520	1,061	1,056

Costs and expenses
Cost of revenue	310	285	627	588
Selling, general and administrative	96	96	172	208
Restructuring charges	1	3	4	4
Depreciation and amortization	57	54	113	102

Total costs and expenses	464	438	916	902

Operating income	66	82	145	154
Interest expense, net	(72)	(63)	(149)	(129)

(Loss) income from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(6)	19	(4)	25
Provision for income taxes	(8)	(14)	(19)	(29)
Equity in earnings (losses) of investment in Orbitz Worldwide	4	5	(1)	2

Net (loss) income from continuing operations	(10)	10	(24)	(2)
Income (loss) from discontinued operations, net of tax	4	12	(6)	3
Gain from disposal of discontinued operations, net of tax	312	—	312	—

Net income	306	22	282	1
Net loss attributable to non-controlling interest in subsidiaries	—	—	1	—

Net income attributable to the Company	306	22	283	1

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in $ millions)	2011	2010

Assets
Current assets:
Cash and cash equivalents	288	94
Accounts receivable (net of allowances for doubtful accounts of $27 and $24)	205	161
Deferred income taxes	4	4
Assets of discontinued operations	—	1,066
Other current assets	246	185

Total current assets	743	1,510
Property and equipment, net	457	484
Goodwill	987	986
Trademarks and tradenames	314	314
Other intangible assets, net	724	770
Cash held as collateral	137	137
Investment in Orbitz Worldwide	90	91
Non-current deferred income tax	4	4
Other non-current assets	224	204

Total assets	3,680	4,500

Liabilities and equity
Current liabilities:
Accounts payable	103	72
Accrued expenses and other current liabilities	533	474
Liabilities of discontinued operations	—	555
Current portion of long-term debt	15	18

Total current liabilities	651	1,119
Long-term debt	3,226	3,796
Deferred income taxes	40	37
Other non-current liabilities	219	220

Total liabilities	4,136	5,172

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	1,012	1,011
Accumulated deficit	(1,403)	(1,686)
Accumulated other comprehensive loss	(77)	(9)

Total shareholders’ equity	(468)	(684)
Equity attributable to non-controlling interest in subsidiaries	12	12

Total equity	(456)	(672)

Total liabilities and equity	3,680	4,500

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in $ millions)	2011	2010

Operating activities of continuing operations
Net income	282	1
Income from discontinued operations (including gain from disposal), net of tax	(306)	(3)

Net loss from continuing operations	(24)	(2)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	113	102
Provision for bad debts	—	(1)
Equity-based compensation	—	3
Amortization of debt finance costs	12	8
(Gain) loss on interest rate derivative instruments	(1)	1
(Gain) loss on foreign exchange derivative instruments	(3)	2
Equity in losses (earnings) of investment in Orbitz Worldwide	1	(2)
FASA liability	(9)	(9)
Deferred income taxes	3	2
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43)	(28)
Other current assets	(10)	(3)
Accounts payable, accrued expenses and other current liabilities	61	42
Other	(2)	(9)

Net cash provided by operating activities of continuing operations	98	106

Net cash (used in) provided by operating activities of discontinued operations	(12)	98

Investing activities
Property and equipment additions	(34)	(136)
Proceeds from sale of GTA Business, net of cash disposed of $7 million	633	—
Investment in Orbitz Worldwide	—	(50)
Businesses acquired	—	(16)
Loan to parent	—	(5)
Other	5	5

Net cash provided by (used in) investing activities	604	(202)

Financing activities
Principal repayments	(662)	(112)
Proceeds from new borrowings	—	100
Proceeds from settlement of derivative contracts	12	—
Payments on settlement of derivative contracts	—	(30)

Net cash used in financing activities	(650)	(42)

Effect of changes in exchange rates on cash and cash equivalents	6	(10)

Net increase (decrease) in cash and cash equivalents	46	(50)
Cash and cash equivalents at beginning of period	242	217

Cash and cash equivalents at end of period	288	167
Less: cash of discontinued operations	—	(116)

Cash and cash equivalents of continuing operations at end of period	288	51

Supplementary disclosures of cash flow information of continuing operations
Interest payments	151	111
Income tax payments, net	9	15
Non-cash capital lease additions	15	1

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

				Accumulated	Non-
		Additional		Other	Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2011	—	1,011	(1,686)	(9)	12	(672)
Equity-based compensation	—	1	—	—	—	1
Capital contribution from non-controlling interest shareholders	—	—	—	—	1	1
Comprehensive income (loss)
Net income (loss)	—	—	283	—	(1)	282
Currency translation adjustment, net of tax of $0	—	—	—	(72)	—	(72)
Realization of loss on cash flow hedges, net of tax of $0	—	—	—	5	—	5
Unrealized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(2)	—	(2)
Unrealized gain on equity investments, net of tax $0	—	—	—	1	—	1

Total comprehensive income						214

Balance as of June 30, 2011	—	1,012	(1,403)	(77)	12	(456)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and the Airline IT Solutions business, which hosts mission critical applications and provides business and data analysis solutions for major airlines. The Company also owns approximately 48% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has approximately 3,500 employees and operates in approximately 160 countries. Travelport is a closely held company owned by affiliates of The Blackstone Group of New York, Technology Crossover Ventures of Palo Alto, California, One Equity Partners of New York and Travelport management.

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

On May 5, 2011, the Company completed the sale of the Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Limited (“Kuoni”). The Company realized a gain of $312 million, net of tax, on the transaction. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under the Company’s senior secured credit agreement. The gain from the disposal of the GTA business and the results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated condensed statements of operations and consolidated condensed statements of cash flows. The assets and liabilities of the GTA business are classified as discontinued operations on the Company’s consolidated condensed balance sheet for periods presented prior to the sale.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Company’s consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements

Amendments to Presentation of Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity and requires companies to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance also requires items reclassified from OCI to net income to be disclosed in both net income and OCI. This guidance is to be applied on a retrospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance, other than presentation.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued guidance on measuring fair value and on disclosing information about fair value measurements. This new guidance provides clarification on the application of certain valuation methods, clarification on measuring the fair value of an instrument classified in an entity’s own equity, new guidance related to measuring the fair value of financial instruments that are managed within a portfolio, and new guidance related to the use of premiums and discounts in a fair value measurement. This guidance also requires additional disclosures to be made for fair value measurements categorized as Level 3. This guidance is to be applied on a prospective basis for all annual and interim periods beginning after December 15, 2011. The Company is assessing the impact of this new guidance, but does not anticipate a material impact on the consolidated financial statements.

Disclosure of Supplementary Pro-Forma Information for Business Combinations

In December 2010, the FASB issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The Company adopted the provisions of this guidance effective January 1, 2011, and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Goodwill Impairment Testing

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. The Company adopted the provisions of this guidance effective January 1, 2011, and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

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

Amendment to Software Revenue Recognition

In October 2009, the FASB issued guidance which amended the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance is effective for all new or materially modified arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this guidance effective January 1, 2011, as required. There was no material impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

3.	Discontinued Operations

On May 5, 2011, the Company completed the sale of the GTA business to Kuoni. The Company realized a gain of $312 million, net of tax, on the transaction. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under the Company’s senior secured credit agreement. The gain from the disposal of the GTA business and the results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated condensed statements of operations and consolidated condensed statements of cash flows. The assets and liabilities of the GTA business are classified as discontinued operations on the Company’s consolidated condensed balance sheet for periods presented prior to the sale.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Discontinued Operations (Continued)

Summarized statements of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

	From April 1,	Three Months	From January 1,	Six Months
	2011 to	Ended	2011 to	Ended
	May 5,	June 30,	May 5,	June 30,
(in $ millions)	2011	2010	2011	2010

Net revenue	27	78	76	123
Operating expenses	22	65	86	122

Operating income (loss) before income taxes	5	13	(10)	1
(Provision) benefit from income taxes	(1)	(1)	4	2

Income (loss) from discontinued operations, net of tax	4	12	(6)	3
Gain from disposal of discontinued operations, net of tax of $0	312	—	312	—

Total income from discontinued operations, net of tax	316	12	306	3

Summarized balance sheet data for the discontinued operations of the GTA business, excluding intercompany balances, is as follows:

December 31,
(in $ millions)	2010

Cash and cash equivalents	148
Accounts receivable	187
Other current assets	20

Current assets	355
Goodwill	291
Trademarks and tradenames	99
Other intangible assets, net	279
Other non-current assets	42

Total assets	1,066

Accounts payable	111
Accrued expenses and other current liabilities	335

Current liabilities	446
Deferred income taxes	96
Other non-current liabilities	13

Total liabilities	555

In connection with the sale of the GTA business to Kuoni, the Company has agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated condensed balance sheet as of June 30, 2011.

In connection with the sale of the GTA business, the Company entered into a transitional services agreement (“TSA”) with Kuoni on May 5, 2011 in order to facilitate the orderly transition of certain administrative functions. The TSA mainly covers human resources and payroll related services within the United States. The term for most transitional services is less than twelve months and the income and cash

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Discontinued Operations (Continued)

flows associated with these activities are not expected to be significant to the future results of operations or cash flows of the Company.

4.	Restructuring Charges

During the fourth quarter of 2010, the Company committed to a strategic initiative to rationalize certain centralized functions. Substantially all of the costs incurred were personnel related, and the plan is expected to be completed during 2011.

The recognition of restructuring charges and the corresponding utilization of accrued balances during the six months ended June 30, 2011 are summarized as follows:

(in $ millions)

Balance as of January 1, 2011	9
Restructuring charges	4
Cash payments	(9)

Balance as of June 30, 2011	4

Additionally, the Company expects to incur approximately $1 million of restructuring charges for personnel related costs during the remainder of 2011.

5.	Other Current Assets

Other current assets consisted of:

	June 30,	December 31,
(in $ millions)	2011	2010

Upfront inducement payments and supplier deposits	73	73
Sales and use tax receivables	56	47
Derivative assets	38	15
Prepaid expenses	16	15
Assets held for sale	16	16
Other	47	19

	246	185

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	Property and Equipment, Net

Property and equipment, net, consisted of:

	June 30, 2011			December 31, 2010
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Capitalized software	590	(264)	326	573	(256)	317
Furniture, fixtures and equipment	229	(132)	97	215	(125)	90
Building and leasehold improvements	15	(9)	6	15	(9)	6
Construction in progress	28	—	28	71	—	71

	862	(405)	457	874	(390)	484

The Company recorded depreciation expense of $34 million and $31 million during the three months ended June 30, 2011 and 2010, respectively. The Company recorded depreciation expense of $67 million and $56 million during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had capital lease assets of $59 million and $47 million, respectively, included within furniture, fixtures and equipment. Construction in progress as of June 30, 2011 and December 31, 2010 include $2 million and $6 million, respectively, of capitalized interest.

7.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of June 30, 2011 and December 31, 2010, the Company’s investment in Orbitz Worldwide was $90 million and $91 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of June 30, 2011 was approximately $122 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in $ millions)	2011	2010	2011	2010

Net revenue	202	193	387	381
Operating expenses	182	171	368	351
Impairment of long-lived assets	—	—	—	2

Operating income	20	22	19	28
Interest expense, net	(10)	(11)	(20)	(22)

Income (loss) before income taxes	10	11	(1)	6
Income tax provision	(1)	(1)	(1)	(2)

Net income (loss)	9	10	(2)	4

The Company has recorded earnings (losses) of $4 million and $(1) million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2011, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and six months ended June 30, 2010, the Company recorded earnings of $5 million and $2 million, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Orbitz Worldwide (Continued)

Net revenue disclosed above includes approximately $30 million and $59 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2011, respectively. Net revenue disclosed above includes approximately $29 million and $61 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had balances payable to Orbitz Worldwide of approximately $17 million and $16 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	June 30,	December 31,
(in $ millions)	2011	2010

Accrued commissions and incentives	266	232
Accrued payroll and related	63	33
Accrued interest expense	53	61
Accrued sponsor monitoring fees	37	42
Derivative contracts	19	35
Accrued travel supplier payments, deferred revenue and customer advances	18	17
Other	77	54

	533	474

9.	Long-Term Debt

Long-term debt consisted of:

		June 30,	December 31,
(in $ millions)	Maturity	2011	2010

Senior secured credit agreement
Term loan facility
Dollar denominated	August 2013	121	172
Euro denominated	August 2013	45	59
Dollar denominated	August 2015	1,067	1,520
Euro denominated	August 2015	311	410
“Tranche S”	August 2015	137	137
Senior notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	234	217
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	203	187
Capital leases and other		60	49

Total debt		3,241	3,814
Less: current portion		15	18

Long-term debt		3,226	3,796

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	Long-Term Debt (Continued)

In May 2011, proceeds from the sale of the GTA business, together with existing cash, were used to make a $655 million early repayment of term loans outstanding under the senior secured credit agreement, consisting of $19 million of euro denominated term loans due August 2013, $135 million of euro denominated term loans due August 2015, $51 million of dollar denominated term loans due August 2013 and $450 million of dollar denominated term loans due August 2015. Due to these early repayments, the Company is no longer required to repay quarterly installments equal to 1% per annum of the original funded principal amount.

Additionally, during the six months ended June 30, 2011, the Company repaid approximately $3 million of its dollar denominated debt as quarterly installments under its senior secured credit agreement and approximately $4 million under its capital lease obligations. Furthermore, during the six months ended June 30, 2011, the Company entered into $15 million of capital leases for information technology assets.

The principal amount of euro denominated long-term debt increased by approximately $74 million as a result of foreign exchange fluctuations during the six months ended June 30, 2011. This foreign exchange loss was fully offset by gains on foreign exchange derivative instruments contracted by the Company.

The Company has a $270 million revolving credit facility with a consortium of banks under its senior secured credit agreement. As of June 30, 2011, the Company had no borrowings or letters of credit commitments outstanding under its revolving credit facility.

The Company has a $133 million letter of credit facility collateralized by $137 million of restricted cash and a $13 million synthetic letter of credit facility. As of June 30, 2011, the Company had approximately $99 million of commitments outstanding under its cash collateralized letter of credit facility and $10 million of commitments outstanding under its synthetic letter of credit facility. The outstanding commitments under these two facilities included approximately $73 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of June 30, 2011, the Company had $37 million of remaining capacity under its letter of credit facilities.

10.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of June 30, 2011, the Company had a net asset position of $47 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of June 30, 2011 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During the six months ended June 30, 2011, the Company used interest rate and cross currency swaps as the derivative instruments in these hedging strategies. The Company does not designate these interest rate and cross currency swaps as accounting hedges; however, the fluctuations in the value of these contracts recorded within the Company’s consolidated condensed statements of operations largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

As of June 30, 2011, the Company’s interest rate and cross currency swaps cover transactions for periods that do not exceed three years.

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

The Company also uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Australian dollar. During the six months ended June 30, 2011, none of the derivative contracts used to manage the Company’s foreign currency exposure was designated as cash flow hedges, although during the six months ended June 30, 2010, certain contracts were designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs as of June 30, 2011 and December 31, 2010.

The fair value of interest rate and cross currency swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments, adjusted for the Company’s own credit risk and counterparty credit risk. This adjustment is calculated based on the default probability of the banking counterparty and/or the Company and is obtained from active credit default swap markets. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions.

Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset			Fair Value Asset
		(Liability)			(Liability)
	Balance Sheet	June 30,	December 31,		June 30,	December 31,
(in $ millions)	Location	2011	2010	Balance Sheet Location	2011	2010

Interest rate swaps	Other current assets	(1)	(3)	Accrued expenses and other current liabilities	(18)	(32)
Interest rate swaps	Other non-current assets	(8)	—	Other non-current liabilities	(4)	(4)
Foreign currency impact of cross currency swaps	Other current assets	22	8
Foreign currency forward contracts	Other current assets	17	10	Accrued expenses and other current liabilities	(1)	(3)
Foreign currency forward contracts	Other non-current assets	40	5	Other non-current liabilities	—	(2)

Total fair value of derivative assets (liabilities)		70	20		(23)	(41)

As of June 30, 2011, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, $203 million of cross currency swaps and $756 million of foreign currency forward contracts.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the period and the impact derivatives not designated as hedges had on income (loss) during that period.

	Amount of Gain (Loss) Recognized					Amount of Gain (Loss)
	in Other Comprehensive Income (Loss)					Recorded into Income (Loss)
	Three Months		Six Months			Three Months		Six Months
	Ended June 30,		Ended June 30,		Location of Gain	Ended June 30,		Ended June 30,
(in $ millions)	2011	2010	2011	2010	(Loss) Recorded in Income (Loss)	2011	2010	2011	2010

Derivatives designated as hedging instruments:
Interest rate swaps	—	(2)	—	(4)	Interest expense, net	(3)	(3)	(5)	(5)
Foreign exchange impact of cross currency swaps	—	(4)	—	(15)	Selling, general and administrative	—	(4)	—	(15)
Foreign exchange forward contracts	—	(10)	—	(18)	Selling, general and administrative	—	(6)	—	(6)
Derivatives not designated as hedging instruments:
Interest rate swaps					Interest expense, net.	(3)	(6)	(11)	(16)
Foreign exchange impact of cross currency swaps					Selling, general and administrative	4	(16)	15	(16)
Foreign exchange forward contracts					Selling, general and administrative	21	(66)	66	(113)

						19	(101)	65	(171)

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $4 million as of June 30, 2011 is included within accumulated other comprehensive income (loss) and is being recorded in income (loss) in the Company’s consolidated condensed statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated condensed

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Financial Instruments (Continued)

statements of operations during the three and six months ended June 30, 2011 was $3 million and $5 million, respectively. The total amount of loss recorded on these contracts in the consolidated condensed statements of operations during the three and six months ended June 30, 2010 was $2 million.

The total amount of loss reclassified into interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges includes amounts for ineffectiveness of less than $1 million for each of the three and six months ended June 30, 2010.

The total amount of loss expected to be reclassified from accumulated other comprehensive income (loss) to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $4 million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	90	122	91	273
Derivative assets (see above)	70	70	20	20
Derivative liabilities (see above)	(23)	(23)	(41)	(41)
Total debt	(3,241)	(2,980)	(3,814)	(3,644)

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

As detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011, the partnership that owns 100% of the Company (the “Partnership”) has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership.

During the six months ended June 30, 2011, the board of directors of the Partnership authorized the grant of 0.8 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, but none of these restricted equity units have been recognized for accounting purposes as being granted.

As of June 30, 2011, there remain 15.1 million restricted equity units authorized for grant under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through December 31, 2012, and 7.1 million restricted equity units authorized for grant

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Equity-Based Compensation (Continued)

under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through December 31, 2013. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

During the six months ended June 30, 2011, the board of directors of the Partnership authorized the grant of a further 0.5 million restricted equity units, which will be recognized as granted for accounting purposes over the period through August 1, 2015. The level of award vesting each year will be dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership. In May 2011, there was an acceleration in the vesting of 1.7 million restricted equity units with a fair value of $0.47 per unit, previously awarded but not granted for accounting purposes, due to the sale of the GTA business.

During the six months ended June 30, 2011, 4.5 million restricted equity units were forfeited based upon performance, and a further 0.4 million restricted equity units were forfeited due to departures, including 0.2 million due to the sale of the GTA business.

The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the Partnership at the time of each grant.

The activity of all the Company’s equity award programs is presented below:

	Class A-2
	Restricted Equity Units
	Number of	Weighted Average
	Shares	Grant Date
	(In millions)	Fair Value

Balance as of January 1, 2011	99.5	$2.20
Grant upon accelerated vesting	1.7	$0.47
Net share settlement	(0.3)	$1.10
Forfeited	(4.9)	$1.12

Balance as of June 30, 2011	96.0	$2.23

The Company recorded non-cash equity compensation expense of $1 million within the gain from disposal of discontinued operations in the Company’s consolidated condensed statements of operations in the three and six months ended June 30, 2011, and $3 million within operating income of continuing operations in the Company’s consolidated condensed statements of operations in the three and six months ended June 30, 2010.

12.	Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12.	Comprehensive Income (Loss) (Continued)

comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax, and were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in $ million)	2011	2010	2011	2010

Net income	306	22	282	1
Other comprehensive income (loss)
Currency translation adjustment, net of tax of $0	(102)	(45)	(72)	(70)
Realization of loss on cash flow hedges, net of tax of $0	3	—	5	—
Unrealized loss on cash flow hedges, net of tax of $0	—	(1)	—	(9)
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	(1)	—	(2)	—
Unrealized gain on equity investment and other, net of tax of $0	1	2	1	6

Comprehensive income (loss)	207	(22)	214	(72)

13.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2011, the Company had approximately $159 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $60 million relates to the twelve months ended June 30, 2012). These purchase obligations extend through 2015.

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

Due to the sale of the GTA business during the six months ended June 30, 2011, the Company now has one reportable segment.

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The Company’s long-term debt is guaranteed by certain wholly-owned subsidiaries incorporated in the US. The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2011 and 2010, consolidating condensed balance sheets as of June 30, 2011 and December 31, 2010, and the consolidating condensed statements of cash flows for the six months ended June 30, 2011 and 2010 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2010 and the consolidating condensed statements of cash flows for the six months ended June 30, 2010 have been re-presented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	231	299	—	530

Costs and expenses
Cost of revenue	—	—	—	142	168	—	310
Selling, general and administrative	5	—	(6)	19	78	—	96
Restructuring charges	—	—	—	1	—	—	1
Depreciation and amortization	—	—	—	49	8	—	57

Total costs and expenses	5	—	(6)	211	254	—	464

Operating (loss) income	(5)	—	6	20	45	—	66
Interest expense, net	—	—	(73)	1	—	—	(72)
Equity in earnings (losses) of subsidiaries	325	(65)	24	—	—	(284)	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	320	(65)	(43)	21	45	(284)	(6)
Provision for income taxes	—	(1)	—	—	(7)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	4	—	—	—	—	4

Net income (loss) from continuing operations	320	(62)	(43)	21	38	(284)	(10)
Income from discontinued operations, net of tax	—	—	—	—	4	—	4
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	306	(62)	(65)	24	387	(284)	306
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	306	(62)	(65)	24	387	(284)	306

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	468	593	—	1,061

Costs and expenses
Cost of revenue	—	—	—	285	342	—	627
Selling, general and administrative	3	—	(3)	35	137	—	172
Restructuring charges	—	—	—	4	—	—	4
Depreciation and amortization	—	—	—	97	16	—	113

Total costs and expenses	3	—	(3)	421	495	—	916

Operating (loss) income	(3)	—	3	47	98	—	145
Interest expense, net	—	—	(147)	(2)	—	—	(149)
Equity in earnings (losses) of subsidiaries	300	(124)	42	—	—	(218)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	297	(124)	(102)	45	98	(218)	(4)
Provision for income taxes	—	(1)	—	(3)	(15)	—	(19)
Equity in losses of investment in Orbitz Worldwide	—	(1)	—	—	—	—	(1)

Net income (loss) from continuing operations	297	(126)	(102)	42	83	(218)	(24)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	283	(126)	(124)	42	425	(218)	282
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	283	(126)	(124)	42	426	(218)	283

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	243	277	—	520

Costs and expenses
Cost of revenue	—	—	—	140	145	—	285
Selling, general and administrative	2	—	5	11	78	—	96
Restructuring charges	—	—	—	3	—	—	3
Depreciation and amortization	—	—	—	47	7	—	54

Total costs and expenses	2	—	5	201	230	—	438

Operating (loss) income	(2)	—	(5)	42	47	—	82
Interest expense, net	—	—	(62)	(1)	—	—	(63)
Equity in earnings (losses) of subsidiaries	24	(28)	39	—	—	(35)	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	22	(28)	(28)	41	47	(35)	19
Provision for income taxes	—	(1)	—	(8)	(5)	—	(14)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net income (loss) from continuing operations	22	(24)	(28)	33	42	(35)	10
Income from discontinued operations, net of tax	—	—	—	6	6	—	12

Net income (loss)	22	(24)	(28)	39	48	(35)	22
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	22	(24)	(28)	39	48	(35)	22

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	494	562	—	1,056

Costs and expenses
Cost of revenue	—	—	—	296	292	—	588
Selling, general and administrative	2	—	8	36	162	—	208
Restructuring charges	—	—	—	4	—	—	4
Depreciation and amortization	—	—	—	87	15	—	102

Total costs and expenses	2	—	8	423	469	—	902

Operating (loss) income	(2)	—	(8)	71	93	—	154
Interest expense, net	—	—	(125)	(4)	—	—	(129)
Equity in earnings (losses) of subsidiaries	3	(71)	62	—	—	6	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	1	(71)	(71)	67	93	6	25
Provision for income taxes	—	(1)	—	(11)	(17)	—	(29)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net income (loss) from continuing operations	1	(70)	(71)	56	76	6	(2)
Income (loss) from discontinued operations, net of tax	—	—	—	6	(3)	—	3

Net income (loss)	1	(70)	(71)	62	73	6	1
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	1	(70)	(71)	62	73	6	1

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of June 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	197	1	90	—	288
Accounts receivable, net	—	—	—	67	138	—	205
Deferred income taxes	—	—	—	—	4	—	4
Other current assets	1	—	60	43	142	—	246

Total current assets	1	—	257	111	374	—	743
Investment in subsidiary/intercompany	(466)	(932)	1,876	—	—	(478)	—
Property and equipment, net	—	—	—	376	81	—	457
Goodwill	—	—	—	980	7	—	987
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	415	309	—	724
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	90	—	—	—	—	90
Non-current deferred income tax	—	—	—	—	4	—	4
Other non-current assets	—	—	58	46	120	—	224

Total assets	(465)	(842)	2,328	2,160	977	(478)	3,680

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	42	61	—	103
Accrued expenses and other current liabilities	3	23	69	8	430	—	533
Current portion of long-term debt	—	—	—	15	—	—	15

Total current liabilities	3	23	69	65	491	—	651
Long-term debt	—	—	3,181	45	—	—	3,226
Deferred income taxes	—	—	—	38	2	—	40
Other non-current liabilities	—	—	10	136	73	—	219

Total liabilities	3	23	3,260	284	566	—	4,136

Total shareholders’ equity/intercompany	(468)	(865)	(932)	1,876	399	(478)	(468)
Equity attributable to non-controlling interest in subsidiaries	—	—		—	12	—	12

Total equity	(468)	(865)	(932)	1,876	411	(478)	(456)

Total liabilities and equity	(465)	(842)	2,328	2,160	977	(478)	3,680

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	36	1	57	—	94
Accounts receivable, net	—	—	—	60	101	—	161
Deferred income taxes	—	—	—	—	4	—	4
Assets of discontinued operations	—	—	—	5	1,061	—	1,066
Other current assets	—	—	36	40	109	—	185

Total current assets	—	—	72	106	1,332	—	1,510
Investment in subsidiary/intercompany	(683)	(1,756)	1,861	—	—	578	—
Property and equipment, net	—	—	—	400	84	—	484
Goodwill	—	—	—	980	6	—	986
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	455	315	—	770
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	91	—	—	—	—	91
Non-current deferred income tax	—	—	—	—	4	—	4
Other non-current assets	—	—	43	47	114	—	204

Total assets	(683)	(1,665)	2,113	2,220	1,937	578	4,500

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	25	—	72
Accrued expenses and other current liabilities	1	41	92	79	261	—	474
Liabilities of discontinued operations	—	—	—	3	552	—	555
Current portion of long-term debt	—	—	10	8	—	—	18

Total current liabilities	1	41	102	137	838	—	1,119
Long-term debt	—	—	3,755	41	—	—	3,796
Deferred income taxes	—	—	—	35	2	—	37
Other non-current liabilities	—	—	12	146	62	—	220

Total liabilities	1	41	3,869	359	902	—	5,172

Total shareholders’ equity/intercompany	(684)	(1,706)	(1,756)	1,861	1,023	578	(684)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(684)	(1,706)	(1,756)	1,861	1,035	578	(672)

Total liabilities and equity	(683)	(1,665)	2,113	2,220	1,937	578	4,500

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	283	(126)	(124)	42	425	(218)	282
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	297	(126)	(102)	42	83	(218)	(24)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	97	16	—	113
Amortization of debt finance costs	—	—	12	—	—	—	12
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	1	—	—	—	—	1
FASA liability	—	—	—	(9)	—	—	(9)
Deferred income taxes	—	—	—	3	—	—	3
Equity in losses (earnings) of subsidiaries	(300)	124	(42)	—	—	218	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(7)	(36)	—	(43)
Other current assets	—	—	—	(3)	(7)	—	(10)
Accounts payable, accrued expenses and other current liabilities	—	18	—	76	(33)	—	61
Other	—	—	—	11	(13)	—	(2)

Net cash (used in) provided by operating activities of continuing operations	(3)	17	(136)	210	10	—	98

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

Investing activities
Property and equipment additions	—	—	—	(29)	(5)	—	(34)
Net proceeds from sale of GTA business	(10)	—	14	—	629	—	633
Other	—	—	—	—	5	—	5
Net intercompany funding	13	(17)	929	(177)	(748)	—	—

Net cash provided by (used in) investing activities	3	(17)	943	(206)	(119)	—	604

Financing activities
Principal repayments	—	—	(658)	(4)	—	—	(662)
Proceeds from settlement of derivative contracts	—	—	12	—	—	—	12

Net cash used in financing activities	—	—	(646)	(4)	—	—	(650)

Effect of change in exchange rates on cash and cash equivalents	—	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	—	—	161	(1)	(114)	—	46
Cash and cash equivalents at beginning of period	—	—	36	2	204	—	242

Cash and cash equivalents at end of period	—	—	197	1	90	—	288
Less: cash of discontinued operations	—	—	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period	—	—	197	1	90	—	288

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	1	(70)	(71)	62	73	6	1
(Income) loss from discontinued operations, net of tax	—	—	—	(6)	3	—	(3)

Net income (loss) from continuing operations	1	(70)	(71)	56	76	6	(2)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	87	15	—	102
Provision for bad debts	—	—	—	(1)	—	—	(1)
Equity-based compensation	—	—	—	3	—	—	3
Amortization of debt finance costs	—	—	8	—	—	—	8
Loss on interest rate derivative instruments	—	—	1	—	—	—	1
Loss on foreign exchange derivative instruments	—	—	2	—	—	—	2
Equity in earnings of investment in Orbitz Worldwide	—	(2)	—	—	—	—	(2)
FASA liability	—	—	—	(9)	—	—	(9)
Deferred income taxes	—	—	—	2	—	—	2
Equity in (earnings) losses of subsidiaries	(3)	71	(62)	—	—	(6)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	12	(40)	—	(28)
Other current assets	—	—	—	1	(4)	—	(3)
Accounts payable, accrued expenses and other current liabilities	—	19	(7)	(4)	34	—	42
Other	—	—	—	4	(13)	—	(9)

Net cash (used in) provided by operating activities of continuing operations	(2)	18	(129)	151	68	—	106

Net cash provided by operating activities of discontinued operations	—	—	—	4	94	—	98

Investing activities
Property and equipment additions	—	—	—	(133)	(3)	—	(136)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Business acquired	—	—	—	(11)	(5)	—	(16)
Loan to parent	(5)	—	—	—	—	—	(5)
Net intercompany funding	7	32	166	(38)	(167)	—	—
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	2	(18)	166	(177)	(175)	—	(202)

Financing activities
Principal repayments	—	—	(106)	(6)	—	—	(112)
Proceeds from new borrowings	—	—	100	—	—	—	100
Payments on settlement of derivative contracts	—	—	(30)	—	—	—	(30)

Net cash used in financing activities	—	—	(36)	(6)	—	—	(42)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents	—	—	1	(28)	(23)	—	(50)
Cash and cash equivalents at beginning of period	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	1	10	156	—	167
Less: cash of discontinued operations	—	—	—	(1)	(115)	—	(116)

Cash and cash equivalents of continuing operations at end of period	—	—	1	9	41	—	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business consists of our global distribution systems (“GDSs”), which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our business operates three systems, Galileo, Apollo and Worldspan, across approximately 160 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDSs provide travel distribution services to approximately 800 active travel suppliers and approximately 67,000 online and offline travel agencies, which in turn serve millions of end consumers globally. In 2010, approximately 170 million tickets were issued through our GDSs, with approximately six billion stored fares normally available at any one time. Our GDSs executed an average of 77 million searches and processed up to 1.8 billion travel-related messages per day in 2010.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(in $ millions, except where indicated)	2011	2010	2011	2010

Travelport KPIs
Net revenue	530	520	1,061	1,056
Operating income	66	82	145	154
Travelport Adjusted EBITDA	136	153	283	295
Segments (in millions)
Americas	45	45	92	92
Europe	21	21	45	45
APAC	15	14	29	28
MEA	10	10	20	21
Total	91	90	186	186

The KPIs used by management to monitor performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation and amortization, interest, income tax, and other costs we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

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

The following table provides a reconciliation of net (loss) income from continuing operations to Travelport Adjusted EBITDA:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(in $ millions)	2011	2010	2011	2010

Net (loss) income from continuing operations	(10)	10	(24)	(2)
Equity in (earnings) losses of investment in Orbitz Worldwide	(4)	(5)	1	(2)
Provision for income taxes	8	14	19	29
Depreciation and amortization	57	54	113	102
Interest expense, net	72	63	149	129

EBITDA	123	136	258	256
Adjustments:
Corporate transaction costs(1)	4	7	7	26
Restructuring charges(2)	1	3	4	4
Equity-based compensation	—	3	—	3
Unrealized losses (gains) on foreign exchange derivatives	1	3	(2)	4
Other(3)	7	1	16	2

Total Adjustments	13	17	25	39

Travelport Adjusted EBITDA	136	153	283	295

(1)	Corporate transaction costs represent costs related to strategic transactions (including the proposed offering of securities in 2010), internal re-organization and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.

(2)	Restructuring charges represent the costs recorded during the periods to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other includes amounts relating to purchase accounting impacts, including deferred revenue adjustments recorded at the time of the acquisition of the Travelport business from Cendant (totaling $1 million for both the three months ended June 30, 2011 and 2010 and $2 million for the six months ended June 30, 2011 and June 30, 2010) and a $4 million write-off of property and equipment for the three and six months ended June 30, 2011. An $8 million adjustment relating to a revenue reserve was booked in the six months ended June 30, 2011 due to an item occurring outside the normal course of operations.

Factors Affecting Results of Operations

Consolidations within the Airline Industry: As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT services business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf, with a termination date of March 1, 2012.

Seasonality: Our businesses experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the first and second calendar quarters of the year, with revenue peaking as travelers plan and purchase in advance their spring and summer travel. Revenue typically declines in the third and fourth quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

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

Restructuring: Historically, we have taken a number of actions to enhance organizational efficiency and consolidate and rationalize existing processes. These actions include, among others, the migration of the Galileo data center, formerly located in Denver, Colorado, into the Worldspan data center, located in Atlanta, Georgia; consolidating certain administrative and support functions of Galileo and Worldspan, including accounting, sales and marketing and human resources functions; and the renegotiation of several material vendor contracts. The most significant impact of these initiatives was the elimination of redundant staff positions and reduced technology costs associated with renegotiated vendor contracts. As a result, our results of operations have been impacted by these actions.

Results of Operations

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

	Three Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Net revenue	530	520	10	2

Costs and expenses
Cost of revenue	310	285	25	9
Selling, general and administrative	96	96	—	—
Restructuring charges	1	3	(2)	(67)
Depreciation and amortization	57	54	3	6

Total costs and expenses	464	438	26	6

Operating income	66	82	(16)	(20)
Interest expense, net	(72)	(63)	(9)	(14)

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(6)	19	(25)	*
Provision for income taxes	(8)	(14)	6	43
Equity in earnings of investment in Orbitz Worldwide	4	5	(1)	(20)

Net (loss) income from continuing operations	(10)	10	(20)	*
Income from discontinued operations, net of tax	4	12	(8)	(67)
Gain from disposal of discontinued operations, net of tax	312	—	312	*

Net income	306	22	284	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Transaction processing revenue	476	470	6	1
Airline IT solutions revenue	54	50	4	8

Net revenue	530	520	10	2

Transaction processing revenue by region is comprised of:

	Three Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Americas	187	189	(2)	(1)
Europe	135	131	4	3
APAC	84	78	6	8
MEA	70	72	(2)	(3)

Transaction processing revenue	476	470	6	1

Net revenue increased by $10 million as a result of a $6 million increase in transaction processing revenue and a $4 million increase in Airline IT solutions revenue. Americas transaction processing revenue decreased by $2 million (1%) due to a 2% decline in the average revenue per segment and a 1% increase in segment volume. Europe transaction processing revenue increased by $4 million (3%) due to a 1% increase in the average revenue per segment and a 2% increase in segment volume. APAC transaction processing revenue increased by $6 million (8%) due to a 4% increase in the average revenue per segment and a 4% increase in segment volume. MEA transaction processing revenue decreased by $2 million (3%) due to a 5% decrease in segment volume offset by a 2% increase in average revenue per segment.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months
	Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Commissions	239	222	17	8
Telecommunication and technology costs	71	63	8	13

Cost of revenue	310	285	25	9

Cost of revenue increased by $25 million (9%) as a result of a $17 million (8%) increase in commissions paid to travel agencies and NDCs and an $8 million (13%) increase in telecommunication and technology costs. The increase in commission costs is primarily due to a 6% increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

SG&A remained flat at $96 million for the three months ended June 30, 2011 and 2010 as we continue to effectively manage our costs.

Restructuring Charges

Restructuring charges decreased by $2 million from $3 million for the three months ended June 30, 2010 to $1 million for the three months ended June 30, 2011. For the three months ended June 30, 2011, restructuring charges primarily related to exiting a lease arrangement in the US as a result of relocation.

Depreciation and Amortization

Depreciation and amortization increased by $3 million (6%) primarily due to depreciation on assets transferred from construction in progress to capitalized software during the three months ended June 30, 2011.

Interest Expense, Net

Interest expense, net, increased by $9 million (14%) due to (i) higher interest rates arising from amendments made to our senior secured credit agreement in the fourth quarter of 2010 and (ii) accelerated amortization of debt finance costs partially offset by a reduction in interest expense resulting from the early repayment of $655 million of term loans in May 2011 following the sale of our GTA business.

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $4 million for the three months ended June 30, 2011 compared to $5 million in the three months ended June 30, 2010. These earnings reflect our 48% ownership interest in Orbitz Worldwide.

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

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Three Months Ended
	June 30,
(in $ millions)	2011	2010

Tax benefit (provision) at US Federal statutory rate of 35%	2	(7)
Taxes on non-US operations at alternative rates	(9)	1
Provision for uncertain tax positions	(1)	(3)
Valuation allowance released	1	—
Non-deductible expenses	(1)	(5)

Provision for income taxes	(8)	(14)

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

	Six Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Net revenue	1,061	1,056	5	—

Costs and expenses
Cost of revenue	627	588	39	7
Selling, general and administrative	172	208	(36)	(17)
Restructuring charges	4	4	—	—
Depreciation and amortization	113	102	11	11

Total costs and expenses	916	902	14	2

Operating income	145	154	(9)	(6)
Interest expense, net	(149)	(129)	(20)	(16)

(Loss) income from continuing operations before income taxes and equity in (losses) earnings of investment in Orbitz Worldwide	(4)	25	(29)	*
Provision for income taxes	(19)	(29)	10	34
Equity in (losses) earnings of investment in Orbitz Worldwide	(1)	2	(3)	*

Net loss from continuing operations	(24)	(2)	(22)	*
(Loss) income from discontinued operations, net of tax	(6)	3	(9)	*
Gain from disposal of discontinued operations, net of tax	312	—	312	*

Net income	282	1	281	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Six Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Transaction processing revenue	955	955	—	—
Airline IT solutions revenue	106	101	5	5

Net revenue	1,061	1,056	5	—

Transaction processing revenue by region is comprised of:

	Six Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Americas	377	380	(3)	(1)
Europe	288	279	9	3
APAC	165	155	10	6
MEA	125	141	(16)	(11)

Transaction processing revenue	955	955	—	—

Net revenue increased by $5 million as a result of a $5 million increase in Airline IT solutions revenue with transaction processing revenue remaining flat. Americas transaction processing revenue decreased by $3 million (1%) due to a 2% decline in the average revenue per segment and a 1% increase in segment volume. Europe transaction processing revenue increased by $9 million (3%) due to a 2% increase in the average revenue per segment and a 1% increase in segment volume. APAC transaction processing revenue increased by $10 million (6%) due to a 3% increase in segment volume and a 3% increase in the average revenue per segment. MEA transaction processing revenue decreased by $16 million (11%) due to a 7% decrease in segment volume, a 1% increase in average revenue per segment and an $8 million adjustment related to revenue reserves booked in the first quarter of 2011.

Cost of Revenue

Cost of revenue is comprised of:

	Six Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$	%

Commissions	487	450	37	8
Telecommunication and technology costs	140	138	2	1

Cost of revenue	627	588	39	7

Cost of revenue increased by $39 million (7%) as a result of a $37 million (8%) increase in commissions paid to travel agencies and NDCs and a $2 million (1%) increase in telecommunication and technology costs. The increase in commission costs is primarily due to a 6% increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

Selling, general and administrative costs decreased $36 million (17%) primarily as a result of a $19 million reduction in corporate transaction costs primarily resulting from a proposed offering of securities in the six months ended June 30, 2010, an $11 million reduction in administrative costs, including salaries and wages, in line with our effective cost management, and a $6 million favorable impact from foreign exchange derivatives.

Restructuring Charges

Restructuring charges remained flat at $4 million for the six months ended June 30, 2011 and 2010. For the six months ended June 30, 2011, these costs related to the strategic initiatives undertaken during the fourth quarter of 2010 to consolidate and rationalize certain of our centralized functions and existing processes. For the six months ended June 30, 2010, restructuring charges primarily related to exiting a lease arrangement in the US as a result of relocation.

Depreciation and Amortization

Depreciation and amortization increased by $11 million (11%) primarily due to increased depreciation following a significant purchase of new software and equipment in March 2010 and increased depreciation on assets transferred from construction in progress to capitalized software during the three months ended June 30, 2011.

Interest Expense, Net

Interest expense, net, increased by $20 million (16%) due to (i) higher interest rates arising from amendments made to our senior secured credit agreement in the fourth quarter of 2010 and (ii) accelerated amortization of debt finance costs partially offset by a reduction in interest expense resulting from the early repayment of $655 million of term loans in May 2011 following the sale of our GTA business.

Equity in (Losses) Earnings of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $(1) million for the six months ended June 30, 2011 compared to earnings of $2 million in the six months ended June 30, 2010. These (losses) earnings reflect our 48% ownership interest in Orbitz Worldwide.

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

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Six Months Ended
	June 30,
(in $ millions)	2011	2010

Tax benefit (provision) at US Federal statutory rate of 35%	1	(9)
Taxes on non-US operations at alternative rates	(16)	(10)
Provision for uncertain tax positions	(2)	(3)
Non-deductible expenses	(2)	(7)

Provision for income taxes	(19)	(29)

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of June 30, 2011, our financing needs were supported by full availability under our $270 million revolving credit facility. We have the ability to add incremental term loan facilities or to increase commitments under the revolving credit facility by an aggregate amount of up to $500 million, of which $150 million was utilized as of June 30, 2011. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result of the cash on our consolidated condensed balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next twelve months. If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to incur additional debt, sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2011 by taking cost reduction measures or reducing capital expenditures from existing levels.

As of June 30, 2011, our leverage ratio was 5.16 compared to the maximum leverage ratio allowable under our senior secured credit agreement of 5.75, and we were in compliance with all financial covenants related to long-term debt. Under the terms of our senior secured credit agreement, the maximum leverage ratio with which we need to comply will decrease from 5.75 at June 30, 2011 to 4.75 by December 31, 2012. With respect to such leverage ratio, based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months.

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

We expect to generate sufficient cash flow from operations to service the debt under the senior secured credit agreement and our bonds prior to the stated maturity of the debt provided there is not otherwise an acceleration of the maturity of the debt. Our ability to meet the maximum leverage ratio can be affected by events beyond our control and, in the longer term, we may not be able to meet that ratio. A breach could result in a default under the credit agreement and our indentures. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under the credit agreement could take action or exercise remedies, including proceeding against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the credit agreement. If the lenders under the credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay the indebtedness outstanding under the credit agreement as well as our unsecured indebtedness, including our notes.

In addition to our substantial level of indebtedness, on March 27, 2007, our direct parent, Travelport Holdings Limited, entered into a credit agreement in connection with a $1.1 billion senior unsecured payment-in-kind term loan (the “Holding Company Credit Agreement”) with Credit Suisse, Cayman Islands branch, as administrative agent, and certain lenders from time to time party thereto, as amended as of December 4, 2008. As of June 30, 2011, approximately $693 million was outstanding under the Holding Company Credit Agreement. The entire amount outstanding under the term loans under the Holding Company Credit Agreement is due on March 27, 2012. Travelport Holdings Limited is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. If Travelport Holdings Limited is unable to repay amounts outstanding under the Holding Company Credit Agreement when they become due, Travelport Holdings Limited’s failure to pay such amounts would not be a default under our senior secured credit agreement or the indentures governing our notes. However, if Travelport Holdings Limited were to restructure or refinance its obligations under the Holding Company Credit Agreement or if its creditors exercised remedies in a manner that results in a change of control under the terms of our senior secured credit agreement or the indentures governing our notes, we would be required to repay all amounts outstanding under our senior secured credit agreement and make an offer to purchase all outstanding notes at 101%, plus accrued interest. We may not have the ability to repay such amounts or make such note purchases which would result in a default under the notes.

Our primary recurring future cash needs will be for working capital, capital expenditures, debt service obligations and mandatory debt repayments. As market conditions warrant, we may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

On May 5, 2011, we completed the sale of our GTA business. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under our Credit Agreement. As a result of these transactions, our net debt has reduced, and we expect a reduction in the cash required to fund interest payments during the remainder of 2011 and beyond. Additionally, the remaining capacity under our synthetic letter of credit facility has increased as a result of the release of letters of credit issued by us on behalf of the GTA business.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratio. Our leverage ratio under our Credit Agreement is computed by dividing the total net debt (as defined under our Credit Agreement) at the balance sheet date by the last twelve months of Travelport Adjusted EBITDA (as defined under our Credit Agreement).

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Six Months Ended
	June 30,
(in $ millions)	2011	2010

Travelport Adjusted EBITDA	283	295
Less:
Interest payments	(151)	(111)
Tax payments	(9)	(15)
Changes in operating working capital	7	(25)
FASA liability payments	(9)	(9)
Other non-cash and adjusting items	(23)	(29)

Net cash provided by operating activities of continuing operations	98	106
Add back interest paid	151	111
Capital expenditures on property and equipment additions of continuing operations	(29)	(133)

Unlevered free cash flow	220	84

Cash flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,		Change
(in $ millions)	2011	2010	$

Cash provided by (used in):
Operating activities of continuing operations	98	106	(8)
Operating activities of discontinued operations	(12)	98	(110)
Investing activities	604	(202)	806
Financing activities	(650)	(42)	(608)
Effects of exchange rate changes	6	(10)	16

Net increase (decrease) in cash and cash equivalents	46	(50)	96

As of June 30, 2011, we had $288 million of cash and cash equivalents, an increase of $46 million compared to December 31, 2010. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Operating activities of continuing operations. For the six months ended June 30, 2011, cash provided by operating activities of continuing operations was $98 million compared to cash provided by operating activities of continuing operations of $106 million for the six months ended June 30, 2010. The decrease of $8 million is due to a $32 million improvement in operating working capital, offset by $40 million of additional interest payments.

Operating activities of discontinued operations.  For the six months ended June 30, 2011, cash used in operating activities of the GTA business was $12 million, compared to cash provided by operating activities of $98 million for the six months ended June 30, 2010. The operating activities of the GTA business for 2011 reflect its activities through May 5, 2011, the date of disposal of the business.

Investing activities. The cash provided by investing activities for the six months ended June 30, 2011 was $604 million. This is primarily due to $633 million cash received from the sale of the GTA business, less $34 million of cash used for capital expenditures. The use of cash in investing activities for the six months ended June 30, 2010 was $202 million due to $136 million of cash outflow for capital expenditures, including amounts related to the software license from IBM, $50 million of additional investment in Orbitz Worldwide and $16 million for business acquisitions. Capital expenditures include $5 million and $3 million for the six months ended June 30, 2011 and 2010, respectively, related to our disposed GTA business.

Financing activities. Cash used in financing activities for the six months ended June 30, 2011 comprised $655 million term loan repayments primarily from sale proceeds of the GTA business, $3 million mandatory term loan repayments and $4 million capital lease payments, offset by $12 million cash received from terminated derivative instruments. The cash used in financing activities for the six months ended June 30, 2010 was $42 million, due to $6 million mandatory term loan repayments, $6 million capital lease payments and $30 million of cash paid for settlement of derivative contracts. Borrowings of $100 million drawn down under the revolving credit facility in the three months ended March 31, 2010 were repaid in the three months ended June 30, 2010.

Debt and Financing Arrangements

The following table summarizes our net debt position as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(in $ millions)	2011	2010	Change

Current portion of long-term debt	15	18	(3)
Long-term debt	3,226	3,796	(570)

Total debt	3,241	3,814	(573)
Less: cash and cash equivalents	(288)	(94)	(194)
Less: cash and cash equivalents of GTA Business	—	(148)	148
Less: cash held as collateral	(137)	(137)	—

Net debt	2,816	3,435	(619)

In May 2011, proceeds from the sale of the GTA business, together with existing cash, were used to make a $655 million early repayment of term loans under our Credit Agreement, consisting of $19 million of euro denominated term loans due August 2013, $135 million of euro denominated term loans due August 2015, $51 million of dollar denominated term loans due August 2013 and $450 million of dollar denominated term loans due August 2015. Due to these early repayments, we are no longer required to repay quarterly installments equal to 1% per annum of the original funded principal amount.

During the six months ended June 30, 2011, we repaid approximately $3 million of our dollar denominated debt as quarterly installments under our Credit Agreement and approximately $4 million under our capital lease obligations.

The principal amount of our euro denominated long-term debt increased by approximately $74 million as a result of foreign exchange fluctuations during the six months ended June 30, 2011. This foreign exchange loss was fully offset by gains on foreign exchange hedge instruments contracted by us.

As of June 30, 2011, we had approximately $10 million of commitments outstanding under our synthetic letter of credit facility and $99 million of commitments outstanding under our cash collateralized letter of credit facility. The commitments under these two facilities included approximately $73 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of June 30, 2011, the cash collateralized letter of credit facility was collateralized by $137 million of restricted cash, providing a letter of credit commitment capacity of $133 million. As of June 30, 2011, there was $3 million of remaining capacity under our synthetic letter of credit facility and $34 million of remaining capacity under our cash collateralized letter of credit facility.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under our Credit Agreement. All obligations under the Credit Agreement, along with our senior notes and senior subordinated notes, are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantor, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

Borrowings under the credit facilities are subject to amortization and prepayment requirements, and the Credit Agreement contains various covenants, including a leverage ratio, events of default and other provisions.

Total net debt per our Credit Agreement is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and the net position of related derivative instrument balances. Travelport Adjusted EBITDA is defined under the Credit Agreement as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses management views as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the six months ended June 30, 2011 and 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and cross currency swaps and foreign currency forward contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the six months ended June 30, 2011, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges, although during the six months ended June 30, 2010, certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $25 million and $(82) million for the three months ended June 30, 2011 and 2010, respectively, and $81 million and $(129) million for the six months ended June 30, 2011 and 2010, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains (losses) on these interest rate derivative financial instruments amounted to $(3) million and $(6) million for the three months ended June 30, 2011 and 2010, respectively and $(11) million and $(16) million for the six months ended June 30, 2011 and 2010, respectively. The fluctuations in the fair values of our derivative financial instruments which have not been designated as hedges for accounting purposes largely offset the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the six months ended June 30, 2010, we recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of June 30, 2011, our interest rate and foreign currency hedges cover transactions for periods that do not exceed three years. As of June 30, 2011, we had a net asset position of $47 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations of continuing operations as of June 30, 2011. The table below does not include future cash payments related to (i) contingent payments that may be made to Avis Budget and/or third parties at a future date; (ii) income tax payments for which the timing is uncertain; or (iii) the various guarantees and indemnities described in the notes to the consolidated condensed financial statements.

	Year Ended June 30,
(in $ millions)	2012	2013	2014	2015	2016	Thereafter	Total

Debt	15	11	176	807	1,767	465	3,241
Interest payments(a)	231	230	225	186	88	32	992
Operating leases(b)	14	12	10	7	4	14	61
Purchase commitments and other(c)	60	46	35	18	—	—	159

Total	320	299	446	1,018	1,859	511	4,453

(a)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of June 30, 2011. As of June 30, 2011, we have $53 million of accrued interest on our consolidated condensed balance sheet that will be paid in the third quarter of 2011. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(b)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(c)	Primarily reflects our agreement with a third party for data center services. Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of June 30, 2011, plan contributions of $6 million are expected to be made during the remainder of 2011. Funding projections beyond 2011 are not practical to estimate and, therefore, no payments have been included in the table above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used June 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended June 30, 2011. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

On April 12, 2011, American Airlines filed suit against the Company and Orbitz Worldwide in the United States District Court for the Northern District of Texas. American Airlines subsequently amended its complaint and added Sabre as a defendant on June 9, 2011. American Airlines is alleging violations of US federal antitrust laws and Texas state law based on the ways in which Travelport operates its GDS and the terms of Travelport’s contracts with suppliers and subscribers, including Orbitz Worldwide. The suit seeks injunctive relief and damages in an unspecified amount. We believe American Airlines’ claims are without merit and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition.

On May 19, 2011, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), which seeks Travelport documents and data in connection with an investigation into whether there have been “horizontal and vertical restraints of trade by global distribution systems.” The investigation is ongoing and Travelport is in the process of complying with the CID and cooperating with the DOJ in its investigation.

Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

In addition, in December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United, with a termination date of March 1, 2012. We expect that United will consolidate the internal reservations systems for United and Continental on the reservations system used by Continental. We expect that such termination will not have an impact on our financial results until 2012, at the earliest, and we expect that United’s integration work will likely require use of the Apollo system until at least some point in 2012. We expect that once United fully transitions off the Apollo system, which would be during the 2012 fiscal year at the earliest, it may adversely affect our results of operations due to the loss of fees resulting from this agreement, unless such revenue can be regained through the sale of other services to United or other carriers. We currently expect this could negatively impact EBITDA by $40 million to $60 million on a full year basis once United has fully transitioned off our system and also assuming United terminates all other services provided by Travelport at that time as well. If the United-Continental reservations system integration is delayed for any reason, including United requesting us to provide additional termination assistance and continuation of service, the financial impact on us may occur later in 2012 or may not occur at all.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011 for a detailed discussion of the risk factors affecting our Company. Other than as set forth above, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

TRAVELPORT LIMITED

Date: August 9, 2011	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: August 9, 2011	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2		Memorandum of Association and By-laws of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
10.1		Twelfth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a/ Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.)
10.2		Thirteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a/ Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.)
10.3		Form of Management Equity Award Agreement (UK EVP).
31.1		Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.