Form 10-Q
period 2011-09-30
Travelport LTD
filed 2011-11-09
CIK 1386355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 9, 2011, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in $ millions)	2011	2010	2011	2010

Net revenue	509	488	1,570	1,544

Costs and expenses
Cost of revenue	313	279	940	867
Selling, general and administrative	89	79	261	287
Restructuring charges	—	—	4	4
Depreciation and amortization	56	55	169	157

Total costs and expenses	458	413	1,374	1,315

Operating income	51	75	196	229
Interest expense, net	(74)	(73)	(223)	(202)

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(23)	2	(27)	27
Provision for income taxes	(8)	(7)	(27)	(36)
Equity in earnings of investment in Orbitz Worldwide	5	8	4	10

Net (loss) income from continuing operations	(26)	3	(50)	1
Income (loss) from discontinued operations, net of tax	—	21	(6)	24
Gain from disposal of discontinued operations, net of tax	—	—	312	—

Net (loss) income	(26)	24	256	25
Net loss attributable to non-controlling interest in subsidiaries	—	1	1	1

Net (loss) income attributable to the Company	(26)	25	257	26

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in $ millions)	2011	2010

Assets
Current assets:
Cash and cash equivalents	90	94
Accounts receivable (net of allowances for doubtful accounts of $31 and $24)	209	161
Deferred income taxes	4	4
Assets of discontinued operations	—	1,066
Other current assets	182	185

Total current assets	485	1,510
Property and equipment, net	441	484
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	702	770
Cash held as collateral	137	137
Investment in Orbitz Worldwide	100	91
Non-current deferred income tax	4	4
Other non-current assets	266	204

Total assets	3,435	4,500

Liabilities and equity
Current liabilities:
Accounts payable	96	72
Accrued expenses and other current liabilities	495	474
Liabilities of discontinued operations	—	555
Current portion of long-term debt	12	18

Total current liabilities	603	1,119
Long-term debt	3,372	3,796
Deferred income taxes	41	37
Other non-current liabilities	199	220

Total liabilities	4,215	5,172

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	714	1,011
Accumulated deficit	(1,429)	(1,686)
Accumulated other comprehensive loss	(79)	(9)

Total shareholders’ equity	(794)	(684)
Equity attributable to non-controlling interest in subsidiaries	14	12

Total equity	(780)	(672)

Total liabilities and equity	3,435	4,500

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in $ millions)	2011	2010

Operating activities of continuing operations
Net income	256	25
Income from discontinued operations (including gain from disposal), net of tax	(306)	(24)

Net (loss) income from continuing operations	(50)	1
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	169	157
Provision for bad debts	1	(1)
Equity-based compensation	—	2
Amortization of debt finance costs	14	19
(Gain) loss on interest rate derivative instruments	(10)	5
Loss (gain) on foreign exchange derivative instruments	5	(3)
Equity in earnings of investment in Orbitz Worldwide	(4)	(10)
Deferred income taxes	3	3
FASA liability	(12)	(14)
Defined benefit pension plan funding	(13)	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(50)	(31)
Other current assets	11	(6)
Accounts payable, accrued expenses and other current liabilities	5	(8)
Other	17	(11)

Net cash provided by operating activities of continuing operations	86	103

Net cash (used in) provided by operating activities of discontinued operations	(12)	151

Investing activities
Property and equipment additions	(55)	(159)
Proceeds from sale of GTA Business, net of cash disposed of $7 million	628	—
Investment in Orbitz Worldwide	—	(50)
Businesses acquired	—	(16)
Loan to a parent company	—	(9)
Loan repaid by a parent company	—	9
Other	5	5

Net cash provided by (used in) investing activities	578	(220)

Financing activities
Principal repayments	(669)	(295)
Proceeds from new borrowings	—	380
Proceeds from settlement of derivative contracts	33	10
Payments on settlement of derivative contracts	—	(74)
Distribution to a parent company	(89)	—
Debt finance costs	(84)	(5)
Other	—	(3)

Net cash (used in) provided by financing activities	(809)	13

Effect of changes in exchange rates on cash and cash equivalents	5	5

Net (decrease) increase in cash and cash equivalents	(152)	52
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	242	217

Cash and cash equivalents at end of period	90	269
Less: cash of discontinued operations	—	(178)

Cash and cash equivalents of continuing operations at end of period	90	91

Supplementary disclosures of cash flow information of continuing operations
Interest payments	240	200
Income tax payments, net	13	22
Non-cash capital distribution to a parent company	208	—
Non-cash capital lease additions	16	28

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

				Accumulated	Non-
		Additional		Other	Controlling
	Common	Paid in	Accumulated	Comprehensive	Interest in	Total
(in $ millions)	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Equity

Balance as of January 1, 2011	—	1,011	(1,686)	(9)	12	(672)
Distribution to a parent company	—	(297)	—	—	—	(297)
Equity-based compensation	—	1	—	—	—	1
Net share settlement for equity-based compensation	—	(1)	—	—	—	(1)
Capital contribution from non-controlling interest shareholders	—	—	—	—	3	3
Comprehensive income (loss)
Net income (loss)	—	—	257	—	(1)	256
Currency translation adjustment, net of tax of $0	—	—	—	(80)	—	(80)
Realization of loss on cash flow hedges, net of tax of $0	—	—	—	7	—	7
Unrealized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(3)	—	(3)
Unrealized gain on equity investments, net of tax $0	—	—	—	6	—	6

Total comprehensive income						186

Balance as of September 30, 2011	—	714	(1,429)	(79)	14	(780)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry. Travelport is comprised of the global distribution system (“GDS”) business that includes the Worldspan and Galileo brands and the Airline IT Solutions business, which hosts mission critical applications and provides business and data analysis solutions for major airlines. The Company also owns approximately 48% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has approximately 3,500 employees and operates in approximately 160 countries. Travelport is a closely held company.

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

The December 31, 2010 balance sheet was derived from audited financial statements but does not include all disclosures required by US GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	Recently Issued Accounting Pronouncements

Amendments to Goodwill Impairment Testing

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to allow the use of a qualitative approach to test goodwill for impairment. There will no longer be a requirement to perform the two step goodwill impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of goodwill is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance.

Amendments to Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity and requires companies to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance also requires items reclassified from OCI to net income to be disclosed in both net income and OCI. This guidance is to be applied on a retrospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance, other than presentation.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Discontinued Operations (Continued)

are classified as discontinued operations on the Company’s consolidated condensed balance sheet for periods presented prior to the sale.

Summarized statements of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

	From January 1,	Three Months	Nine Months
	2011 to	Ended	Ended
	May 5,	September 30,	September 30,
(in $ millions)	2011	2010	2010

Net revenue	76	94	217
Operating expenses	86	65	187

Operating (loss) income before income taxes	(10)	29	30
Benefit from (provision for) income taxes	4	(8)	(6)

(Loss) income from discontinued operations, net of tax	(6)	21	24
Gain from disposal of discontinued operations, net of tax of $0	312	—	—

Total income from discontinued operations, net of tax	306	21	24

Summarized balance sheet data for the discontinued operations of the GTA business, excluding intercompany balances, is as follows:

December 31,
(in $ millions)	2010

Cash and cash equivalents	148
Accounts receivable	187
Other current assets	20

Current assets	355
Goodwill	291
Trademarks and tradenames	99
Other intangible assets, net	279
Other non-current assets	42

Total assets	1,066

Accounts payable	111
Accrued expenses and other current liabilities	335

Current liabilities	446
Deferred income taxes	96
Other non-current liabilities	13

Total liabilities	555

In connection with the sale of the GTA business to Kuoni, the Company has agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated condensed balance sheet as of September 30, 2011.

In connection with the sale of the GTA business, the Company entered into a transitional services agreement (“TSA”) with Kuoni on May 5, 2011 in order to facilitate the orderly transition of certain

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	Discontinued Operations (Continued)

administrative functions. The TSA mainly covers human resources and payroll related services within the United States. The term for most transitional services is less than twelve months and the income and cash flows associated with these activities are not expected to be significant to the future results of operations or cash flows of the Company.

4.	Restructuring Charges

During the fourth quarter of 2010, the Company committed to a strategic initiative to rationalize certain centralized functions. Costs of $11 million have been incurred to September 30, 2011 in relation to this plan. Substantially all of the costs incurred were personnel related, and the plan is expected to be completed during 2011.

The recognition of restructuring charges and the corresponding utilization of accrued balances during the nine months ended September 30, 2011 are summarized as follows:

(in $ millions)

Balance as of January 1, 2011	9
Restructuring charges	4
Cash payments	(11)

Balance as of September 30, 2011	2

The Company expects to incur less than $1 million of restructuring charges for personnel related costs during the remainder of 2011.

5.	Other Current Assets

Other current assets consisted of:

	September 30,	December 31,
(in $ millions)	2011	2010

Upfront inducement payments and supplier deposits	67	73
Sales and use tax receivables	50	47
Prepaid expenses	18	15
Assets held for sale	16	16
Derivative assets	8	15
Other	23	19

	182	185

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	Property and Equipment, Net

Property and equipment, net, consisted of:

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
(in $ millions)	Cost	depreciation	Net	Cost	depreciation	Net

Capitalized software	600	(289)	311	573	(256)	317
Furniture, fixtures and equipment	231	(138)	93	215	(125)	90
Building and leasehold improvements	15	(9)	6	15	(9)	6
Construction in progress	31	—	31	71	—	71

	877	(436)	441	874	(390)	484

The Company recorded depreciation expense of $34 million and $32 million during the three months ended September 30, 2011 and 2010, respectively. The Company recorded depreciation expense of $101 million and $88 million during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had capital lease assets of $56 million and $47 million, respectively, included within furniture, fixtures and equipment. For the nine months ended September 30, 2011 and 2010, the Company invested $66 million and $181 million, respectively, in property and equipment. Construction in progress as of September 30, 2011 and December 31, 2010 includes $1 million and $6 million, respectively, of capitalized interest.

7.	Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of September 30, 2011 and December 31, 2010, the Company’s investment in Orbitz Worldwide was $100 million and $91 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of September 30, 2011 was approximately $106 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in $ millions)	2011	2010	2011	2010

Net revenue	203	194	590	575
Operating expenses	180	167	548	519

Operating income	23	27	42	56
Interest expense, net	(10)	(11)	(30)	(33)

Income before income taxes	13	16	12	23
Income tax provision	(2)	(1)	(3)	(3)

Net income	11	15	9	20

The Company has recorded earnings of $5 million and $4 million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2011, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and nine months ended September 30, 2010, the Company recorded earnings of $8 million and $10 million, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	Orbitz Worldwide (Continued)

Net revenue disclosed above includes approximately $26 million and $85 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2011, respectively. Net revenue disclosed above includes approximately $28 million and $89 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had balances payable to Orbitz Worldwide of approximately $15 million and $16 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

8.	Other Non-Current Assets

Other non-current assets consisted of:

	September 30,	December 31,
(in $ millions)	2011	2010

Development advances	108	113
Deferred financing costs	107	37
Pension asset	20	17
Derivative assets	—	5
Other	31	32

	266	204

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

	September 30,	December 31,
(in $ millions)	2011	2010

Accrued commissions and incentives	241	232
Accrued payroll and related	57	33
Accrued sponsor monitoring fees	37	42
Derivative contracts	33	35
Accrued interest expense	30	61
Income tax payable	25	4
Accrued travel supplier payments, deferred revenue and customer advances	17	17
Other	55	50

	495	474

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Long-Term Debt

Long-term debt consisted of:

		September 30,	December 31,
(in $ millions)	Maturity	2011	2010

Senior secured credit agreement
Term loan facility
Dollar denominated	August 2013	121	172
Euro denominated	August 2013	42	59
Dollar denominated	August 2015	1,067	1,520
Euro denominated	August 2015	288	410
“Tranche S”	August 2015	137	137
Second lien credit agreement
Dollar denominated term loans	December 2016	208	—
Senior notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	217	217
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	187	187
Capital leases		54	49

Total debt		3,384	3,814
Less: current portion		12	18

Long-term debt		3,372	3,796

On September 30, 2011, the Company amended its existing senior secured credit agreement pursuant to the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement, among other things: (i) allows for new second lien term loans secured on a second priority basis as described further below; (ii) adds a minimum liquidity covenant to be effective under certain conditions; (iii) increases the restricted payment capacity; (iv) limits the general basket for investments to $20 million; (v) provides for the payment of a consent fee to various lenders; (vi) requires the Company to purchase and retire up to $20 million of its senior notes under certain conditions for each of the next two years; and (vii) amends the Company’s total leverage ratio test, which is initially set at 8.0 until June 30, 2013, and adds a first lien leverage ratio test, which is initially set at 4.0 until June 30, 2013.

On September 30, 2011, the Company entered into a second lien credit agreement (the “Second Lien Credit Agreement”) which: (i) allows for new term loans in an aggregate principal amount of $342.5 million; (ii) has a maturity date of December 1, 2016; (iii) carries an interest rate equal to LIBOR plus 6%, payable in cash (only when permitted by the terms of the Fourth Amended and Restated Credit Agreement) or payment-in-kind interest on a cumulative quarterly basis; (iv) is guaranteed, on a secured second priority basis, by the same entities that guarantee the obligations under the Fourth Amended and Restated Credit Agreement; (v) has substantially the same covenants and events of default as under the Fourth Amended and Restated Credit Agreement, with certain exceptions; and (vi) may, under certain conditions, be converted into newly issued private-for-life bonds to be governed by an indenture that contains substantially the same covenants, events of default and remedies as the Second Lien Credit Agreement.

On September 30, 2011, the Company issued and distributed $207.5 million of term loans under the Second Lien Credit Agreement to its direct parent company, Travelport Holdings Limited (“Holdings”). On

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Long-Term Debt (Continued)

October 3, 2011, Holdings exchanged its second lien term loans as consideration to purchase $207.6 million of its unsecured payment-in-kind (“PIK”) term loans at par.

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

Additionally, during the nine months ended September 30, 2011, the Company repaid approximately $3 million of its dollar denominated debt as quarterly installments under its senior secured credit agreement and approximately $11 million under its capital lease obligations. Furthermore, during the nine months ended September 30, 2011, the Company entered into $16 million of capital leases for information technology assets.

The principal amount of euro denominated long-term debt increased by approximately $15 million as a result of foreign exchange fluctuations during the nine months ended September 30, 2011. This foreign exchange loss was fully offset by gains on foreign exchange derivative instruments contracted by the Company.

As of September 30, 2011, the Company had a $270 million revolving credit facility with a consortium of banks under its senior secured credit agreement. The Company had no borrowings or letter of credit commitments outstanding under this revolving credit facility as of September 30, 2011. On October 6, 2011, the Company entered into a revolving credit loan modification agreement related to the Fourth Amended and Restated Credit Agreement, pursuant to which its revolving credit facility reduced to $181 million. Furthermore, as a result of this agreement, among other things, (i) the maturity date for $118 million of the revolving credit facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points.

The Company has a $133 million letter of credit facility collateralized by $137 million of restricted cash and a $13 million synthetic letter of credit facility. As of September 30, 2011, the Company had approximately $99 million of commitments outstanding under its cash collateralized letter of credit facility and $10 million of commitments outstanding under its synthetic letter of credit facility. The outstanding commitments under these two facilities included approximately $75 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of September 30, 2011, the Company had $37 million of remaining capacity under its letter of credit facilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	Long-Term Debt (Continued)

Debt Maturities

Aggregate maturities of debt as of September 30, 2011 are as follows:

(in $ millions)

Twelve month period ended:
September 30, 2012	12
September 30, 2013	173
September 30, 2014	794
September 30, 2015(a)	1,497
September 30, 2016	686
Thereafter	222

3,384

(a)	Of the $1,497 million debt maturing in the twelve month period ending September 30, 2015, $1,492 million is subject to a reduction in maturity to May 2014 under certain circumstances.

Debt Issuance Costs

Debt issuance costs are capitalized within other non-current assets on the balance sheet and amortized over the term of the related debt into earnings as part of interest expenses on the consolidated condensed statement of operations. The movement in deferred financing costs is summarized below:

(in $ millions)

Balance as of January 1, 2011	37
Capitalization of debt finance costs	84
Amortization	(14)

Balance as of September 30, 2011	107

In September 2011, the Company also incurred $16 million of debt finance costs which were recorded directly in the consolidated condensed statement of operations in connection with the credit agreement amendments and the second lien debt. Of the total debt finance costs of $100 million incurred in the nine months ended September 30, 2011, $84 million had been paid as of September 30, 2011.

11.	Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of September 30, 2011, the Company had a net liability position of $29 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of September 30, 2011 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. During the nine months ended September 30, 2011, the Company used interest rate and cross currency swaps as the derivative instruments in

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Financial Instruments (Continued)

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

The Company also uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables and forecasted earnings of its foreign subsidiaries. The Company primarily enters into foreign currency forward contracts to manage its foreign currency exposure to the British pound, Euro and Australian dollar. During the nine months ended September 30, 2011, none of the derivative contracts used to manage the Company’s foreign currency exposure was designated as cash flow hedges, although during the nine months ended September 30, 2010, certain contracts were designated as hedges for accounting purposes. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and are categorized as Level 2 — Significant Other Observable Inputs as of September 30, 2011 and December 31, 2010.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Financial Instruments (Continued)

		Fair Value			Fair Value
		Asset (Liability)			Asset (Liability)
		September 30,	December 31,		September 30,	December 31,
(in $ millions)	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010

Interest rate swaps	Other current assets	(2)	(3)	Accrued expenses and other current liabilities	(14)	(32)
Interest rate swaps	Other non-current assets	—	—	Other non-current liabilities	(4)	(4)
Foreign currency impact of cross currency swaps	Other current assets	—	8
Foreign currency forward contracts	Other current assets	10	10	Accrued expenses and other current liabilities	(19)	(3)
Foreign currency forward contracts	Other non-current assets	—	5	Other non-current liabilities	—	(2)

Total fair value of derivative assets (liabilities)		8	20		(37)	(41)

As of September 30, 2011, the Company had an aggregate outstanding notional $1,250 million of interest rate swaps, and $995 million of foreign currency forward contracts. Of these, $1,000 million of interest rate swaps expire in December 2011 and all other derivative contracts cover transactions for periods that do not exceed two years.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the period and the impact derivatives not designated as hedges had on income (loss) during that period.

	Amount of Gain (Loss) Recognized					Amount of Gain (Loss)
	in Other Comprehensive Income (Loss)					Recorded into Income (Loss)
	Three Months		Nine Months		Location of Gain	Three Months		Nine Months
	Ended September 30,		Ended September 30,		(Loss) Recorded in	Ended September 30,		Ended September 30,
(in $ millions)	2011	2010	2011	2010	Income (Loss)	2011	2010	2011	2010

Derivatives designated as hedging instruments:
Interest rate swaps	—	—	—	(4)	Interest expense, net	(2)	(3)	(7)	(8)
Foreign exchange impact of cross currency swaps	—	—	—	(15)	Selling, general and administrative	—	—	—	(15)
Foreign exchange forward contracts	—	8	—	(10)	Selling, general and administrative	—	(5)	—	(11)
Derivatives not designated as hedging instruments:
Interest rate swaps					Interest expense, net	2	(10)	(9)	(26)
Foreign exchange impact of cross currency swaps					Selling, general and administrative	(1)	19	14	3
Foreign exchange forward contracts					Selling, general and administrative	(63)	76	3	(37)

						(64)	77	1	(94)

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $2 million as of September 30, 2011 is included within accumulated other comprehensive income (loss) and is being recorded in income (loss) in the Company’s consolidated condensed statements of operations over the period to December 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated condensed statements of operations during the three and nine months ended September 30, 2011 was $2 million and

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	Financial Instruments (Continued)

$7 million, respectively. The total amount of loss recorded on these contracts in the consolidated condensed statements of operations during the three and nine months ended September 30, 2010 was $4 million and $6 million, respectively.

The total amount of gain (loss) reclassified into interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges includes amounts for ineffectiveness of nil and less than $(1) million for each of the three and nine months ended September 30, 2010.

The total amount of loss expected to be reclassified from accumulated other comprehensive income (loss) to the Company’s consolidated condensed statements of operations within the next 12 months is expected to be $2 million.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(in $ millions)	Amount	Fair Value	Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	100	106	91	273
Derivative assets (see above)	8	8	20	20
Derivative liabilities (see above)	(37)	(37)	(41)	(41)
Total debt	(3,384)	(2,495)	(3,814)	(3,644)

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

12.	Equity-Based Compensation

As detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 31, 2011, the partnership that indirectly owns a majority shareholding in the Company (the “Partnership”) has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership.

During the nine months ended September 30, 2011, the board of directors of the Partnership authorized the grant of 0.8 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, but none of these restricted equity units have been recognized for accounting purposes as being granted.

As of September 30, 2011, there are 15.0 million restricted equity units authorized for grant under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through December 31, 2012, and 7.5 million restricted equity units authorized for grant

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12.	Equity-Based Compensation (Continued)

under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through December 31, 2013. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

During the nine months ended September 30, 2011, the board of directors of the Partnership authorized the grant of a further 0.5 million restricted equity units, which will be recognized as granted for accounting purposes over the period through August 1, 2015. The level of award vesting each year will be dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership. In May 2011, there was an acceleration in the vesting of 1.7 million restricted equity units with a fair value of $0.47 per unit, previously awarded but not granted for accounting purposes, due to the sale of the GTA business. The fair value of the restricted equity units, recognized as grants for accounting purposes, is based on a valuation of the total equity of the Partnership at the time of each grant.

During the nine months ended September 30, 2011, the Company completed net share settlements for 1.8 million restricted equity units. These net share settlements were in connection with taxes incurred on the conversion to Class A-2 units of restricted equity units during 2011, creating taxable income for employees of the Company. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units. The net settlements resulted in a decrease of approximately $1 million to equity on the Company’s consolidated condensed balance sheet as the cash payment of the taxes was effectively a repurchase of previously granted restricted equity units. This decrease to equity was offset by an increase of approximately $1 million to equity due to the compensation expense for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, 5.5 million restricted equity units were forfeited based upon performance and a further 0.5 million restricted equity units were forfeited due to departures, including 0.2 million due to the sale of the GTA business.

The activity of all the Company’s equity award programs is presented below:

	Class A-2
	Restricted Equity Units
	Number of	Weighted Average
	Shares	Grant Date
	(In millions)	Fair Value

Balance as of January 1, 2011	99.5	$2.20
Granted upon accelerated vesting	1.7	$0.47
Net share settlement	(1.8)	$0.83
Forfeited	(6.0)	$1.12

Balance as of September 30, 2011	93.4	$2.27

The Company recorded non-cash equity compensation expense (credit) of nil and $1 million within the gain from disposal of discontinued operations in the Company’s consolidated condensed statements of operations in the three and nine months ended September 30, 2011, respectively, and $(1) million and $2 million within operating income of continuing operations in the Company’s consolidated condensed statements of operations in the three and nine months ended September 30, 2010, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Equity

Description of Capital Stock

The Company has authorized share capital of $12,000 and has issued 12,000 shares, with a par value of $1 per share. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share; (ii) entitled to such dividends as the Board may from time to time declare; (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company; and (iv) generally entitled to enjoy all of the rights attaching to shares.

The Board may, subject to the bye-laws and in accordance with Bermudan legislation, declare a dividend to be paid to the shareholders, in proportion to the number of shares held by them. Such dividend may be paid in cash and/or in kind. No unpaid dividend bears interest.

The Board may elect any date as the record date for determining the shareholders entitled to receive any dividend. The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.

Shareholders’ Agreement

In connection with a restructuring (the “Restructuring”) with respect to the Company’s direct parent holding company, Holdings, senior unsecured PIK term loans, on October 3, 2011, the Company and its direct and indirect parent companies entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with the PIK term loan lenders (the “New Shareholders”). Pursuant to the Shareholders’ Agreement, as partial consideration for the Restructuring, the New Shareholders received, among other things, their pro rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide Limited (“Worldwide”), the direct parent of Holdings.

Subject to certain conditions, additional equity securities may be issued to the New Shareholders, which would bring the total equity held by the New Shareholders to 44% of Worldwide.

The Shareholders’ Agreement, among other things: (i) allows the New Shareholders to appoint two directors to the Company’s board of directors as well as the boards of directors of Holdings and Worldwide, subject to certain conditions; (ii) restricts the Company’s ability to enter into certain affiliate transactions, authorize or issue new equity securities and amend the Company’s organizational documents without the consent of the New Shareholders; and (iii) allows holders of 2% or more of the outstanding equity of Worldwide to obtain additional information about the Company and certain of its parent companies.

Distributions to Parent

On September 30, 2011, the Company made distributions to Holdings of $297 million, comprising $89 million of cash and $208 million of second lien term loans.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net (loss) income. Other

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13.	Equity (Continued)

comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax, and were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in $ million)	2011	2010	2011	2010

Net (loss) income	(26)	24	256	25
Other comprehensive income (loss)
Currency translation adjustments, net of tax of $0	(8)	54	(80)	(16)
Cash flow hedge adjustments, net of tax of $0	2	14	7	5
Unrealized actuarial losses on defined benefit plans, net of tax of $0	(1)	—	(3)	—
Unrealized gains on equity investments and other, net of tax of $0	5	1	6	7

Comprehensive (loss) income	(28)	93	186	21

14.	Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2011, the Company had approximately $128 million of outstanding purchase commitments, primarily relating to service contracts for information technology (of which $53 million relates to the twelve months ended September 30, 2012). These purchase obligations extend through 2015.

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

The Company is currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. The Company believes American Airlines’ claims are without merit and, while no assurance can be provided, the Company does not believe the outcome of these disputes will have a material adverse effect on its results of operations or liquidity condition.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14.	Commitments and Contingencies (Continued)

Other Commitments

As part of the Restructuring, subject to a declaratory judgment ruling, the Company intends to invest $135 million of the second lien term loans into a newly-created unrestricted subsidiary, which will then issue a guarantee for $135 million of Holdings’ PIK term loans due September 30, 2012. The guarantee will be secured by the $135 million of second lien term loans. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

Standard Guarantees/Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against the Company under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

15.	Segment Information

Due to the sale of the GTA business during the nine months ended September 30, 2011, the Company now has one reportable segment.

16.	Subsequent Events

On October 3, 2011, the Company’s direct parent, Holdings, exchanged its second lien term loan as consideration to purchase its senior unsecured PIK term loans in connection with the Restructuring.

On October 3, 2011, the Company and its direct and indirect parent companies entered into the Shareholders’ Agreement with the New Shareholders. Pursuant to the Shareholders’ Agreement, as partial consideration for the Restructuring, the New Shareholders received their pro rata share of 40% of the fully diluted issued and outstanding equity of Worldwide, the direct parent of Holdings. See Note 13 — Equity — Shareholders’ Agreement for additional information.

On October 6, 2011, the Company entered into a revolving credit loan modification agreement related to the Fourth Amended and Restated Credit Agreement, pursuant to which its revolving credit facility reduced

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

16.	Subsequent Events (Continued)

from $270 million to $181 million and the maturity date for $118 million of the revolving credit facility was extended to August 23, 2013. See Note 10 — Long-Term Debt for additional information.

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The Company’s long-term debt is guaranteed by certain wholly-owned subsidiaries incorporated in the US. The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2011 and 2010, consolidating condensed balance sheets as of September 30, 2011 and December 31, 2010, and the consolidating condensed statements of cash flows for the nine months ended September 30, 2011 and 2010 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2010 and the consolidating condensed statements of cash flows for the nine months ended September 30, 2010 have been re-presented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	227	282	—	509

Costs and expenses
Cost of revenue	—	—	—	137	176	—	313
Selling, general and administrative	1	—	8	8	72	—	89
Depreciation and amortization	—	—	—	48	8	—	56

Total costs and expenses	1	—	8	193	256	—	458

Operating (loss) income	(1)	—	(8)	34	26	—	51
Interest expense, net	(1)	—	(71)	(2)	—	—	(74)
Equity in (losses) earnings of subsidiaries	(24)	(50)	29	—	—	45	—

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(26)	(50)	(50)	32	26	45	(23)
Provision for income taxes	—	—	—	(3)	(5)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net (loss) income from continuing operations	(26)	(45)	(50)	29	21	45	(26)
Income from discontinued operations, net of tax	—	—	—	—	—	—	—

Net (loss) income	(26)	(45)	(50)	29	21	45	(26)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(26)	(45)	(50)	29	21	45	(26)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	695	875	—	1,570

Costs and expenses
Cost of revenue	—	—	—	422	518	—	940
Selling, general and administrative	4	—	5	43	209	—	261
Restructuring charges	—	—	—	4	—	—	4
Depreciation and amortization	—	—	—	145	24	—	169

Total costs and expenses	4	—	5	614	751	—	1,374

Operating (loss) income	(4)	—	(5)	81	124	—	196
Interest expense, net	(1)	—	(218)	(4)	—	—	(223)
Equity in earnings (losses) of subsidiaries	276	(174)	71	—	—	(173)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	271	(174)	(152)	77	124	(173)	(27)
Provision for income taxes	—	(1)	—	(6)	(20)	—	(27)
Equity in earnings of investment in Orbitz Worldwide	—	4	—	—	—	—	4

Net income (loss) from continuing operations	271	(171)	(152)	71	104	(173)	(50)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	257	(171)	(174)	71	446	(173)	256
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	257	(171)	(174)	71	447	(173)	257

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	232	256	—	488

Costs and expenses
Cost of revenue	—	—	—	121	158	—	279
Selling, general and administrative	4	—	(2)	60	17	—	79
Depreciation and amortization	—	—	—	45	10	—	55

Total costs and expenses	4	—	(2)	226	185	—	413

Operating (loss) income	(4)	—	2	6	71	—	75
Interest expense, net	—	—	(71)	(2)	—	—	(73)
Equity in earnings (losses) of subsidiaries	29	(62)	7	—	—	26	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	25	(62)	(62)	4	71	26	2
Provision for income taxes	—	—	—	(1)	(6)	—	(7)
Equity in earnings of investment in Orbitz Worldwide	—	8	—	—	—	—	8

Net income (loss) from continuing operations	25	(54)	(62)	3	65	26	3
Income from discontinued operations, net of tax	—	—	—	4	17	—	21

Net income (loss)	25	(54)	(62)	7	82	26	24
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	25	(54)	(62)	7	83	26	25

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenue	—	—	—	726	818	—	1,544

Costs and expenses
Cost of revenue	—	—	—	417	450	—	867
Selling, general and administrative	6	—	6	96	179	—	287
Restructuring charges	—	—	—	4	—	—	4
Depreciation and amortization	—	—	—	132	25	—	157

Total costs and expenses	6	—	6	649	654	—	1,315

Operating (loss) income	(6)	—	(6)	77	164	—	229
Interest expense, net	—	—	(196)	(6)	—	—	(202)
Equity in earnings (losses) of subsidiaries	32	(133)	69	—	—	32	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	26	(133)	(133)	71	164	32	27
Provision for income taxes	—	(1)	—	(12)	(23)	—	(36)
Equity in earnings of investment in Orbitz Worldwide	—	10	—	—	—	—	10

Net income (loss) from continuing operations	26	(124)	(133)	59	141	32	1
Income from discontinued operations, net of tax	—	—	—	10	14	—	24

Net income (loss)	26	(124)	(133)	69	155	32	25
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	26	(124)	(133)	69	156	32	26

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of September 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	1	—	47	1	41	—	90
Accounts receivable, net	—	—	—	76	133	—	209
Deferred income taxes	—	—	—	—	4	—	4
Other current assets	—	—	25	37	120	—	182

Total current assets	1	—	72	114	298	—	485
Investment in subsidiary/intercompany	(793)	(1,266)	1,837	—	—	222	—
Property and equipment, net	—	—	—	368	73	—	441
Goodwill	—	—	—	980	6	—	986
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	396	306	—	702
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	100	—	—	—	—	100
Non-current deferred income tax	—	—	—	—	4	—	4
Other non-current assets	—	—	108	45	113	—	266

Total assets	(792)	(1,166)	2,154	2,135	882	222	3,435

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	44	52	—	96
Accrued expenses and other current liabilities	2	23	81	41	348	—	495
Current portion of long-term debt	—	—	—	12	—	—	12

Total current liabilities	2	23	81	97	400	—	603
Long-term debt	—	—	3,330	42	—	—	3,372
Deferred income taxes	—	—	—	38	3	—	41
Other non-current liabilities	—	—	9	121	69	—	199

Total liabilities	2	23	3,420	298	472	—	4,215

Total shareholders’ equity/intercompany	(794)	(1,189)	(1,266)	1,837	396	222	(794)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	14	—	14

Total equity	(794)	(1,189)	(1,266)	1,837	410	222	(780)

Total liabilities and equity	(792)	(1,166)	2,154	2,135	882	222	3,435

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED BALANCE SHEETS
As of December 31, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	36	1	57	—	94
Accounts receivable, net	—	—	—	60	101	—	161
Deferred income taxes	—	—	—	—	4	—	4
Assets of discontinued operations	—	—	—	5	1,061	—	1,066
Other current assets	—	—	36	40	109	—	185

Total current assets	—	—	72	106	1,332	—	1,510
Investment in subsidiary/intercompany	(683)	(1,756)	1,861	—	—	578	—
Property and equipment, net	—	—	—	400	84	—	484
Goodwill	—	—	—	980	6	—	986
Trademarks and tradenames	—	—	—	232	82	—	314
Other intangible assets, net	—	—	—	455	315	—	770
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	91	—	—	—	—	91
Non-current deferred income tax	—	—	—	—	4	—	4
Other non-current assets	—	—	43	47	114	—	204

Total assets	(683)	(1,665)	2,113	2,220	1,937	578	4,500

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	25	—	72
Accrued expenses and other current liabilities	1	41	92	79	261	—	474
Liabilities of discontinued operations	—	—	—	3	552	—	555
Current portion of long-term debt	—	—	10	8	—	—	18

Total current liabilities	1	41	102	137	838	—	1,119
Long-term debt	—	—	3,755	41	—	—	3,796
Deferred income taxes	—	—	—	35	2	—	37
Other non-current liabilities	—	—	12	146	62	—	220

Total liabilities	1	41	3,869	359	902	—	5,172

Total shareholders’ equity/intercompany	(684)	(1,706)	(1,756)	1,861	1,023	578	(684)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(684)	(1,706)	(1,756)	1,861	1,035	578	(672)

Total liabilities and equity	(683)	(1,665)	2,113	2,220	1,937	578	4,500

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	257	(171)	(174)	71	446	(173)	256
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	271	(171)	(152)	71	104	(173)	(50)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	145	24	—	169
Provision for bad debts	—	—	—	1	—	—	1
Amortization of debt finance costs	—	—	14	—	—	—	14
Gain on interest rate derivative instruments	—	—	(10)	—	—	—	(10)
Loss on foreign exchange derivative instruments	—	—	5	—	—	—	5
Equity in earnings of investment in Orbitz Worldwide	—	(4)	—	—	—	—	(4)
Deferred income taxes	—	—	—	3	—	—	3
Equity in (earnings) losses of subsidiaries	(276)	174	(71)	—	—	173	—
FASA liability	—	—	—	(12)	—	—	(12)
Defined benefit pension plan funding	—	—	—	(13)	—	—	(13)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(16)	(34)	—	(50)
Other current assets	—	—	—	3	8	—	11
Accounts payable, accrued expenses and other current liabilities	—	18	—	41	(54)	—	5
Other	—	—	—	40	(23)	—	17

Net cash (used in) provided by operating activities of continuing operations	(5)	17	(214)	263	25	—	86

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

Investing activities
Property and equipment additions	—	—	—	(55)	—	—	(55)
Net proceeds from sale of GTA business	(10)	—	14	—	624	—	628
Other	—	—	—	—	5	—	5
Net intercompany funding	105	(17)	920	(197)	(811)	—	—

Net cash provided by (used in) investing activities	95	(17)	934	(252)	(182)	—	578

Financing activities
Principal repayments	—	—	(658)	(11)	—	—	(669)
Proceeds from settlement of derivative contracts	—	—	33	—	—	—	33
Distribution to a parent company	(89)	—	—	—	—	—	(89)
Debt finance costs	—	—	(84)	—	—	—	(84)

Net cash used in financing activities	(89)	—	(709)	(11)	—	—	(809)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	1	—	11	(1)	(163)	—	(152)
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	—	—	36	2	204	—	242

Cash and cash equivalents of continuing operations at end of period	1	—	47	1	41	—	90

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

17.	Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED
CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010

		Intermediate
	Parent	Parent		Guarantor	Non-Guarantor		Travelport
(in $ millions)	Guarantor	Guarantor	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	26	(124)	(133)	69	155	32	25
Income from discontinued operations (including gain from disposal), net of tax	—	—	—	(10)	(14)	—	(24)

Net income (loss) from continuing operations	26	(124)	(133)	59	141	32	1
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	132	25	—	157
Provision for bad debts	—	—	—	(1)	—	—	(1)
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	19	—	—	—	19
Loss on interest rate derivative instruments	—	—	5	—	—	—	5
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in earnings of investment in Orbitz Worldwide	—	(10)	—	—	—	—	(10)
Deferred income taxes	—	—	—	3	—	—	3
Equity in (earnings) losses of subsidiaries	(32)	133	(69)	—	—	(32)	—
FASA liability	—	—	—	(14)	—	—	(14)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	12	(43)	—	(31)
Other current assets	—	—	—	1	(7)	—	(6)
Accounts payable, accrued expenses and other current liabilities	—	15	(25)	41	(39)	—	(8)
Other	—	—	13	17	(41)	—	(11)

Net cash (used in) provided by operating activities of continuing operations	(4)	14	(193)	250	36	—	103

Net cash (used in) provided by operating activities of discontinued operations	—	—	—	(29)	180	—	151

Investing activities
Property and equipment additions	—	—	—	(154)	(5)	—	(159)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	(11)	(5)	—	(16)
Loan to a parent company	—	—	—	(9)	—	—	(9)
Loan repaid a by parent company	—	—	—	9	—	—	9
Other	—	—	—	5	—	—	5
Net intercompany funding	4	36	220	(87)	(173)	—	—

Net cash provided by (used in) investing activities	4	(14)	220	(247)	(183)	—	(220)

Financing activities
Principal repayments	—	—	(287)	(8)	—	—	(295)
Proceeds from new borrowings	—	—	380	—	—	—	380
Proceeds from settlement of derivative contracts	—	—	10	—	—	—	10
Proceeds on settlement of derivative contracts	—	—	(74)	—	—	—	(74)
Debt finance costs	—	—	(5)	—	—	—	(5)
Other	—	—	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	—	—	24	(11)	—	—	13

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	51	(37)	38	—	52
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	—	—	—	38	179	—	217

Cash and cash equivalents at end of period	—	—	51	1	217	—	269
Less: cash of discontinued operations	—	—	—	(1)	(177)	—	(178)

Cash and cash equivalents of continuing operations at end of period	—	—	51	—	40	—	91

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions, except segment data)	2011	2010	2011	2010

Travelport KPIs
Net revenue	509	488	1,570	1,544
Operating income	51	75	196	229
Travelport Adjusted EBITDA	118	135	401	430
Segments (in millions)
Americas	45	44	137	135
Europe	21	20	66	65
APAC	14	13	43	42
MEA	9	9	29	30
Total	89	86	275	272

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

We define Travelport Adjusted EBITDA as income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, income taxes, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

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

The following table provides a reconciliation of net (loss) income from continuing operations to Travelport Adjusted EBITDA:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(in $ millions)	2011	2010	2011	2010

Net (loss) income from continuing operations	(26)	3	(50)	1
Equity in earnings of investment in Orbitz Worldwide	(5)	(8)	(4)	(10)
Provision for income taxes	8	7	27	36
Depreciation and amortization	56	55	169	157
Interest expense, net	74	73	223	202

EBITDA	107	130	365	386
Adjustments:
Corporate transaction costs(1)	2	6	9	32
Restructuring charges(2)	—	—	4	4
Equity-based compensation	—	(1)	—	2
Unrealized losses (gains) on foreign exchange derivatives	6	(3)	4	1
Other(3)	3	3	19	5

Total Adjustments	11	5	36	44

Travelport Adjusted EBITDA	118	135	401	430

(1)	Corporate transaction costs represent costs related to strategic transactions (including the proposed offering of securities in 2010), internal re-organization and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other includes amounts relating to purchase accounting impacts, including deferred revenue adjustments recorded at the time of the acquisition of the Travelport business from Cendant (totaling less than $1 million and $1 million for the three months ended September 30, 2011 and 2010, respectively, and $2 million and $3 million for the nine months ended September 30, 2011 and September 30, 2010, respectively) and a $4 million write-off of property and equipment for the nine months ended September 30, 2011. An $8 million adjustment relating to a revenue reserve was booked in the nine months ended September 30, 2011 due to an item occurring outside the normal course of operations.

Factors Affecting Results of Operations

Consolidations within the Airline Industry: As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf, with a termination date of March 1, 2012.

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

Foreign Exchange Movements: We transact business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

Results of Operations

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

	Three Months Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Net revenue	509	488	21	4

Costs and expenses
Cost of revenue	313	279	34	12
Selling, general and administrative	89	79	10	13
Depreciation and amortization	56	55	1	2

Total costs and expenses	458	413	45	11

Operating income	51	75	(24)	(32)
Interest expense, net	(74)	(73)	(1)	(1)

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(23)	2	(25)	*
Provision for income taxes	(8)	(7)	(1)	(14)
Equity in earnings of investment in Orbitz Worldwide	5	8	(3)	(38)

Net (loss) income from continuing operations	(26)	3	(29)	*
Income from discontinued operations, net of tax	—	21	(21)	*

Net (loss) income	(26)	24	(50)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Transaction processing revenue	456	440	16	4
Airline IT solutions revenue	53	48	5	10

Net revenue	509	488	21	4

Transaction processing revenue by region is comprised of:

	Three Months Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Americas	182	178	4	2
Europe	129	126	3	2
APAC	80	75	5	7
MEA	65	61	4	7

Transaction processing revenue	456	440	16	4

Net revenue increased by $21 million (4%) as a result of a $16 million (4%) increase in transaction processing revenue and a $5 million (10%) increase in Airline IT solutions revenue. Americas transaction processing revenue increased by $4 million (2%) due to a 3% increase in segment volume and a 1% decrease in average revenue per segment. Europe transaction processing revenue increased by $3 million (2%) due to a 1% increase in the average revenue per segment and a 1% increase in segment volume. APAC transaction processing revenue increased by $5 million (7%) due to a 1% increase in the average revenue per segment and a 6% increase in segment volume. MEA transaction processing revenue increased by $4 million (7%) due to a 4% increase in segment volumes and a 3% increase in average revenue per segment.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Commissions	237	213	24	11
Telecommunication and technology costs	76	66	10	15

Cost of revenue	313	279	34	12

Cost of revenue increased by $34 million (12%) as a result of a $24 million (11%) increase in commissions paid to travel agencies and NDCs and a $10 million (15%) increase in telecommunication and technology costs. The increase in commission costs is due to the 3% growth in segment volume and an increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

SG&A increased by $10 million (13%) to $89 million as a result of $9 million incremental salaries and wages due to the re-introduction of the management incentive plan and $9 million increase in costs as a result of unrealized losses on foreign exchange derivatives. These costs were partially offset by a $4 million reduction in corporate transaction costs and $4 million favorable impact from lower effective exchange rates for our costs incurred in foreign currency.

Depreciation and Amortization

Depreciation and amortization increased by $1 million (2%) due to incremental depreciation on property and equipment additions.

Interest Expense, Net

Interest expense, net, increased by $1 million (1%) due to (i) higher interest rates arising from amendments made to our senior secured credit agreement in the fourth quarter of 2010; (ii) a reduction in interest expense resulting from the early repayment of $655 million of term loans in May 2011 following the sale of our GTA business; (iii) changes in the fair value of interest rate derivative instruments; and (iv) an increase in debt issuance costs due to the debt restructuring in September 2011.

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $5 million for the three months ended September 30, 2011 compared to $8 million in the three months ended September 30, 2010. These earnings reflect our 48% ownership interest in Orbitz Worldwide.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the historical losses with a release of a portion of the valuation allowance in 2010 and 2011 in that jurisdiction; and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Three Months Ended
	September 30,
(in $ millions)	2011	2010

Tax benefit (provision) at US Federal statutory rate of 35%	8	(1)
Taxes on non-US operations at alternative rates	(17)	(11)
Provision for uncertain tax positions	—	4
Valuation allowance released	2	5
Non-deductible expenses	(1)	(5)
Other	—	1

Provision for income taxes	(8)	(7)

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Net revenue	1,570	1,544	26	2

Costs and expenses
Cost of revenue	940	867	73	8
Selling, general and administrative	261	287	(26)	(9)
Restructuring charges	4	4	—	—
Depreciation and amortization	169	157	12	8

Total costs and expenses	1,374	1,315	59	4

Operating income	196	229	(33)	(14)
Interest expense, net	(223)	(202)	(21)	(10)

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(27)	27	(54)	*
Provision for income taxes	(27)	(36)	9	25
Equity in earnings of investment in Orbitz Worldwide	4	10	(6)	(60)

Net (loss) income from continuing operations	(50)	1	(51)	*
(Loss) income from discontinued operations, net of tax	(6)	24	(30)	*
Gain from disposal of discontinued operations, net of tax	312	—	312	*

Net income	256	25	231	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Transaction processing revenue	1,411	1,395	16	1
Airline IT solutions revenue	159	149	10	7

Net revenue	1,570	1,544	26	2

Transaction processing revenue by region is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Americas	559	558	1	—
Europe	417	405	12	3
APAC	245	230	15	7
MEA	190	202	(12)	(6)

Transaction processing revenue	1,411	1,395	16	1

Net revenue increased by $26 million (2%) as a result of a $16 million (1%) increase in transaction processing revenue and a $10 million (7%) increase in Airline IT solutions revenue. Americas transaction processing revenue increased by $1 million due to a 2% decline in the average revenue per segment offset by a 2% increase in segment volume. Europe transaction processing revenue increased by $12 million (3%) due to a 2% increase in the average revenue per segment and a 1% increase in segment volume. APAC transaction processing revenue increased by $15 million (7%), due to a 4% increase in segment volume and a 3% increase in the average revenue per segment. MEA transaction processing revenue decreased by $12 million (6%), due to a 3% decrease in segment volume, a 1% increase in average revenue per segment and an $8 million adjustment related to revenue reserves booked in the first quarter of 2011.

Cost of Revenue

Cost of revenue is comprised of:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$	%

Commissions	724	663	61	9
Telecommunication and technology costs	216	204	12	6

Cost of revenue	940	867	73	8

Cost of revenue increased by $73 million (8%) as a result of a $61 million (9%) increase in commissions paid to travel agencies and NDCs and a $12 million (6%) increase in telecommunication and technology costs. The increase in commission costs is primarily due to an increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

SG&A costs decreased by $26 million (9%) including a $23 million reduction in corporate transaction costs incurred in relation to a proposed offering of securities in 2010. SG&A costs for 2011 include approximately $29 million of incremental salaries and wages, primarily due to the re-introduction of the management incentive plan, however these costs were offset by lower effective exchange rates for our costs incurred in foreign currency and the favorable impact of effective cost management.

Restructuring Charges

Restructuring charges remained flat at $4 million for the nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011, these costs relate to the strategic initiatives undertaken during the fourth quarter of 2010 to consolidate and rationalize certain of our centralized functions and existing processes. For the nine months ended September 30, 2010, restructuring charges primarily relate to exiting a lease arrangement in the US as a result of relocation.

Depreciation and Amortization

Depreciation and amortization increased by $12 million (8%) primarily due to increased depreciation following a significant purchase of new software and equipment in March 2010 and increased depreciation on fixed assets additions.

Interest Expense, Net

Interest expense, net, increased by $21 million (10%) due to (i) higher interest rates, arising from amendments made to our senior secured credit agreement in the fourth quarter of 2010; (ii) accelerated amortization of debt finance costs partially offset by a reduction in interest expense, resulting from the early repayment of $655 million of term loans in May 2011 following the sale of our GTA business; (iii) changes in the fair value of interest rate derivative instruments; and (iv) an increase in debt issuance costs due to the debt restructuring in September 2011.

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $4 million for the nine months ended September 30, 2011 compared to earnings of $10 million in the nine months ended September 30, 2010. These earnings reflect our 48% ownership interest in Orbitz Worldwide.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the historical losses with a release of a portion of the valuation allowance in 2010 and 2011 in that jurisdiction; and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US tax rate of 35% is as follows:

	Nine Months
	Ended
	September 30,
(in $ millions)	2011	2010

Tax benefit (provision) at US Federal statutory rate of 35%	9	(9)
Taxes on non-US operations at alternative rates	(33)	(22)
Provision for uncertain tax positions	(2)	1
Valuation allowance released	2	5
Non-deductible expenses	(3)	(9)
Other	—	(2)

Provision for income taxes	(27)	(36)

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of September 30, 2011, our financing needs were supported by full availability under our $270 million revolving credit facility. On October 6, 2011, we entered into a revolving credit loan modification agreement related to the Fourth Amended and Restated Credit Agreement, pursuant to which the availability under our revolving credit facility reduced to $181 million. Furthermore, as a result of this agreement, among other things, (i) the maturity date for $118 million of the facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all for these incremental term loan facilities.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. As a result our cash and cash equivalents at period end, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next twelve months. If our cash flows from operations are less than we expect or we require funds to consummate acquisitions of other businesses, assets, products or technologies, we may need to sell or monetize certain existing assets or utilize our cash or cash equivalents. Alternatively, we may be able to offset any potential shortfall in cash flows from operations in 2011 by taking cost reduction measures or reducing capital expenditures from existing levels.

On September 30, 2011, we amended our existing senior secured credit agreement pursuant to the Fourth Amended and Restated Credit Agreement (further discussed below under Debt and Financing Arrangements), which among other things, (i) amended our total leverage ratio test; (ii) added a first lien leverage ratio test; and (iii) established a minimum liquidity covenant, requiring us to maintain a minimum cash balance of $75 million at the end of every fiscal quarter. As of September 30, 2011, our total leverage ratio was 6.86 compared to the maximum leverage ratio allowable of 8.0; our first lien leverage ratio was 3.60 compared to the maximum first lien leverage ratio allowable of 4.0; our cash balance was $90 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our Fourth Amended and Restated Credit Agreement, the maximum total leverage ratio with which we need to comply will remain at 8.0 until June 30, 2013, and the first lien leverage ratio with which we need to comply will remain at 4.0 until June 30, 2013. With respect to such leverage ratios and based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the Fourth Amended and Restated Credit Agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated significant adverse variance compared to the financial forecast, we have the opportunity to take certain mitigating actions, such as reducing or deferring certain discretionary expenditures or selling assets.

The Fourth Amended and Restated Credit Agreement was entered into in connection with the successful completion of the restructuring (“the “Restructuring”) of our direct parent holding company’s, Travelport Holdings Limited (“Holdings”), senior unsecured PIK term loans. On October 3, 2011, Holdings exchanged its second lien term loans as consideration to purchase $207.6 million of its unsecured PIK term loans at par. We also distributed $89.5 million in cash to Holdings as part of the Restructuring, of which $85 million was used to repurchase Holdings unsecured PIK term loans with the remainder used to pay financing fees. In addition, as part of the Restructuring, the maturity date on the remaining outstanding PIK terms loans of Holdings was extended from March 2012 to December 2016.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our Fourth Amended and Restated Credit Agreement is computed by dividing the total debt (as defined under our Fourth Amended and Restated Credit Agreement) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our first lien leverage ratio under the Fourth Amended and Restated Credit Agreement is computed by dividing the total first lien loans (as defined under our Fourth Amended and Restated Credit Agreement) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Nine Months
	Ended
	September 30,
(in $ millions)	2011	2010

Travelport Adjusted EBITDA	401	430
Less:
Interest payments	(240)	(200)
Tax payments	(13)	(22)
Changes in operating working capital	(9)	(55)
FASA liability payments	(12)	(14)
Defined benefit pension plan funding	(13)	—
Other non-operating and adjusting items	(28)	(36)

Net cash provided by operating activities of continuing operations	86	103
Add back interest paid	240	200
Capital expenditures on property and equipment additions of continuing operations	(50)	(153)

Unlevered free cash flow	276	150

Cash Flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010:

	Nine Months
	Ended
	September 30,		Change
(in $ millions)	2011	2010	$

Cash provided by (used in):
Operating activities of continuing operations	86	103	(17)
Operating activities of discontinued operations	(12)	151	(163)
Investing activities	578	(220)	798
Financing activities	(809)	13	(822)
Effects of exchange rate changes	5	5	—

Net (decrease) increase in cash and cash equivalents	(152)	52	(204)

As of September 30, 2011, we had $90 million of cash and cash equivalents, a decrease of $152 million compared to December 31, 2010. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Operating activities of continuing operations. For the nine months ended September 30, 2011, cash provided by operating activities of continuing operations was $86 million compared to cash provided by operating activities of continuing operations of $103 million for the nine months ended September 30, 2010. The decrease of $17 million is primarily due to a $29 million decline in Travelport Adjusted EBITDA, $40 million of incremental interest payments and $13 million of defined benefit pension plan funding, partially offset by a $46 million improvement in operating working capital, an $8 million reduction in other non-operating and adjusting items and a $9 million reduction in tax payments.

Operating activities of discontinued operations. For the nine months ended September 30, 2011, cash used in operating activities of the GTA business was $12 million, compared to cash provided by operating activities of $151 million for the nine months ended September 30, 2010. The operating activities of the GTA business for 2011 reflect its activities through May 5, 2011, the date of disposal of the business.

Investing activities. The cash provided by investing activities for the nine months ended September 30, 2011 was $578 million. This was primarily due to $628 million of net cash received from the sale of the GTA business, less $55 million of cash used for capital expenditures. The use of cash in investing activities for the nine months ended September 30, 2010 was $220 million, primarily due to $159 million of cash outflow for capital expenditures, including amounts related to the software license from IBM, $50 million of additional investment in Orbitz Worldwide and $16 million for business acquisitions. Capital expenditures include $5 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively, related to our disposed GTA business.

Financing activities. Cash used in financing activities for the nine months ended September 30, 2011 comprised $655 million term loan repayments primarily from sale proceeds of the GTA business, $3 million mandatory term loan repayments, $11 million capital lease payments, $84 million of debt finance costs associated with the Restructuring and $89 million of capital distribution to our parent, offset by $33 million cash received on settlement of derivative contracts. The cash used in financing activities for the nine months ended September 30, 2010 was $13 million and primarily consisted of $380 million proceeds from new borrowings, offset by $295 million of repayments, $64 million of cash paid on settlement of derivative contracts and $5 million of debt finance costs.

Debt and Financing Arrangements

The following table summarizes our net debt position as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(in $ millions)	2011	2010	Change

Current portion of long-term debt	12	18	(6)
Long-term debt	3,372	3,796	(424)

Total debt	3,384	3,814	(430)
Less: cash and cash equivalents	(90)	(94)	4
Less: cash and cash equivalents of discontinued operations	—	(148)	148
Less: cash held as collateral	(137)	(137)	—

Net debt	3,157	3,435	(278)

On September 30, 2011, we amended our existing credit facility pursuant to the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement, among other things: (i) allows for new second lien term loans secured on a second priority basis as described further below; (ii) adds a minimum liquidity covenant to be effective under certain conditions; (iii) increases our restricted payment capacity; (iv) limits the general basket for investments to $20 million; (v) provides for our payment of a consent fee to various lenders; (vi) requires us to purchase and retire up to $20 million of our senior notes under certain conditions for each of the next two years; and (vii) amends our total leverage ratio test, which is initially set at 8.0 until June 30, 2013, and adds a first lien leverage ratio test, which is initially set at 4.0 until June 30, 2013.

On October 6, 2011, we entered into a revolving credit loan modification agreement relating to the Fourth Amended and Restated Credit Agreement, pursuant to which the availability under our revolving credit facility reduced from $270 million to $181 million. Furthermore, as a result of this agreement, among other things: (i) the maturity date for $118 million of the revolving credit facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points.

On September 30, 2011, we entered into the Second Lien Credit Agreement which, among other things: (i) allows for new term loans in an aggregate principal amount of $342.5 million; (ii) has a maturity date of December 1, 2016; (iii) carries an interest rate equal to LIBOR plus 6%, payable in cash (only when permitted by the terms of the Fourth Amended and Restated Credit Agreement) or payment-in-kind interest on a cumulative quarterly basis; (iv) is guaranteed, on a secured second priority basis, by the same entities that guarantee the obligations under the Fourth Amended and Restated Credit Agreement; (v) has substantially the same covenants and events of default as under the Fourth Amended and Restated Credit Agreement; and (vi) may, under certain conditions, be converted into newly issued private-for-life bonds to be governed by an indenture that contains substantially the same covenants, events of default and remedies as the Second Lien Credit Agreement.

On September 30, 2011, we issued $207.5 million of term loans under the Second Lien Credit Agreement, which we then distributed to Holdings. On October 3, 2011, Holdings exchanged its second lien term loan as consideration to purchase $207.6 million of its unsecured PIK term loans at par.

In May 2011, proceeds from the sale of the GTA business, together with existing cash, were used to make a $655 million early repayment of term loans under our senior secured credit agreement, consisting of $19 million of euro denominated term loans due August 2013, $135 million of euro denominated term loans due August 2015, $51 million of dollar denominated term loans due August 2013 and $450 million of dollar denominated term loans due August 2015. Due to these early repayments, we are no longer required to repay quarterly installments equal to 1% per annum of the original funded principal amount.

During the nine months ended September 30, 2011, we repaid approximately $3 million of our dollar denominated debt as quarterly installments under our senior secured credit agreement and approximately $11 million under our capital lease obligations. Furthermore, during the nine months ended September 30, 2011, we entered into $16 million of capital leases for information technology assets.

The principal amount of our euro denominated long-term debt increased by approximately $15 million as a result of foreign exchange fluctuations during the nine months ended September 30, 2011. This foreign exchange loss was fully offset by gains on foreign exchange hedge instruments contracted by us.

As of September 30, 2011, we had approximately $10 million of commitments outstanding under our synthetic letter of credit facility and $99 million of commitments outstanding under our cash collateralized letter of credit facility. The commitments under these two facilities included approximately $75 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of September 30, 2011, the cash collateralized letter of credit facility was collateralized by $137 million of restricted cash, providing a letter of credit commitment capacity of $133 million. As of September 30, 2011, there was $3 million of remaining capacity under our synthetic letter of credit facility and $34 million of remaining capacity under our cash collateralized facility.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under our Fourth Amended and Restated Credit Agreement. All obligations under our Fourth Amended and Restated Credit Agreement and senior notes and senior subordinated notes are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. All obligations under the Fourth Amended and Restated Credit Agreement, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

Borrowings under the credit facilities are subject to amortization and prepayment requirements, and the Fourth Amended and Restated Credit Agreement contains various covenants, including leverage ratios, events of default and other provisions.

Total debt per our Fourth Amended and Restated Credit Agreement is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under the Fourth Amended and Restated Credit Agreement as EBTIDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate

Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses management views as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the nine months ended September 30, 2011 and 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps and foreign currency forward contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the nine months ended September 30, 2011, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges, although during the nine months ended September 30, 2010, certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(64) million and $95 million for the three months ended September 30, 2011 and 2010, respectively, and $17 million and $(34) million for the nine months ended September 30, 2011 and 2010, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains (losses) on these interest rate derivative financial instruments amounted to $2 million and $(10) million for the three months ended September 30, 2011 and 2010, respectively and $(9) million and $(26) million for the nine months ended September 30, 2011 and 2010, respectively. The fluctuations in the fair values of our derivative financial instruments which have not been designated as hedges for accounting purposes largely offset the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the nine months ended September 30, 2010, we recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of September 30, 2011, our interest rate and foreign currency hedges cover transactions for periods that do not exceed three years. As of September 30, 2011, we had a net liability position of $29 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations of continuing operations as of September 30, 2011. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date; (ii) income tax payments for which the timing is uncertain;

or (iii) the various guarantees and indemnities described in the notes to the consolidated condensed financial statements.

	Twelve Month Period Ended September 30,
(in $ millions)	2012	2013	2014	2015	2016	Thereafter	Total

Debt(a)	12	173	794	1,497	686	222	3,384
Interest payments(b)	228	226	221	148	63	138	1,024
Operating leases(c)	12	11	10	5	4	14	56
Purchase commitments and other(d)	53	37	26	12	—	—	128

Total	305	447	1,051	1,662	753	374	4,592

(a)	Of the $1,497 million debt maturing in the twelve month period ended September 30, 2015, $1,492 million is subject to a reduction in maturity to May 2014 under certain circumstances.

(b)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of September 30, 2011. As of September 30, 2011, we have $30 million of accrued interest on our consolidated condensed balance sheet that will be paid in the fourth quarter of 2011. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(c)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(d)	Primarily reflects our agreement with a third party for data center services. Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of September 30, 2011, plan contributions of $3 million are expected to be made during the remainder of 2011. Funding projections beyond 2011 are not practical to estimate and, therefore, no payments have been included in the table above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates and foreign currency exchange rates. We used September 30, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our earnings, fair values and cash flows would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2011. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

On April 12, 2011, American Airlines filed suit against the Company and Orbitz Worldwide in the United States District Court for the Northern District of Texas. American Airlines subsequently amended its complaint and added Sabre as a defendant on June 9, 2011. American Airlines is alleging violations of US federal antitrust laws and Texas state law based on the ways in which Travelport operates its GDS and the terms of Travelport’s contracts with suppliers and subscribers, including Orbitz Worldwide. The suit seeks injunctive relief and damages in an unspecified amount. On October 20, 2011, American Airlines requested leave of the court to amend its complaint a second time to add additional antitrust claims against Travelport and the other defendants and to drop the Texas state law claims. We believe American Airlines’ claims in both the existing and proposed complaints are without merit, and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition.

On May 19, 2011, the Company received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), which seeks Travelport documents and data in connection with an investigation into whether there have been “horizontal and vertical restraints of trade by global distribution systems.” The investigation is ongoing, and Travelport is in the process of complying with the CID and cooperating with the DOJ in its investigation.

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

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDS. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDS, while withholding other content, such as lower cost web fares, for distribution via their own supplier.com websites unless the GDS agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from individual GDS as a means of obtaining lower booking fees or, alternatively, to charge GDS to access their lower cost web fares. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and in Europe in the last ten years, with such ticket sales generating more than 30% of revenue for airlines in the United States in 2008, compared to less than 3% of revenue in 1999. There also has been an increase in the number of airlines which have introduced unbundled, “à la carte” sales and optional services, such as fees for checked baggage or premium seats, which threaten to further fragment content and disadvantage GDS by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.

We have entered into full-content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the full scope of fares and inventory which the carriers make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in the Asia Pacific Region which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full-content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our distribution expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our contracts with two of the largest U.S. travel suppliers, US Airways and American Airlines, representing approximately 8% of transaction processing revenue for the year ended December 31, 2010, were up for renewal in 2011. On July 29, 2011, we and American Airlines announced that the existing full content agreements between American and our GDS, Apollo, Galileo and Worldspan, have been extended concurrently and are no longer due to expire in 2011. On August 28, 2011, we announced that our existing content agreement with US Airways will continue well into 2012. In addition, certain full-content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our revenue and financial condition. Equally, the removal of the discounts presently provided to these carriers under these agreements could also positively affect our revenue and financial condition.

In addition, GDSs have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to the GDS or to agree to a reduction in the financial incentives to be paid to them by the GDS in order to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. There is pressure on GDS to provide highly competitive terms for such “opt-in” models as many travel agencies are dual automated, subscribing to more than one GDS at any given time. The “opt-in” model has been introduced in a number of situations in parallel with full-content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to full content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto the “opt-in” model becomes widely adopted, Travelport could receive lower fees from the airlines. These lower fees are likely to be only partially offset by new fees paid by travel agencies and/or reduced inducement payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to full content without making further payment, which could have an adverse effect on the number of segments booked through our GDS.

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

Travel suppliers are seeking to decrease their reliance on third-party distributors, including GDS, for distribution of their content. For example, some travel suppliers have created or expanded efforts to establish commercial relationships with online and traditional travel agencies to book travel with those suppliers directly, rather than through a GDS. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, the percentage of bookings made without the use of a GDS at any stage in the chain between suppliers and end-customers, which we estimate was approximately 58% in 2010, may continue to increase. In this regard, American Airlines terminated certain agreements with Orbitz Worldwide in November 2010, in pursuit of a direct connect relationship with American Airlines rather than Orbitz Worldwide making bookings through our GDS. Although the agreements were subsequently extended and are no longer due to expire in 2011, legal action on the matter continues. In addition, efforts by other major airlines to encourage our subscribers to book directly rather than through our GDS will adversely affect our results of operations.

Furthermore, recent trends towards disintermediation in the global travel industry could adversely affect our GDS business. For example, airlines have made some of their offerings unavailable to unrelated distributors, or made them available only in exchange for lower distribution fees. Some low cost carriers distribute exclusively through direct channels, bypassing GDS and other third-party distributors completely and, as a whole, have increased their share of bookings in recent years, particularly in short-haul travel. In addition, several travel suppliers have formed joint ventures or alliances that offer multi-supplier travel distribution websites. Finally, some airlines are exploring alternative global distribution methods developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be less complex than traditional GDS, which they claim enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers because no or lower inducement payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel suppliers in our GDS, then our business, financial condition or results of operations could be materially adversely affected.

In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connect channels between travel suppliers and travel agencies, as well as new technologies that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air travel, may not translate in the same proportion to increases in volume passing through our GDS, and we may therefore not benefit from a cyclical recovery in the travel industry to a similar extent as other industry participants.

We have a substantial level of indebtedness which may have an adverse impact on us.

We are highly leveraged. As of September 30, 2011, our total indebtedness was $3,384 million. We currently have an additional $181 million available for borrowing under our revolving credit facility and the ability to increase commitments under our revolving credit facility or to add incremental term loans by up to an additional $350 million. In addition, we currently maintain a $133 million letter of credit facility collateralized by $137 million of restricted cash, and a $13 million synthetic letter of credit facility. As of September 30, 2011, we had approximately $10 million of commitments outstanding under our synthetic letter of credit facility and $99 million of commitments outstanding under our cash collateralized letter of credit facility. Pursuant to our separation agreement with Orbitz Worldwide, we maintain letters of credit under our letter of credit facilities on behalf of Orbitz Worldwide. As of September 30, 2011, we had commitments of approximately $37 million in letters of credit outstanding on behalf of Orbitz Worldwide.

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

In addition to our substantial level of indebtedness discussed above, on October 3, 2011, in connection with the completion of the Restructuring with respect to our direct parent holding company, Travelport

Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans due March 27, 2012, Holdings entered into an amended and restated credit agreement in respect of the PIK term loans (the “Holding Company Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, UBS Securities LLC and Lehman Commercial Paper Inc., as co-syndication agents, and certain lenders from time to time party thereto. As of September 30, 2011, approximately $715 million of the PIK term loans remained outstanding. As of October 3, 2011, after giving effect to the transactions in connection with the Restructuring, approximately $422.9 million of the PIK term loans remained outstanding under the Holding Company Amended and Restated Credit Agreement. Pursuant to the Holding Company Amended and Restated Credit Agreement, the maturity date of a $135 million tranche (the “Tranche A Extended PIK Loans”) of the $422.9 million outstanding amount of the PIK term loans was extended to September 30, 2012; however, if certain conditions and events do not occur by such date, the maturity date of the Tranche A Extended PIK Loans will be automatically extended to December 1, 2016, as set forth in Holding Company Amended and Restated Credit Agreement. The remaining $287.9 million tranche (the “Tranche B Extended PIK Loans”) was extended to December 1, 2016. Interest on the Tranche A Extended PIK Loans and Tranche B Extended PIK Loans is capitalized quarterly in arrears at a rate currently at LIBOR plus 6% and LIBOR plus 13.5%, respectively. Interest is paid-in-kind unless Holdings elects to pay the interest in cash, provided that any such cash payment is permitted under the Fourth Amended and Restated Credit Agreement.

Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, Holdings may be dependent upon dividends or distributions and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations under the Holding Company Amended and Restated Credit Agreement. If Holdings is unable to repay amounts outstanding under the Holding Company Amended and Restated Credit Agreement when they become due, Holdings’ failure to pay such amounts would not be a default under our existing credit agreements or the indentures governing our notes. However, if Holdings were to restructure or refinance its obligations under the Holding Company Amended and Restated Credit Agreement in a manner that would result in a change of control under the terms of our existing credit agreements and the indentures governing our notes or any future credit facilities and agreements governing our indebtedness as a result of restructuring or refinancing any of our existing indebtedness, or were to take other actions that result in such a change of control, we may be required to repay all amounts outstanding under such agreements governing our indebtedness or make an offer to purchase all outstanding notes at a price and under the terms and conditions specified under indentures governing such notes. We may not have the ability to repay such amounts and make such note purchases, which would result in a default under our credit facilities or any agreements governing our indebtedness

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

We are effectively controlled by The Blackstone Group L.P., our Sponsor, and certain actions by us require the approval of our New Shareholders, each of which may result in conflicts of interest with us or the holders of our bonds in the future.

Investment funds associated with or designated by the Sponsor together are the largest beneficial owner of the outstanding voting shares of our ultimate parent company. As a result of this ownership, the Sponsor is entitled to elect the majority of our directors, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, subject to the approval of the New Shareholders for certain actions, including adopting most amendments to our bye-laws and approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests. Through its effective control of our ultimate parent company, the Sponsor will effectively control us and all of our subsidiaries.

The Shareholders’ Agreement, dated as of October 3, 2011, among us, the New Shareholders, certain investment funds associated with or designated by the Sponsor and others, also provides the New Shareholders with certain rights with respect to our governance. The Shareholders’ Agreement entitles the New

Shareholders to designate two of our directors and also requires the approval of the New Shareholders before we can undertake certain actions, including certain issuances of equity securities, change of control transactions and certain amendments to our bye-laws.

The interests of the Sponsor and the New Shareholders may differ from those of our noteholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsor and its affiliates and the New Shareholders, as equity holders, might conflict with the interests of our noteholders. The Sponsor and its affiliates or some of the New Shareholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Sponsor or a New Shareholder may have an interest in our doing so.

The Sponsor and its affiliates and many of the New Shareholders are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Sponsor or one or more of the New Shareholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by the Sponsor continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, the Sponsor will continue to be able to strongly influence or effectively control our decisions.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, for a detailed discussion of the risk factors affecting our Company. Other than as set forth above, there are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

In September 2011, we received letters from Dewey & LeBoeuf LLP as counsel to certain holders of our outstanding senior notes making certain assertions alleging potential events of default under the Indentures related to the Restructuring. We disagree with the assertions in the letters, and we believe that we are in full compliance with the provisions of the Indentures for the senior notes.

On October 28, 2011, pursuant to the terms of the Restructuring, we filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as trustee under the Indentures governing our notes, in United States District Court for the Southern District of New York, and we filed an amended complaint on November 3, 2011. In this declaratory judgment action, we are seeking a ruling from the court that the investment of $135 million in a newly-created unrestricted subsidiary is permissible under the terms of the Indentures and, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event we do not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: November 9, 2011	By:	/s/ Philip Emery Philip Emery Executive Vice President and Chief Financial Officer

Date: November 9, 2011	By:	/s/ Simon Gray Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1		Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2		Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.3		Amended and Restated Bye-laws of Travelport Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.1		Shareholders’ Agreement dated as of October 3, 2011, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholder’s party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
10.1		Fourth Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on September 30, 2011, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC, and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
10.2		Second Lien Credit Agreement, dated as of September 30, 2011, among Travelport LLC, as borrower, Travelport Limited, as parent guarantor, Waltonville Limited, as intermediate parent guarantor, Wells Fargo Bank, National Association, as administrative agent and as collateral agent, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
10.3		Revolving Credit Loan Modification Agreement, dated as of October 6, 2011, relating to the Fourth Amended and Restated Credit Agreement, dated as of August 23, 2006, as amended and restated on September 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 11, 2011 (dated October 6, 2011)).
10.4		Fourteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a/ Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.).
10.5		Letter Agreement between Travelport Limited and Douglas M. Steenland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 4, 2011 (dated August 2, 2011)).
31.1		Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.