Form 10-K
period 2011-12-31
Travelport LTD
filed 2012-03-22
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of March 22, 2012, 12,000 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers and generate new revenue streams, including our new universal desktop product;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry, including the direct connect efforts of American Airlines and our litigation with American Airlines related thereto;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

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

Our global distribution systems (“GDS”) business provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 760 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2011, approximately 166 million tickets were issued through our GDS business. Our GDS business processed up to 2.2 billion travel-related messages per day in 2011.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta Air Lines, as well as five other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 410 airlines, airports and airline ground handlers globally.

Company History

Galileo, the cornerstone of our GDS business, began as the United Airlines Apollo computerized reservation system in 1971 in the United States. In 1997, Galileo International became a publicly listed company on the New York and Chicago Stock Exchanges. In October 2001, Galileo was acquired by Cendant Corporation. As part of Cendant from 2001 to 2006, Travelport completed a series of acquisitions, including Orbitz, Inc. in November 2004 and Gullivers Travel Associates (“GTA”) in April 2005.

Travelport Limited, a Bermuda company, was formed on July 13, 2006 to acquire the travel distribution services businesses of Cendant. On August 23, 2006, the acquisition was completed, and we were acquired by affiliates of The Blackstone Group (“Blackstone”), affiliates of Technology Crossover Ventures (“TCV”) and certain existing and former members of our management. One Equity Partners (“OEP”) acquired an economic interest in us in December 2006.

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

On May 5, 2011, we completed the sale of our GTA business to Kuoni Travel Holdings Ltd. (“Kuoni”). Proceeds from the sale, together with existing cash, were used to repay indebtedness outstanding under our senior secured credit agreement.

In October 2011, in connection with the completion of the restructuring with respect to our direct parent holding company, Travelport Holdings Limited, senior unsecured payment-in-kind (“PIK”) term loans (the “Restructuring”), the PIK term loan lenders (the “New Shareholders”) received, as partial consideration for the Restructuring, their pro rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide Limited, our indirect parent company (“Travelport Worldwide”).

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

Company Information

Our principal executive office is located at 300 Galleria Parkway, Atlanta, Georgia 30339 (telephone number: (770) 563-7400). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports) and other information can be accessed on our website at www.travelport.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of our Code of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and Code of Conduct and Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

Our Business

Our business is characterized by a balanced global footprint and a leading position in each of the four major world travel regions: the Americas, Europe, MEA and APAC, as measured by GDS-processed air segments booked for the year ended December 31, 2011. In 2011, our GDS business processed more than 309 million air segments, approximately 27 million hotel bookings, approximately 17 million car rental bookings and approximately two million rail bookings. In the year ended December 31, 2011, we accounted for approximately 28% of the global share of GDS-processed air segments, with a balanced split across regions. In 2011, approximately 166 million tickets were issued through our GDS. Our GDS processed up to 2.2 billion travel-related messages per day in 2011. In 2011, we earned approximately $1.8 billion in transaction processing revenue, consisting primarily of approximately $1.6 billion from airlines, approximately $117 million from hotels and approximately $75 million from car rental companies.

Our GDS business provides a distribution vehicle and transaction processing services for travel suppliers to facilitate efficient aggregation and distribution of travel inventory to travel agencies and ultimately to end customers globally. Our GDS obtains content, including pricing, availability, reservations, ticketing and payment, from travel suppliers and distributes it to both online and traditional travel agencies. Travel agencies are given the ability to shop and book across hundreds of suppliers in real time, handle payment processing and other fulfillment services on behalf of clients and suppliers, perform customer service functions, such as changes, cancellations and re-issues, and efficiently manage activity through direct data feeds from the GDS to the agency mid- and back-office systems. We typically earn a fee from travel suppliers for each segment booked, cancelled or changed. In connection with these bookings, we generally pay commissions or provide other financial incentives to travel agencies to encourage greater use of our GDS. Travel agencies complete transactions through our systems to distribute the travel inventory to end customers.

Our operational business global headquarters are located in the United Kingdom. We are balanced across the four major travel regions, which allows us to be well positioned to take advantage of growth in each major travel region and emerging countries, in particular, where the number of air passengers boarded are forecast to grow faster than the Americas and Europe. This geographic balance also helps to insulate us from downturns related to specific regional economies. In 2011, our balanced share of air segments processed through our GDS was 45%, 25%, 11% and 18% in the Americas, Europe, MEA and APAC, respectively, based on industry global distribution of GDS-processed air segments of 42%, 33%, 9% and 17%, respectively, in each region.

Travel Suppliers.    Our relationships with travel suppliers extend to airlines, hotels, car rental companies, rail networks, cruise and tour operators and destination service providers. Travel suppliers process, store, display, manage and distribute their products and services to travel agencies through GDSs and other distribution channels. Through participating carrier agreements (for airlines) and various agreements for other travel suppliers, airlines and other travel suppliers are offered varying levels of services and functionality at which they can participate in our GDS. These levels of functionality generally depend upon the travel supplier’s preference as well as the type of communications and real-time access allowed with respect to the particular travel supplier’s host reservations systems.

We connect travel suppliers with travel agencies across over 170 countries to distribute supplier inventory that is aggregated from approximately 360 airlines, approximately 300 hotel chains covering more than 91,000 hotel properties, approximately 25 car rental companies covering more than 30,000 car rental locations and 12 major rail networks worldwide, as well as cruise and tour operators.

The table below lists alphabetically Travelport’s largest airline suppliers in the Americas, Europe, MEA and APAC for the year ended December 31, 2011, based on revenue:

Americas	Europe	MEA	APAC
American Airlines	Air France	Emirates Airlines	Emirates Airlines
Continental Airlines	Alitalia Airlines	Qatar Airways	Jet Airways India
Delta Air Lines	KLM Royal Dutch Airlines	Saudi Arabian Airlines	Qantas Airways
United Airlines	Lufthansa Airlines	South African Airways	Singapore Airlines
US Airways	TAP Air Portugal	Turkish Airlines	Thai Airways

We have entered into a number of specific-term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure full-content. Full-content agreements allow our travel agency customers to have access to the full range of our airline suppliers’ public content, including the ability to book the last available seat, as well as other functionality. The typical duration of these agreements ranges from three to seven years. We have secured full-content agreements with approximately 65 airlines worldwide, including all the major airlines in North America, as well as European and Asian airlines such as British Airways, Air France, KLM, Iberia, Lufthansa, Swiss, Alitalia, Qantas and Bangkok Airways. Bookings attributable to such full-content agreements comprised 74% of our air segments in the year ended December 31, 2011. Certain full content agreements, particularly in North America, expire, or may be terminated, during 2012. For example, contracts with two of the largest U.S. travel suppliers, American Airlines and US Airways, representing approximately 8% of our transaction processing revenue for the year ended December 31, 2011, expire and are up for renewal in late 2012. See Part IA — “Risk Factors.”

Our standard GDS distribution agreements with air, hotel and car rental suppliers are open-ended or roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Our contracts with a majority of our top fifteen airline suppliers, as measured by revenue for the year ended December 31, 2011, are in place until 2012 and beyond, unless earlier terminated pursuant to the specific terms of each contract. Our top 15 travel suppliers (by revenue), all of which are airlines, have been customers on average for more than ten years and, for the year ended December 31, 2011, represented approximately 42% of transaction processing revenue. We have a high renewal rate with our travel suppliers.

We have approximately 50 low cost carriers (“LCCs”) participating in our GDS, with our top 10 LCCs by revenue, accounting for approximately 5% of our air segments in the year ended December 31, 2011. Frontier Airlines, AirTran Airways and Air Berlin represented the largest number of segments attributable to LCCs during the period. Our segment volume from LCCs increased by 15% for the year ended December 31, 2011, in contrast to a 1% growth in segments attributable to traditional carriers compared to the prior year. We believe that our geographic breadth makes us a compelling source of value for most major LCCs, although LCC activity on the GDS relative to legacy airlines remains at an early stage of development in terms of the level of booking activity. In addition, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both Jet Blue and Southwest Airlines in the United States, JetStar in APAC and easyJet, Windjet and bmibaby in Europe, is indicative of the value that travel suppliers place on the scale and breadth of a GDS’s footprint. We believe that we are well positioned to capture growth from the LCCs due to our global footprint in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

We have relationships with approximately 300 hotel chains, representing more than 91,000 hotel properties, which provide us with live availability and instant confirmation for bookings. Our top five hotel suppliers for the year ended December 31, 2011 were Hilton, Intercontinental Hotel Group, Marriott Hotels, Sabre Hospitality Solutions and Starwood, which together accounted for approximately 55% of our hotel revenue in this period. We have a relationship with approximately 25 car rental companies, representing over 30,000 car rental locations, providing seamless availability and instant confirmation for virtually all customers. Our top five car rental company suppliers for the year ended December 31, 2011 were Avis, Budget, Enterprise, Hertz and National, which together accounted for approximately 71% of our car rental revenue in this period. We provide electronic ticketing solutions to 12 major international and national rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Amtrak (United States), Eurostar Group (United Kingdom/France) and AccessRail (United States), which accounted for all of our rail revenue for the year ended December 31, 2011.

Travel Agencies.    Approximately 67,000 online and offline travel agency locations worldwide use us for travel information, booking and ticketing capabilities, travel purchases and management tools for travel information and travel agency operations. Access to our GDS enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by travel suppliers and to book travel for end customers.

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

Our relationships with travel agencies typically are non-exclusive, with the majority of GDS-processed air segments booked through agencies which are dual automated, meaning they subscribe to and have the ability to use more than one GDS. In order to encourage greater use of our GDS, we pay commissions or provide other financial incentives to many travel agencies. Travel agencies or other GDS subscribers in some cases pay a fee for access to our GDS or to access specific services or travel content.

Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agency customers, as measured by booking fees, have, on average, been customers for over ten years, and booking fees attributable to their activities in the year ended December 31, 2011 represented approximately 30% of GDS transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2011 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline and Expedia. In the year ended December 31, 2011, regional travel agencies (such as TrailFinders) accounted for approximately 65% of GDS bookings, online travel agencies were the next largest category, representing approximately 22% of GDS bookings, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers in 2011 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our largest leisure travel agency customers in 2011 include AAA Travel, Carlson Leisure Group, Kuoni and GTT Global/USA Gateway.

Airline IT Solutions.    We have been a pioneer in IT services for the airline industry, being the first GDS to provide e-ticketing to travel agencies in 1995 and the first GDS to offer an automated repricing solution in 2000. We provide hosting solutions and IT subscription services to Delta and five other airlines and the technology companies that support them, IT subscription services to over 275 airlines and airline ground handlers and data business intelligence services to approximately 165 airlines and airports.

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

We operate the hosting platform for Delta and, until March 2012, we hosted the reservations system for United. The Delta contract, which is projected to account for over 99% of hosting revenue after the United agreement termination, expires in 2018. We also provide five other airlines around the world with other reservation system products through our hosting solutions. In December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United. The integration of the United-Continental systems was completed in early March 2011. We expect that such termination will have an impact on our results of operations beginning in the first quarter of 2012 due to the loss of fees resulting from this agreement. We currently expect this could negatively impact EBITDA by $60 million to $70 million on a full-year basis after United has fully transitioned off our system.

•

IT subscription services.    While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of leading-edge IT subscription services for mission-critical applications in fares, pricing and e-ticketing. We provide these services to 275 airlines and airline ground handlers, of which 55 are direct customers and 220 are indirect customers that receive our services through an intermediary. Direct IT subscription customers include Emirates, KLM and SITA. Our IT subscription services include:

•	Fares and Pricing/e-pricing: A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

•	Electronic Ticketing: A database and interchange that enables airlines to outsource electronic ticketing storage, maintenance and exchange to us.

•	Rapid Reprice: An automated solution that enables airlines to recalculate fares when itineraries change.

•

Fare Verified:    A comprehensive pre-ticketing fare audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents and incorrectly priced or reissued tickets.

•	Interchange: A system that provides interactive message translation and switching for multiple functions, such as e-ticketing and check-in, between airline partners.

•

Business Intelligence.    We provide data to airlines, travel agencies, hotels, car rental companies and other travel industry participants. Our data sets are critical to these businesses in the management of our own operations and the optimization of our industry position and revenue-generating potential. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary business intelligence data sets. We provide this data to 135 airlines, supporting processes such as GDS billing, airline revenue accounting and industry settlement. We also supply marketing-oriented raw data sets, data processing services, consulting services and web-based analytical tools to 56 airlines, travel agencies and other travel-related companies worldwide to support their business processes, such as airline network planning, revenue management, pricing, sales and partnership management. This combined offering of data and analytical capabilities delivers business intelligence to businesses that use the information to enhance their industry position. A primary data product supplies “raw” GDS booking data with details of routes, fares and prices. No personally identifiable data is provided. Our business intelligence tools include Beacon and Clarity, which analyze business specific data for sales planning, network planning, revenue management and channel management.

New Products and Products in Development. We have a continuous pipeline of new products/enhancements to the GDS for the various channels we serve:

•

Travelport Universal Desktop is a fully-integrated intelligent desktop, unifying selling and merchandising programs, automating processes and providing a single integrated channel to access full GDS, LCC, hotel, car rental and rail content from multiple sources. Universal Desktop delivers a new graphic interface that is faster, more user-friendly and offers greater flexibility than the traditional “green screen” interface. In addition to allowing agencies to configure the desktop to satisfy their respective customer needs, Universal Desktop also features a dashboard and activity panel that will provide the latest information, access reports, calendars and email within the same application. The Universal Record feature, which combines components of a travel itinerary irrespective of source, removes the need for duplication by travel agencies. Universal Desktop is deployed in a beta version in seven countries and is in use in approximately 1,275 travel agency locations.

•

Search and Shopping.    We are investing to improve the speed, quality of results and functionality available for searches. The existing product suite includes Travelport e-Pricing, a leading tool which requires a single entry to initiate searches across published, negotiated, web and advertised fares and returns shopping results in seconds. Travelport e-Pricing outperforms in finding the lowest fare available and generates the greatest average saving. In May 2010, we acquired Sprice.com, a metasearch provider with a technology platform which complements and extends our existing GDS channels to enable us to distribute more content and expand our existing hospitality portfolio through the Travelport Rooms and More product, an innovative solution that offers access to a wide variety of accommodations around the world.

•

Travelport Smartpoint App is a graphical overlay on the popular Galileo desktop application that combines a user-friendly graphic interface with a reduction in keystrokes required to complete common GDS transactions. It also offers a translation feature that interprets other GDS languages, enabling a travel agent trained on another GDS to become a more proficient Galileo or Apollo user. Smartpoint App is being deployed globally in 2012.

•

Travelport Traversa is a corporate travel online booking tool that allows business travelers to shop for and book their own reservations quickly and cost-effectively while enabling corporations to maintain travel policies, maximize supplier agreements, standardize processes and achieve high online adoption. Traversa has approximately 575,000 active traveler profiles and processed approximately 4.2 million segments in 2011.

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

We employ a hybrid sales and marketing model consisting of direct sales and marketing organizations (“SMOs”), which we directly manage, and indirect, third-party national distribution companies (“NDCs”). We market, distribute and support our products and services primarily through SMOs. In certain countries and regions, however, we provide our products and services through our relationships with NDCs which are typically independently owned and operated by a local travel-related business in that country or region or otherwise by a major airline based locally. Our SMOs and NDCs are organized by country or region and are typically divided between the new account teams, which seek to add new travel agencies to our GDS, and account management teams, which service and expand existing business. In certain regions, smaller customers are managed by telemarketing teams.

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

We typically pay an NDC a commission based on the booking fees generated pursuant to the relationship that the NDC establishes with a subscriber, with the NDC retaining subscriber fees billed for these bookings. We regularly review our network of NDCs and periodically revise these relationships. In less developed regions, where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. Although SMO margins are typically higher than NDC margins, an NDC structure is generally preferred in countries where we have the ability to rely upon a strong airline relationship or an NDC’s expertise in a local region or country. We also contract with new NDCs in countries and regions where doing so would be more cost effective than establishing an SMO.

GDS Competitive Landscape.    The marketplace for travel distribution is large, multi-faceted and highly competitive. We compete with a number of travel distributors, including other traditional GDSs, such as Amadeus and Sabre, several regional GDS competitors, such as Abacus, application programming interface-based (“API”) direct connections between travel suppliers and travel agencies, and also suppliers’ own websites and other forms of direct booking, such as metasearch engines and other third parties. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd., which is primarily owned by Sabre and a group of Asian airlines; Axess International Network Inc. and INFINI Travel Information, Inc., which are majority owned by Japan Airlines International Co. Ltd. and All Nippon Airways, Co. Ltd., respectively; Topas Co., Ltd., which is majority owned by Korean Air Lines; and TravelSky, which is majority owned by Chinese state-owned enterprises.

We routinely face new competitors and new methods of travel distribution. Suppliers and third parties seek to promote distribution systems that book directly with travel suppliers. Airlines and other travel suppliers are selectively looking to build API-based direct connectivity with travel agencies. In addition, established and start-up search engine companies, as well as metasearch companies, have entered the travel marketplace to offer end customers new ways to shop for and book travel by, for example, aggregating travel search results across travel suppliers, travel agencies and other websites. Furthermore, there is an emerging trend toward mobile applications that link directly with travel suppliers.

Each of the other traditional GDSs offers products and services substantially similar to ours. We believe that competition in the GDS industry is based on the following criteria:

•	the timeliness, reliability and scope of travel inventory and related information offered;

•	service, reliability and ease of use of the system;

•	the number and size of travel agencies utilizing our GDS and the fees charged and inducements paid to travel agencies;

•	travel supplier participation levels, inventory and the transaction fees charged to travel suppliers; and

•	the range of products and services available to travel suppliers and travel agencies.

As a result of a number of structural issues, our total share of GDS-processed air segments declined moderately from 33% in September 2007 (following the Worldspan Acquisition) to 28% in the year ended December 31, 2011 (including the share attributable to Worldspan in 2007 prior to the acquisition of Worldspan). This decline was driven in part by Expedia’s shift of business from Worldspan, a decision which was taken prior to our agreeing to acquire Worldspan. In addition, during 2009, our management took an active decision to trade reduced share for increased margin in MEA, transitioning from NDC operations to wholly-owned operations in the United Arab Emirates, Saudi Arabia and Egypt by establishing direct operations in these countries in 2009. We believe we have addressed the key drivers of this share loss and have strategies in place which aim to gain share in the future.

Airline IT Solutions Competitive Landscape.    The Airline IT Solutions sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, our competitors with respect to internal reservation and other system services include Amadeus, HP Enterprise Services, ITA, Navitaire, LLC, Sabre, SITA and Unisys Corporation, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. The business intelligence services sector of the Airline IT Solutions business is highly competitive, with our ability to market our products dependent on our perceived competitive position and the value of the information obtained through our GDS business. Our primary competitors in this sector are IATA, through its PaxIS product, as well as Amadeus and Sabre.

Technology.    In September 2008, we consolidated our Galileo and Worldspan data centers into a single location in Atlanta, Georgia to support our GDS transaction processing and Airline IT Solutions businesses. Our data center offers a state-of-the-art facility that has completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for combined Galileo and Worldspan operations and have historically operated at a 99.99% core systems uptime. The combined data center comprises over eight mainframes, open systems servers and storage and network devices, with maximum peak message rates of more than 35,000 messages per second. The data center processes more than 55 billion transactions each month, averaging 20,000 messages per second. On peak message days, up to 2.2 billion travel-related messages are processed.

The consolidation of our primary data center operations in Atlanta, Georgia is an example of the significant benefits realized as a result of the integration of the Galileo, Apollo and Worldspan GDS systems. By managing all three systems in a state-of-the-art, unified data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Running our business from one facility has allowed us to rationalize more rapidly the links required to connect suppliers to our GDS and to more readily share technology across the systems. This has resulted in reduced complexity for our suppliers. In addition, our balanced geographical presence contributes to efficiency in data center operations as travel agencies from various regions in which we operate access the system at different times.

Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering transaction processing systems to our GDS customers. In April 2010, we announced a multi-year agreement with IBM under which IBM has delivered significant upgrades to our existing systems architecture and software infrastructure of our technology platform.

Material Agreements

On March 5, 2011, we entered into a share purchase agreement among Gullivers Services Limited (n/k/a Travelport (UK) Services Limited), Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG in connection with the sale of our GTA business to Kuoni.

In May 2011, July 2011 and October 2011, we entered into five amendments to the Subscriber Services Agreement with Orbitz Worldwide, dated as of July 23, 2007.

On March 14, 2011, we entered into an amendment to our senior secured credit agreement. A summary description of the amendment is included in our Current Report on Form 8-K filed with the SEC on March 14, 2011.

On August 2, 2011 and December 6, 2011, we entered into letter agreements with Douglas M. Steenland and Anthony J. Bolland, each a member of our Board of Directors. Summary descriptions of the Letter Agreements are included in our Current Reports on Form 8-K filed with the SEC of August 4, 2011 and December 9, 2011, respectively.

On September 30, 2011, we amended and restated our senior secured credit agreement pursuant to the Fourth Amended and Restated Credit Agreement. A summary description of the Fourth Amended and Restated Credit Agreement is included in our Current Report on Form 8-K filed with the SEC on October 6, 2011.

On September 30, 2011, we entered into a second lien credit agreement among Travelport LLC, Travelport Limited, Waltonville Limited, Wells Fargo Bank, National Association and the lenders from time to time party thereto. A summary description of the Second Lien Credit Agreement is included in our Current Report on Form 8-K filed with the SEC on October 6, 2011.

On October 3, 2011, we entered into a shareholders’ agreement with Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P. and the other shareholders party thereto. A summary description of the Shareholders’ Agreement is included in our Current Report on Form 8-K filed with the SEC on October 6, 2011.

On October 6, 2011, we entered into a revolving credit loan modification agreement relating to our Fourth Amended and Restated Credit Agreement. A summary description of the Revolving Credit Loan Modification Agreement is included in our Current Report on Form 8-K filed with the SEC on October 11, 2011.

On November 30, 2011, we entered into an indenture in relation to our second priority senior secured notes due 2016. A summary description of the Indenture is included in our Current Report on Form 8-K filed with the SEC on December 6, 2011.

Effective as of December 16, 2011, we entered into indemnification agreements with each of our directors and certain of our officers. A summary description of the Indemnification Agreements is included in our Current Report on Form 8-K filed with the SEC on December 20, 2011.

Financial Data of Segments and Geographic Areas

We have one reportable segment. Segment data for our geographic areas is reported in Note 19 — Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Where appropriate, we seek statutory and common law protection of our material trade and service marks, which include TRAVELPORT®, GALILEO® and WORLDSPAN® and related logos. The laws of some foreign jurisdictions, however, vary and offer less protection than other jurisdictions for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on us, and there is no assurance that our legal remedies would adequately compensate us for the damages caused by such unauthorized use.

We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, CA, SAS, Cisco, EMC and RedHat. Certain agreements with these vendors are subject to renewal or negotiation within the next year. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated maintenance, support and capacity are available through at least December 31, 2014 under an agreement with IBM.

Employees

As of December 31, 2011, we had over 3,500 employees worldwide. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to a European Union (“E.U.”) Directive, we have a Travelport European Works Council (EWC) in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

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

GDS Regulations

Our business is subject to specific regulations in the E.U. and Canada.

Historically, regulations were adopted in the United States, Canada and the E.U. to guarantee consumers access to competitive information by requiring computerized reservation systems (“CRSs”) (then owned by individual airlines) to provide travel agencies with unbiased displays and rankings of flights. Under the current E.U. CRS Regulations, GDSs and airlines are free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The E.U. CRS Regulations include provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agencies in MIDT data without their consent. The E.U. CRS Regulations also require GDSs to display rail or rail/air alternatives to air travel on the first screen of their principal displays in certain circumstances. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on their transport services and to accept bookings from another GDS.

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. Under the present regulations, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDS. Under its agreement with us, Air Canada may terminate its distribution in our GDS after the expiration of its current contract.

In 2010, new Civil Aviation Requirements were issued by the Government of India to regulate Computer Reservations Systems operating in India for the purpose of displaying or selling air services, to promote fair competition in the airline sector and to ensure that consumers do not receive inaccurate or misleading information on airline services.

In January 2011, draft Interim Regulations on Administering the Review and Ratification of Direct Access to and Use of Foreign Computer Reservation System by Foreign Airlines’ Agents in China were published by the Civil Aviation Administration of China (“CAAC”), with a further draft published in August 2011 and at least one further draft expected in 2012. The key element of the proposed laws is the introduction of a permit scheme whereby foreign airlines will be able to apply to CAAC for approval to allow Chinese-based travel agents to access their nominated foreign CRS provider’s system for the purpose of making international bookings.

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

Many countries have enacted or are considering legislation to regulate the protection of private information of consumers, as well as limiting unsolicited commercial email to consumers. In the United States, the legislation that has become state law is a small percentage of the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our business.

A primary source of privacy regulations to which our operations are subject is the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995). Pursuant to this Directive, individual countries within the E.U. have specific regulations related to the trans-border dataflow of personal information (i.e., sending personal information from one country to another). The E.U. Data Protection Directive requires companies doing business in E.U. member states to comply with its standards. It provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. We most recently completed self-certification for our GDS data processing under this safe-harbor arrangement on February 7, 2012. In January 2012, the European Commission issued a draft data protection regulation intended to replace this Directive, and we are monitoring developments in this rulemaking.

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

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;

•	epidemics or pandemics, such as H1N1 “swine” flu, avian flu and Severe Acute Respiratory Syndrome (“SARS”);

•	natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis, such as the March 2011 disaster in Japan;

•

general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

•

the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies, including of American Airlines, or consolidations on the cost and availability of air travel and hotel rooms;

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

•	changes in occupancy achieved by hotels.

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

As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including the European debt crisis, a slowdown in growth of the Chinese economy, a prolonged slow economic recovery in Japan and a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the recent financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. A continuation of recent adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, particularly the expected rise in the price of crude oil, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

We have significant operations in Europe which may be adversely impacted by the eurozone crisis.

We own and operate subsidiaries in substantially all of the countries in the eurozone. Due to the deterioration of credit and economic conditions in the eurozone, the future of the euro is uncertain. Certain countries in which we operate, including Greece and Portugal, have received financial aid packages from the E.U. in the form of loans and restructuring of their sovereign debt and have introduced comprehensive fiscal austerity measures.

It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown. For the year ended December 31, 2011, we recorded segments and revenue of 22 million and $150 million, respectively, within the southern eurozone countries, which are comprised of Greece, Italy, Spain and Portugal. This represents approximately 7% of our net revenue for the year ended December 31, 2011.

In addition, we have assets included in our balance sheet as of December 31, 2011 totaling $75 million for these countries, including amounts due from the Greek and Italian governments, in the form of value added tax refunds of approximately $45 million. This represents approximately 2% of our total asset value as of December 31, 2011.

Almost all of our accounts receivable balances resulting from our transaction processing revenue from these countries are settled in US dollars through the International Airline Clearing House and are usually received within four weeks after invoicing.

The travel industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

Our business operates in highly competitive industries. If we cannot compete effectively, we may lose share to our competitors, which may adversely affect our financial performance. Our continued success depends, to a large extent, upon our ability to compete effectively in industries that contain numerous competitors, some of which may have significantly greater financial, marketing, personnel and other resources than us.

Our GDS has two different categories of customers, namely travel suppliers, which provide travel content to our GDS, and travel agencies, which shop for and book that content on behalf of end customers. The inter-dependence of effectively serving these customer groups, and the resulting network effects, may impact our ability to attract customers. If we are unable to attract a sufficient number of travel suppliers to provide comprehensive travel content, our ability to service travel agencies will be adversely impacted. Conversely, if we are unable to attract or retain a sufficient number of travel agencies, our ability to maintain our large base of travel suppliers and attract new travel suppliers will be impaired.

In addition to supplying sufficient content, the ability of our GDS to attract travel agencies is dependent on the development of new products to enhance our GDS platform and on the provision of adequate financial incentives to travel agencies. Competition to attract travel agencies is particularly intense as travel agencies, particularly larger ones, are dual automated (meaning they subscribe to more than one GDS at any given time). We also have had to, and expect that it will continue in certain circumstances to be necessary to, increase financial assistance to travel agencies in connection with renewals of their contracts, which may in the future reduce margins. If travel agencies are dissatisfied with our GDS platforms or we do not pay adequate commissions or provide other incentives to travel agencies to remain competitive, our GDS may lose a number of travel agency customers.

Our GDS competes against other traditional GDSs operated by Amadeus, Sabre, regional participants such as Abacus, as well as against alternative distribution technologies. Our GDS also competes against direct distribution of travel content by travel suppliers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as “supplier.com websites”). In addition, our GDS competes against travel suppliers that supply content directly to travel agencies as well as new companies in the GDS industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS. The revolutionary emergence of mobile applications that link directly to suppliers may create a vigorous source of new competition that bypasses the GDS industry.

Our share of GDS-processed segments processed by the GDS industry declined from 33% in 2007 immediately following the Worldspan Acquisition to 28% in 2011. This decline can be primarily attributed to the loss of Worldspan’s business with Expedia, Inc. (“Expedia”), a decision that Expedia made prior to the Worldspan Acquisition but which impacted us after the Worldspan Acquisition, and our decision to establish direct sales and marketing operations in the United Arab Emirates, Saudi Arabia and Egypt, leading to a loss in volume as a result of transitioning from relying on third party NDCs in these countries. Although we have taken steps to address these developments, our GDS could continue to lose share or may fail to increase our share of GDS bookings.

The Airline IT Solutions sector of the travel industry is highly fragmented. We compete with airlines that run applications in-house and multiple external providers of IT services. Competition within the IT services industry is segmented by the type of service offering. For example, reservations and other system services competitors include Amadeus, HP Enterprise Services, Navitaire Inc., Sabre, Unisys Corporation, ITA and SITA, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. Our ability to market business intelligence products is dependent on our perceived competitive position and the value of the information obtained through our GDS, particularly compared to PaxIS, an IATA product, and products distributed by Amadeus and Sabre.

Increased competition may result in reduced operating margins, as well as loss of share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business, financial condition or results of operations.

If we fail to develop and deliver new innovative products or enhance our existing products and services in a timely and cost-effective manner in response to rapid technological change and customer demands, our business will suffer.

Our industry is subject to constant and rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by our competitors may render our products or technologies obsolete or noncompetitive. We must develop innovative products and services and enhance our existing products and services to meet rapidly evolving demands to attract travel agencies. The development process to design leading, sustainable and desirable products to generate new revenue streams and profits is lengthy and requires us to accurately anticipate technological changes and business trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop innovative products that are in demand by our customers, we may be unable to maintain existing customers or attract new customers. Customer and business requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or business specifications, not be competitive with products or services from our competitors that offer comparable or superior performance and functionality or fail to generate new revenue streams and profits. Our business will suffer if we fail to develop and introduce new innovative products and services or product and service enhancements on a timely and cost-effective basis.

Trends in pricing and other terms of agreements among airlines and travel agencies have become less favorable to us, and a further deterioration may occur in the future which could reduce our revenue and margins.

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDS. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDSs, while withholding other content, such as lower cost web fares, for distribution via their own supplier.com websites unless the GDSs agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from an individual GDS as a means of obtaining lower booking fees or, alternatively, to charge the GDS to access their lower cost web fares. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and in Europe. There also has been an increase in the number of airlines which have introduced unbundled, “à la carte” sales and optional services, such as fees for checked baggage or premium seats, which threaten to further fragment content and disadvantage GDS by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.

We have entered into full-content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the full scope of public fares and inventory which the carriers generally make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in the Asia Pacific region which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full-content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our full content agreements with two of the largest U.S. travel suppliers, US Airways and American Airlines, representing approximately 8% of transaction processing revenue for the year ended December 31, 2011, are up for renewal in late 2012. In addition, certain full-content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our competitive positioning, revenue and financial condition.

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

We rely significantly on our relationships with airlines, hotels and other travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDS, and could negatively impact the availability and competitiveness of travel products we offer. Our arrangements with travel suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top ten air travel suppliers by revenue, combined, accounted for approximately 35% of our revenue from GDS transaction processing for the year ended December 31, 2011.

Travel suppliers are increasingly focused on driving online demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future. For example, in December 2010, Delta Air Lines decided to cease selling its tickets through certain online websites. In addition, some LCCs historically have not distributed content through us or other third-party intermediaries. If the airline industry continues to shift from a full-service carrier model to a low-cost one, this trend may result in more carriers moving ticket distribution systems in-house and a decrease in the demand for our products.

We are in continuous dialogue with our major hotel suppliers about the nature and extent of their participation in our GDS. If hotel occupancy rates improve to the point that our hotel suppliers no longer place the same value on our GDS, such suppliers may reduce the amount of inventory they make available through our GDS or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major suppliers of their participation in our GDS for a sustained period of time or a supplier’s complete withdrawal could have a material adverse effect on our business, financial condition or results of operations.

Our business is exposed to customer credit risk, against which we may not be able to protect ourselves fully.

Our business is subject to the risks of non-payment and non-performance by travel suppliers and travel agencies which may fail to make payments according to the terms of their agreements with us. For example, a small number of airlines that do not settle payment through IATA’s billing and settlement provider have, from time to time, not made timely payments for bookings made through our GDS systems. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, our business, financial condition or results of operations may be adversely affected.

Some of our customers, counterparties and suppliers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

Travel suppliers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

Travel suppliers are seeking to decrease their reliance on third-party distributors, including GDS, for distribution of their content. For example, some travel suppliers have created or expanded efforts to establish commercial relationships with online and traditional travel agencies to book travel with those suppliers directly, rather than through a GDS. Mobile applications that connect directly to suppliers are emerging at a rapid pace. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, the percentage of air bookings made without the use of a GDS at any stage in the chain between suppliers and end-customers may continue to increase. In this regard, American Airlines terminated certain agreements with Orbitz Worldwide in November 2010, in pursuit of a direct connect relationship with American Airlines rather than Orbitz Worldwide making bookings through our GDS. Although the agreements were subsequently extended, legal action on the matter was initiated. This legal action has been stayed due to the American Airlines bankruptcy filing. In addition, efforts by other major airlines to encourage our subscribers to book directly rather than through our GDS could adversely affect our results of operations.

Furthermore, recent trends towards disintermediation in the global travel industry could adversely affect our GDS business. For example, airlines have made some of their offerings unavailable to unrelated distributors, or made them available only in exchange for lower distribution fees. Some low cost carriers distribute exclusively through direct channels, bypassing GDS and other third-party distributors completely and, as a whole, have increased their share of bookings in recent years, particularly in short-haul travel. In addition, several travel suppliers have formed joint ventures or alliances that offer multi-supplier travel distribution websites. Finally, some airlines are exploring alternative global distribution methods developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be efficient, which they claim enables the distribution of airline tickets in a manner that is more cost-effective to the airline suppliers because no or lower inducement payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel suppliers in our GDS, then our business, financial condition or results of operations could be materially adversely affected.

In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connect channels between travel suppliers and travel agencies, as well as new technologies, such as mobile applications, that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air travel, may not translate in the same proportion to increases in volume passing through our GDS, and we may therefore not benefit from a cyclical recovery in the travel industry to a similar extent as other industry participants.

We rely on third-party national distribution companies to market our GDS services in certain regions.

Our GDS utilizes third-party, independently owned and managed NDCs to market GDS products and distribute and provide GDS services in certain countries, including Austria, Greece, India, Kuwait, Lebanon, Pakistan, Syria, Turkey and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs. In the Middle East, in conjunction with the termination of an NDC agreement on December 31, 2008, we established our own sales and marketing organizations in the United Arab Emirates, Saudi Arabia and Egypt and entered into new NDC relationships with third parties in other countries.

We rely on our NDCs and the manner in which they operate their business to develop and promote our global business. Our top ten NDCs generated approximately $230 million (11%) of our revenue for the year ended December 31, 2011. We pay each of our NDCs a commission relative to the number of segments booked by subscribers with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees further and to lower commissions. Recent examples include Delta Air Lines, Inc.’s acquisition of Northwest Airlines Corp., the merger of United and Continental Airlines, Lufthansa’s acquisition of Swiss International, Brussels Airlines and Austrian Airlines, Air France’s acquisition of KLM, the acquisition of AirTran Airways by Southwest Airlines and the merger of British Airways and Iberia. In addition, cooperation has increased within the Oneworld, SkyTeam and Star alliances. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity, which may adversely impact the ability of our business to generate revenue.

Consolidation among travel agencies and competition for travel agency customers may also adversely affect our results of operations, since we compete to attract and retain travel agency customers. Reductions in commissions paid by some travel suppliers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and GDS-paid inducements and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agency customers and increases the ability of those travel agencies to negotiate higher GDS-paid inducements. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our GDS is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase inducements, pre-pay inducements or increase spending on marketing or product development.

In addition, any consolidation among the airlines for which we provide IT hosting systems could impact our Airline IT Solutions business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate. For example, the integration of United and Continental resulted in United providing us with notice of termination of the master services agreement for the Apollo reservations system operated by us for United. The integration of the United-Continental systems was completed in early March 2011. We expect that such termination will have an impact on our results of operations beginning in the first quarter of 2012 due to the loss of fees resulting from this agreement. In addition, the integration of operations by Delta Air Lines, Inc. and Northwest Airlines Corp. resulted in a reduction in revenue and EBITDA in 2010 and beyond.

Operational Risks

We rely on information technology to operate our business and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We have recently introduced a number of new products and services, such as Travelport Universal Desktop, Travelport Smartpoint App and next generation search and shopping functions. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.

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

We rely primarily on a single data center to conduct our business.

Our business, which utilizes a significant amount of our information technology, and the financial business systems rely on computer infrastructure primarily housed in our data center near Atlanta, Georgia, to conduct its business. In the event the operations of this data center suffer any significant interruptions or the GDS data center becomes significantly inoperable, such event would have a material adverse impact on our business and reputation and could result in a loss of customers. Although we have taken steps to strengthen physical and information security and add redundancy to this facility, the GDS data center could be exposed to damage or interruption from fire, natural disaster, power loss, war, acts of terrorism, plane crashes, telecommunications failure, computer malfunctions, unauthorized entry, IT hacking and computer viruses. The steps we have taken and continue to take to prevent system failure and unauthorized transaction activity may not be successful. Our limited use of backup and disaster recovery systems may not allow us to recover from a system failure fully, or on a timely basis, and our property and business insurance may not be adequate to compensate us for all losses that may occur.

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

In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our technologies or systems, or any substantial loss of data, could significantly curtail our ability to conduct our business and generate revenue. We could incur financial liability from fraudulent activity perpetrated on our systems.

We are dependent upon software, equipment and services provided by third parties.

We are dependent upon software, equipment and services provided and/or managed by third parties in the operation of our business. In the event that the performance of such software, equipment or services provided and/or managed by third parties deteriorates or our arrangements with any of these third parties related to the provision and/or management of software, equipment or services are terminated, we may not be able to find alternative services, equipment or software on a timely basis or on commercially reasonable terms, or at all, or be able to do so without significant cost or disruptions to our business, and our relationships with our customers may be adversely impacted. We have experienced occasional system outages arising from services that were provided by one of our key third-party providers. Our failure to secure agreements with such third parties, or of such third parties to perform under such agreements, may have a material adverse effect on our business, financial condition or results of operations.

We provide IT services to travel suppliers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.

We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of six airlines worldwide, including Delta, and provide IT subscription services for mission-critical applications in fares, pricing and e-ticketing, directly and indirectly, to 275 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively impact revenue. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

Delta, one of our largest IT services customers, completed its acquisition of Northwest, another of our largest IT services customers. As part of their integration, Delta and Northwest migrated to a common IT platform and have reduced needs for our IT services after the integration. As a result of the integration of Delta’s and Northwest’s operations, which we managed, in 2010, the revenue and EBITDA attributable to contracts with these airlines, which include Airline IT Solutions and transaction processing services, decreased by approximately $22 million and $15 million, respectively.

In December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by us for United. The integration of the United-Continental systems was completed in early March 2011. We expect that such termination will have an impact on our results of operations beginning in the first quarter of 2012 due to the loss of fees resulting from this agreement. We currently expect this could negatively impact EBITDA by $60 million to $70 million on a full year basis once United has fully transitioned off our system.

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

We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, government agencies in the United States have implemented initiatives to enhance national and aviation security in the United States, including the Transportation Security Administration’s Secure Flight program and the Advance Passenger Information System of U.S. Customs and Border Protection. These initiatives primarily affect airlines. However, to the extent that the airlines determine the need to define and implement standards for data that is either not structured in a format we use or is not currently supplied by our businesses, we could be adversely affected. In addition, the E.U. and other governments are considering the adoption of passenger screening and advance passenger systems similar to the U.S. programs. This may result in conflicting legal requirements with respect to data handling and, in turn, affect the type and format of data currently supplied by our business.

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

We incur substantial expense to protect against security breaches and their consequences. However, our security measures may not prevent data security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our data security systems could also obtain proprietary information or cause significant interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause our current and potential travel suppliers and travel agencies to lose confidence in our data security, which would have a negative effect on the demand for our products and services.

We have been the target of data security attacks and may experience attacks in the future. Although we have managed to substantially counter these attacks and minimize our exposure, there can be no assurances that we will be able to successfully counter and limit any such attacks in the future.

We are subject to additional risks as a result of having global operations.

We operate in over 170 countries. As a result of having global operations, we are subject to numerous risks. At any given time, one or more of the following principal risks may apply to any or all of countries in which we operate:

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

Investment funds associated with, or designated by, the Sponsor together are the largest beneficial owner of the outstanding voting shares of our ultimate parent company. As a result of this ownership, the Sponsor is entitled to elect the majority of our directors, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, subject to the approval of the New Shareholders for certain actions, including adopting most amendments to our bye-laws and approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests. Through its effective control of our ultimate parent company, the Sponsor effectively controls us and all of our subsidiaries.

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

Financial and Taxation Risks

We have a substantial level of indebtedness which may have an adverse impact on us.

We are highly leveraged. As of December 31, 2011, our total indebtedness was $3,407 million, including approximately $1.6 billion of term loans under our senior secured credit agreement, approximately $200 million of second priority secured notes and approximately $1.5 billion of senior and senior subordinated notes. Of these amounts, approximately $1.5 billion of extended term loans are due August 2015, and approximately $160 million of non-extended term loans are due August 2013. Approximately $800 million of senior notes mature in September 2014, and if these senior notes are not repaid or refinanced prior to May 2014, the extended term loans will become due in May 2014. If we are unable to repay or refinance our debt on our prior to its maturity, this would result in a default under the agreements governing our outstanding indebtedness.

We currently have an additional $181 million available for borrowing under our revolving credit facility. In addition, we currently maintain a $133 million letter of credit facility collateralized by $137 million of restricted cash, and a $13 million synthetic letter of credit facility. As of December 31, 2011, we had approximately $10 million of commitments outstanding under our synthetic letter of credit facility and $103 million of commitments outstanding under our cash collateralized letter of credit facility. Pursuant to our separation agreement with Orbitz Worldwide, we maintain letters of credit under our letter of credit facilities on behalf of Orbitz Worldwide. As of December 31, 2011, we had commitments of approximately $75 million in letters of credit outstanding on behalf of Orbitz Worldwide.

Our substantial level of indebtedness could have important consequences for us, including the following:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our capital expenditure and future business opportunities;

•	exposing us to the risk of higher interest rates because certain of our borrowings, including our secured borrowings and our senior notes due 2014, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional equity or debt financing for general corporate purposes, acquisitions, investments, capital expenditures or other strategic purposes;

•	limiting our ability to adjust to changing business conditions and placing us at a competitive disadvantage to our less highly leveraged competitors; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

In addition to our substantial level of indebtedness discussed above, on October 3, 2011, in connection with the completion of the Restructuring with respect to our direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans due March 27, 2012, Holdings entered into an amended and restated credit agreement in respect of the PIK term loans (the “Holding Company Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, UBS Securities LLC and Lehman Commercial Paper Inc., as co-syndication agents, and certain lenders from time to time party thereto. As of October 3, 2011, after giving effect to the transactions in connection with the Restructuring, approximately $422.9 million of the PIK term loans remained outstanding under the Holding Company Amended and Restated Credit Agreement. Pursuant to the Holding Company Amended and Restated Credit Agreement, the maturity date of a $135 million tranche (the “Tranche A Extended PIK Loans”) of the $422.9 million outstanding amount of the PIK term loans was extended to September 30, 2012; however, if certain conditions and events do not occur by such date, the maturity date of the Tranche A Extended PIK Loans will be automatically extended to December 1, 2016, as set forth in the Holding Company Amended and Restated Credit Agreement. The remaining $287.9 million tranche (the “Tranche B Extended PIK Loans”) was extended to December 1, 2016. Interest on the Tranche A Extended PIK Loans and Tranche B Extended PIK Loans is capitalized quarterly in arrears at a rate currently at LIBOR plus 6% and LIBOR plus 13.5%, respectively. Interest is paid-in-kind unless Holdings elects to pay the interest in cash, provided that any such cash payment is permitted under our senior secured credit agreement.

Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, Holdings may be dependent upon dividends or distributions and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations under the Holding Company Amended and Restated Credit Agreement. If Holdings is unable to repay amounts outstanding under the Holding Company Amended and Restated Credit Agreement when they become due, Holdings’ failure to pay such amounts would not be a default under our existing senior secured credit agreement or the indentures governing our notes. However, if Holdings were to restructure or refinance its obligations under the Holding Company Amended and Restated Credit Agreement in a manner that would result in a change of control under the terms of our existing senior secured credit agreement and the indentures governing our notes or any future credit facilities and agreements governing our indebtedness as a result of restructuring or refinancing any of our existing indebtedness, or were to take other actions that result in such a change of control, we may be required to repay all amounts outstanding under such agreements governing our indebtedness or make an offer to purchase all outstanding notes at a price and under the terms and conditions specified under indentures governing such notes. We may not have the ability to repay such amounts and make such note purchases, which would result in a default under our senior secured credit agreement and the indentures governing our notes.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain compliance with a maximum total leverage ratio and a first lien leverage ratio, as well as maintain a minimum cash balance at the end of each fiscal quarter. Our ability to meet these requirements can be affected by events beyond our control and, in the longer term, we may not be able to meet such requirements. A breach of any of these covenants could result in a default under our senior secured credit agreement and our indentures. Upon the occurrence of an event of default under our senior secured credit agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under our senior secured credit agreement could take action or exercise remedies, including proceeding against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the lenders under our senior secured credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay amounts outstanding under our senior secured credit agreement, as well as our other secured borrowings or unsecured indebtedness, including our notes.

Despite our high indebtedness level, we may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial indebtedness in connection with an acquisition or for other purposes in the future so long as we are in compliance with the financial covenants under our senior secured credit agreement. All of those borrowings and any other secured indebtedness permitted under the senior secured credit agreement and the indentures are effectively senior to our notes and the subsidiary guarantees. In addition, the indentures governing the notes do not prevent us from incurring obligations that do not constitute indebtedness. If we were to incur such additional indebtedness, the risks associated with our substantial level of indebtedness would increase, which could limit our financial and operational flexibility.

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

Our results of operations are reported in U.S. dollars. While most of our revenue is denominated in U.S. dollars, a portion of our revenue and costs, including interest obligations on a portion of our senior secured credit facilities under our senior secured credit agreement and on the euro denominated senior notes due 2014 and senior subordinated notes, is denominated in other currencies, such as pounds sterling, the euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income or loss. Similarly, our local currency-based net assets, revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

Risks Related to Our Relationship with Orbitz Worldwide

We have recorded a significant charge to earnings, and may in the future be required to record additional significant charges to earnings if our investment in the equity of Orbitz Worldwide continues to be impaired.

We own approximately 48% of Orbitz Worldwide’s outstanding common stock, which we account for using the equity method of accounting. We recorded losses of $18 million related to our investment in Orbitz Worldwide for the year ended December 31, 2011.

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

As of December 31, 2011, the fair market value of our investment in Orbitz Worldwide was approximately $184 million and the carrying value of our investment was approximately $77 million. The results of Orbitz Worldwide for the year ended December 31, 2011 were impacted by an impairment charge recorded by Orbitz Worldwide amounting to $50 million as a result of lower than expected performance and future cash flows for its HotelClub and CheapTickets brands. We may be required in the future to record additional charges to earnings if our investment in the equity of Orbitz Worldwide becomes impaired. Any such charges would adversely impact our results of operations.

Orbitz Worldwide is an important customer of our business.

Orbitz Worldwide is our largest GDS subscriber, accounting for 13% of our total air segments in the year ended December 31, 2011. Our agreements with Orbitz Worldwide may not be renewed at their expiration or may be renewed on terms less favorable to us. In the event Orbitz Worldwide terminates its relationships with us or Orbitz Worldwide’s business is materially impacted for any reason and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDS, our business and results of operations would be adversely affected.

Legal and Regulatory Risks

From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.

We are, and in the future may be, subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations. Currently, we are involved in a legal proceeding related to the Restructuring with Computershare Trust Company, N.A., the trustee under the indentures governing our outstanding senior notes and subordinated notes. The pendency of such legal proceeding until resolved could impede our ability to raise equity or debt financing for general corporate purposes, acquisitions, investments, capital expenditures or other strategic purposes. See Part I, Item 3 — Legal Proceedings — of this Annual Report on Form 10-K for additional information.

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

Our business is regulated, and any failure to comply with such regulations or any changes in such regulations could adversely affect us.

We operate in a regulated industry. Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or the enactment of new laws, rules and/or regulations applicable to us, which could decrease demand for products and services, increase costs or subject us to additional liabilities. Moreover, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

We store a large volume of personally identifiable information which is subject to legislation and regulation in numerous jurisdictions around the world, including in the U.S., where we are safe harbor certified, and in Europe.

In Europe, CRS regulations or interpretations of them may increase our cost of doing business or lower our revenues, limit our ability to sell marketing data, impact relationships with travel agencies, airlines, rail companies, or others, impair the enforceability of existing agreements with travel agencies and other users of our system, prohibit or limit us from offering services or products, or limit our ability to establish or change fees.

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

Annex 1(9) of the CRS regulations requires a GDS to display a rail or rail/air alternative to air travel, on the first screen of their principal displays, in certain circumstances. We currently have few rail participants in our

GDS. We can display direct point to point rail services in our GDS principal displays, for those rail operators that participate in our GDS. Given the lack of harmonization in the rail industry, displaying rail connections in a similar way to airline connections is extremely complex, particularly in relation to timetabling, ticketing and booking systems. We are working towards a solution that will include functionality to search and display connected rail alternatives at such time as the rail industry in Europe provides a technically efficient means to do so. We understand that such efficiencies lie at the heart of the European Commission’s policy objectives to sustain a high quality level of European rail services in the future.

Although regulations governing GDSs have been lifted in the United States, continued regulation of GDSs in the European Union and elsewhere could also create the operational challenge of supporting different products, services and business practices to conform to the different regulatory regimes.

Our failure to comply with these laws and regulations may subject us to fines, penalties and potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations. We do not currently maintain a central database of regulatory requirements affecting our worldwide operations and, as a result, the risk of non-compliance with the laws and regulations described above is heightened.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not Applicable.

ITEM 2.    PROPERTIES

Headquarters and Corporate Offices

Our principal executive office is located in Atlanta, Georgia, under a lease with a term of ten years that expires in December 2014.

We also have an office in Langley in the United Kingdom, under a lease with a term of 20 years which expires in June 2022.

Operations

Our operational business global headquarters are located in our Langley, United Kingdom offices. Our operational business U.S. headquarters are located in Atlanta, Georgia.

In addition, we have leased facilities in 40 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in leased offices in Denver, Colorado, under a 15 year lease expiring in July 2014 and leased offices in Kansas City, Missouri under a lease expiring in February 2021.

The table below provides a summary of our key facilities:

Location	Purpose	Leased / Owned
Atlanta, Georgia	Corporate Headquarters; GDS Operational Business	Leased
Langley, United Kingdom	Operational Business Global Headquarters	Leased
Atlanta, Georgia	Data Center	Leased
Denver, Colorado	Product Development Center	Leased
Kansas City, Missouri	Product Development Center	Leased

Data Centers

We operate a data center out of leased facilities in Atlanta, Georgia, pursuant to a lease that expires in August 2022. The Atlanta facility is leased from an affiliate of Digital Realty Trust, Inc., a global data center provider, following an assignment of the lease by Delta. In September 2008, we moved our primary systems infrastructure and web and database servers for our Galileo GDS operations from our Denver, Colorado facility to the Atlanta, Georgia facility, which, prior to the consolidation, supported our Worldspan operations. The Atlanta data center powers our consolidated GDS operations and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Technology (a subsidiary of Delta). We and Delta each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area. We use our data center in Denver, which we own, to offer co-location services.

We believe that our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL	PROCEEDINGS

American Airlines.    On April 12, 2011, American Airlines filed suit against us and Orbitz Worldwide in the United States District Court for the Northern District of Texas. American Airlines amended its complaint on June 9, 2011 to add Sabre as a defendant. On November 21, 2011, the court dismissed all but one claim against us, but American Airlines amended its complaint again on December 5, 2011, asserting three new claims and reasserting one previously dismissed claim against us. On December 22, 2011, we moved to dismiss parts of the new complaint, and that motion remains pending. On February 28, 2012, the court granted American Airlines leave to reassert a more limited version of one of its previously dismissed claims against us, and we will have an opportunity to move for dismissal if and when their claim is reasserted.

American Airlines is alleging violations of US federal antitrust laws based on the ways in which we operate our GDS and the terms of our contracts with suppliers and subscribers, including Orbitz Worldwide. The suit seeks injunctive relief and damages in an unspecified amount. We believe American Airlines’ claims are without merit, and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition.

On December 22, 2011, we filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against us and other industry participants. On February 21, 2012, American Airlines moved for dismissal of our counterclaims.

DOJ.    On May 19, 2011, we received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), which seeks our documents and data in connection with an investigation into whether there have been “horizontal and vertical restraints of trade by global distribution systems.” The investigation is ongoing, and we are in the process of complying with the CID and cooperating with the DOJ in its investigation.

Declaratory Judgment.    In September 2011, we received letters from Dewey & LeBoeuf LLP as counsel to certain holders of our outstanding senior and senior subordinated notes (the “Notes”) making certain assertions alleging potential events of default under the indentures related to the Restructuring. We disagree with the assertions in the letters, and we believe that we are in full compliance with the provisions of the indentures for the Notes.

On October 28, 2011, pursuant to the terms of the Restructuring, we filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as initial trustee under the indentures governing the Notes, in the United States District Court for the Southern District of New York, and we filed an amended complaint on November 3, 2011. In this declaratory judgment action, we are seeking a ruling from the court that the investment of $135 million in a newly-created unrestricted subsidiary is permissible under the terms of the indentures and, therefore, not an event of default under the indentures as alleged in the letters referenced above. In the event we do not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made.

On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the indentures governing such Notes) filed an answer and counterclaim in response to our amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the court that the investment of $135 million described above would violate the terms of the indentures and would constitute an event of default under the indentures if the payment was made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to us, and by us to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. We believe these claims are without merit although no assurances can be given due to the uncertainty inherent in litigation.

NDC Arbitration.    In connection with former third-party NDC arrangements, we have been involved in a dispute with three of our former NDC partners regarding the payment of certain disputed fees. During the fourth quarter of 2010, the dispute with respect to one such former partner was concluded completely in our favor by third party arbitrators. On November 18, 2011 and March 15, 2012, in the disputes with different partners, arbitrators rendered decisions against us which resulted in a charge of approximately $35 million in the fourth quarter of 2011, including legal costs. While we disagree with the findings of these arbitration decisions, such decisions are binding and not appealable.

In addition, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

ITEM 4. REMOVED	AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of Travelport Holdings Limited. There is no public trading market for our common stock.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Financing Arrangements” for a discussion of potential restrictions on our ability to pay dividends or make distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2009, 2008 and 2007 and the statement of operations data and statement of cash flows data for the year ended December 31, 2008 and 2007 are derived from audited financial statements that are not included in this Annual Report on Form 10-K and have been restated to retroactively represent discontinued operations as discussed below.

In May 2011, we completed the sale of our GTA business which qualifies to be reported as discontinued operations. The gain from the disposal of the GTA business and the results of operations of the GTA business are presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows. The assets and liabilities of the GTA business are classified as discontinued operations on our consolidated balance sheets for periods presented prior to the sale.

On August 21, 2007, we acquired 100% of Worldspan for approximately $1.3 billion in cash and other consideration. Worldspan is a provider of electronic distribution of travel information services serving customers worldwide, and its results are included in our consolidated financial statements from the acquisition date forward.

We were the sole owner of Orbitz Worldwide until July 25, 2007, when Orbitz Worldwide sold approximately 41% of its shares of common stock upon completing its initial public offering. We continued to consolidate the results of Orbitz Worldwide until October 31, 2007 when, pursuant to an internal restructuring, we transferred approximately 11% of the then outstanding equity in Orbitz Worldwide to affiliates. As a result of this transaction, effective October 31, 2007, we no longer consolidate Orbitz Worldwide, and account for our investment in Orbitz Worldwide under the equity method of accounting.

The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data

	Year Ended December 31,
(in $ millions)	2011	2010	2009	2008	2007

Net revenue	2,035	1,996	1,981	2,171	2,450

Costs and expenses
Cost of revenue	1,211	1,119	1,049	1,186	1,118
Selling, general and administrative	358	382	402	478	1,089
Restructuring charges	4	11	15	23	88
Depreciation and amortization	227	210	187	200	186
Other expense (income)	35	—	(5)	7	2

Total costs and expenses	1,835	1,722	1,648	1,894	2,483

Operating income (loss)	200	274	333	277	(33)
Interest expense, net	(287)	(272)	(286)	(342)	(373)
Gain on early extinguishment of debt	—	2	10	29	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(87)	4	57	(36)	(406)
Provision for income taxes	(29)	(47)	(23)	(27)	(57)
Equity in losses of investment in Orbitz Worldwide	(18)	(28)	(162)	(144)	(4)

Net loss from continuing operations	(134)	(71)	(128)	(207)	(467)
(Loss) income from discontinued operations, net of tax	(6)	27	(741)	31	30
Gain (loss) from disposal of discontinued operations, net of tax	312	—	—	—	(6)

Net income (loss)	172	(44)	(869)	(176)	(443)
Net loss (income) attributable to non-controlling interest in subsidiaries	3	1	(2)	(3)	3

Net income (loss) attributable to the Company	175	(43)	(871)	(179)	(440)

Balance Sheet Data

	December 31,
(in $ millions)	2011	2010	2009	2008	2007

Cash and cash equivalents	124	94	124	292	244
Total current assets (excluding cash and cash equivalents and assets of discontinued operations)	351	350	312	310	444
Assets of discontinued operations	—	1,066	1,091	1,907	2,049
Property and equipment, net	431	484	410	444	499
Goodwill and other intangible assets, net	1,981	2,070	2,147	2,229	2,303
All other non-current assets	457	436	262	388	611

Total assets	3,344	4,500	4,346	5,570	6,150

Total current liabilities (excluding liabilities of discontinued operations)	623	564	531	535	621
Liabilities of discontinued operations	—	555	526	616	672
Long-term debt	3,357	3,796	3,640	3,783	3,751
All other non-current liabilities	321	257	241	217	216

Total liabilities	4,301	5,172	4,938	5,151	5,260

Total equity	(957)	(672)	(592)	419	890

Total liabilities and equity	3,344	4,500	4,346	5,570	6,150

Statement of Cash Flows Data

	Year Ended December 31,
(in $ millions)	2011	2010	2009	2008	2007

Net cash provided by operating activities of continuing operations	124	181	166	67	145
Net cash (used in) provided by operating activities of discontinued operations	(12)	103	73	57	81
Net cash provided by (used in) investing activities	556	(241)	(55)	(84)	(1,141)
Net cash (used in) provided by financing activities	(791)	(22)	(317)	6	1,137
Effects of changes in exchange rates on cash and cash equivalents	5	4	5	(10)	4

Net (decrease) increase in cash and cash equivalents	(118)	25	(128)	36	226

Other Financial Data

	Year Ended December 31,
(in $ millions)	2011	2010	2009		2008	2007

Ratio of earnings to fixed charges(a)	n/a	n/a	1.17	x	n/a	n/a

(a)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide, plus fixed charges net of interested capitalized and adjusted for amortization of capitalized interest and non-controlling interest in pre-tax income of subsidiaries that have not incurred fixed charges. Fixed charges comprise interest for the period and include amortization of debt financing costs, interest capitalized and the interest portion of rental payments. For each of the years ended December 31, 2011, 2010, 2008 and 2007, earnings were insufficient to cover fixed charges by $86 million, $1 million, $39 million and $403 million, respectively.

Selected Quarterly Financial Data

Provided below is selected unaudited quarterly financial data for 2011 and 2010:

	2011
(in $ millions)	First	Second	Third	Fourth
Net revenue	531	530	509	465
Cost of revenue	317	310	313	271
Operating income	79	66	51	4
Net loss from continuing operations	(14)	(10)	(26)	(84)
Net (loss) income	(24)	306	(26)	(84)
Net (loss) income attributable to the Company	(23)	306	(26)	(82)

	2010
(in $ millions)	First	Second	Third	Fourth
Net revenue	536	520	488	452
Cost of revenue	303	285	279	252
Operating income	72	82	75	45
Net (loss) income from continuing operations	(12)	10	3	(72)
Net (loss) income	(21)	22	24	(69)
Net (loss) income attributable to the Company	(21)	22	25	(69)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and the financial condition for each of the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the consolidated financial statements and related notes reported in accordance with US GAAP and included elsewhere in this Annual Report on Form 10-K. The discussion includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements”. Unless otherwise noted, all amounts are in $ millions.

Overview

We are a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe we are one of the most diversified of such companies in the world, both geographically and in the scope of the services we provide.

Our business consists of our global distribution systems (“GDS”), which provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS provides travel distribution services to approximately 760 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2011, approximately 166 million tickets were issued through our GDS. Our GDS processed up to 2.2 billion travel-related messages per day in 2011.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta, as well as five other Airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 410 airlines, airports and airline ground handlers globally.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Years Ended December 31,
(in $ millions, except segment data)	2011	2010	2009
Travelport KPIs
Net revenue	2,035	1,996	1,981
Operating income	200	274	333
Travelport Adjusted EBITDA	507	545	573
Segments (in millions)
Americas	176	172	170
Europe	85	84	80
APAC	56	55	48
MEA	38	38	40
Total	355	349	338

We monitor the performance of our business based on both financial and operational measures. These include the following:

Travelport Adjusted EBITDA

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation and amortization, interest, income tax, and other costs we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of our results as reported under US GAAP.

We define Travelport Adjusted EBITDA as net income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, income taxes, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management across our Company to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the acquisition of Worldspan and subsequent integration, the transfer of our finance and human resources functions from the United States to the United Kingdom and the associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, expenses incurred to acquire and integrate our portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, and litigation and related costs.

The following table provides a reconciliation of net loss from continuing operations to Travelport Adjusted EBITDA:

	Years Ended December 31,
(in $ millions)	2011	2010	2009

Net loss from continuing operations	(134)	(71)	(128)
Equity in losses of investment in Orbitz Worldwide	18	28	162
Provision for income taxes	29	47	23
Depreciation and amortization	227	210	187
Interest expense, net	287	272	286

EBITDA	427	486	530
Adjustments:
Corporate transaction costs (1)	13	34	25
Sponsor monitoring fees	—	—	7
Restructuring charges (2)	4	11	15
Equity-based compensation	5	5	10
Litigation and related costs	50	—	—
Other (3)	8	9	(14)

Total adjustments	80	59	43

Travelport Adjusted EBITDA	507	545	573

(1)	Corporate transaction costs represents costs related to strategic transactions (including the proposed offering of securities in 2010), internal re-organization (including costs incurred in 2009 in relation to the integration of Worldspan) and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other includes (i) amounts relating to purchase accounting impacts, including deferred revenue adjustments, recorded at the time of the acquisition of the Travelport business from Cendant (totaling $2 million for the year ended December 31, 2011 and $3 million for each of the years ended December 31, 2010 and 2009), (ii) $7 million of write-off and impairment of non-current assets for the year ended December 31, 2011, (iii) unrealized (gains) losses on foreign exchange derivatives (totaling $(1) million, $3 million and $(6) million for the years ended December 31, 2011, 2010 and 2009, respectively), and (iv) a $2 million and $10 million gain on early extinguishment of debt for the years ended December 31, 2010 and 2009, respectively.

Segments

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

Net Revenue

Transaction Processing Net Revenue:    Transaction processing net revenue is primarily derived from transaction fees paid by travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDS operate an electronic marketplace in which travel suppliers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel suppliers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel suppliers’ services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the GDS.

Fees paid by travel suppliers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel supplier’s internal systems. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, which are not significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The later recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

In international markets, we employ a hybrid sales and marketing model consisting of direct sales, SMOs and indirect NDCs. In the United States, we only employ an SMO model. In markets supported by our SMOs, we enter into agreements with subscribers which provide for incentives in the form of development advances, including cash payments, equipment or other services at no charge. The amount of the development advance varies depending upon the expected volume of the subscriber’s business. We establish liabilities for these development advances at the inception of the contract and defer the expense. The development advance expense is then recognized as revenue is earned in accordance with the contractual terms. In markets not supported by our SMOs, we utilize an NDC structure, where feasible, in order to take advantage of the NDC partner’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC’s territory.

Airline IT Solutions Net Revenue:     We also provide technology services and solutions for the airline and hotel industry focusing on marketing and sales intelligence, reservation and passenger service system and e-commerce solutions. Such revenue is recognized as the service is performed.

Operating Income

Operating income consists of Net Revenue less cost of revenue, selling, general and administrative (“SG&A”) expenses, restructuring charges, depreciation, amortization, and other income or expenses.

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

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions:    Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. For the year ended December 31, 2011, approximately 83% of our segment volumes were represented by air segments flown, 4% of segment volumes attributable to other air segments (such as cancellations on the day of travel), with land and sea bookings accounting for the remaining 13%. Between 2003 and 2011, air travel volumes increased at a compounded annual growth rate of 5.5%, approximately twice the rate of global GDP.

Our Share of the GDS Industry:    For the year ended December 31, 2011, we accounted for 28% of global GDS-processed air segments. Our share of GDS-processed air segments increased significantly following the Worldspan Acquisition, from an estimated 22% in 2006 to 28% by 2011. Our share of the GDS industry has been impacted by (i) growth in the online travel agent channel compared to traditional travel agencies, particularly in Europe, where our products and services for online travel agencies during the period were less competitive, and (ii) our strategic decision to transition from an NDC operating model in certain Middle Eastern countries to using SMOs, resulting in improved margins but reduced segment volumes.

Consolidations within the Airline Industry:    As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012.

Seasonality:    Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the first and second calendar quarters of the year, with revenue peaking as travelers plan and purchase in advance their spring and summer travel. Revenue typically declines in the third and fourth quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

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

Litigation and related costs:    We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters, and for costs of defending against such matters. However, litigation is inherently unpredictable and although we believe our accruals are adequate and we have valid defenses in these matters, unfavourable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

We have been involved in disputes with three of our former NDC partners regarding the payment of certain disputed fees. During the fourth quarter of 2010, the dispute with respect to one such former partner was concluded in our favor by third party arbitrators. In November 2011 and March 2012, in the disputes with different partners, arbitrators rendered decisions against us which have had a material impact on our results of operations. We are currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. We believe American Airlines’ claims are without merit and, while no assurance can be provided, we do not believe the outcome of these disputes will have a material adverse effect on our results of operations or liquidity condition.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Net revenue	2,035	1,996	39	2

Costs and expenses
Cost of revenue	1,211	1,119	92	8
Selling, general and administrative	358	382	(24)	(6)
Restructuring charges	4	11	(7)	(64)
Depreciation and amortization	227	210	17	8
Other expense	35	—	35	*

Total costs and expenses	1,835	1,722	113	7

Operating income	200	274	(74)	(27)
Interest expense, net	(287)	(272)	(15)	(6)
Gain on early extinguishment of debt	—	2	(2)	(100)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(87)	4	(91)	*
Provision for income taxes	(29)	(47)	18	38
Equity in losses of investment in Orbitz Worldwide	(18)	(28)	10	36

Net loss from continuing operations	(134)	(71)	(63)	(89)
(Loss) income from discontinued operations, net of tax	(6)	27	(33)	(122)
Gain from disposal of discontinued operations, net of tax	312	—	312	*

Net income (loss)	172	(44)	216	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Transaction processing revenue	1,823	1,797	26	1
Airline IT solutions revenue	212	199	13	7

Net revenue	2,035	1,996	39	2

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Americas	719	717	2	—
Europe	539	523	16	3
APAC	315	300	15	5
MEA	250	257	(7)	(3)

Transaction processing revenue	1,823	1,797	26	1

Net revenue increased by $39 million (2%) as a result of a $26 million (1%) increase in transaction processing revenue and a $13 million (7%) increase in Airline IT solutions revenue. Americas transaction processing revenue increased marginally by $2 million, with a 2% increase in segment volume offset by a 2% decline in the average revenue per segment. Europe transaction processing revenue increased by $16 million (3%) due to a 2% increase in the average revenue per segment and a 1% increase in segment volume. APAC transaction processing revenue increased by $15 million (5%) due to a 3% increase in the average revenue per segment and a 2% increase in segment volume. MEA transaction processing revenue decreased by $7 million (3%) primarily due to an $8 million adjustment related to revenue reserves booked in the first quarter of 2011.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Commissions	935	859	76	9
Telecommunication and technology costs	276	260	16	6

Cost of revenue	1,211	1,119	92	8

Cost of revenue increased by $92 million (8%) as a result of a $76 million (9%) increase in commissions paid to travel agencies and NDCs and a $16 million (6%) increase in telecommunication and technology costs. The increase in commission costs is primarily due to a 6% increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

SG&A costs decreased by $24 million (6%) for the year ended December 31, 2011 due to a reduction in corporate transactions costs of $21 million, primarily due to costs incurred during 2010 related to a proposed offering of securities. SG&A costs for 2011 include approximately $30 million of incremental salaries and wages, primarily due to the re-introduction of the employee incentive plan, however, these costs were offset by the favorable impact of effective cost management and the realized impact of foreign exchange derivative instruments.

Restructuring Charges

Restructuring charges decreased by $7 million (64%) for the year ended December 31, 2011 compared to the year ended December 31, 2010. For the year ended December 31, 2011, these costs relate to the strategic initiatives undertaken during the fourth quarter of 2010 to consolidate and rationalize certain of our centralized functions and existing processes. For the year ended December 31, 2010, restructuring charges primarily relate to exiting a lease arrangement in the US as a result of relocation and costs related to the strategic initiatives undertaken during the fourth quarter of 2010.

Depreciation and Amortization

Depreciation and amortization increased by $17 million (8%) primarily due to increased depreciation following a significant purchase of new software and equipment in March 2010 and other fixed assets additions.

Other Expense

During the year ended December 31, 2011, we incurred $35 million for costs related to NDC arbitration and related costs, with no such costs incurred for the year ended December 31, 2010.

Interest Expense, Net

Interest expense, net increased by $15 million (6%) primarily due to (i) an increase of $31 million as a result of higher interest rates arising from amendments made to the senior secured credit agreement in the fourth quarter of 2010; (ii) an increase of $11 million as a result of incremental fees and expenses arising from our debt restructuring in September 2011; partially offset by (iii) a $14 million reduction in interest costs as a result of the early repayment of $655 million of term loans following the sale of our GTA business in the second quarter of 2011; and (iv) a $16 million reduction due to a change in fair value of interest rate derivative instruments.

Gain on Early Extinguishment of Debt

During the year ended December 31, 2010, we repurchased $20 million of our senior notes at a discount, resulting in a $2 million gain from early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs materially from the US federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the historical losses with adjustments to the valuation allowance in 2011 and 2010; and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the tax benefit (provision) at the US statutory tax rate of 35% is as follows:

	Year Ended December 31,
(in $ millions)	2011	2010
Tax benefit (provision) at US federal statutory rate of 35%	30	(1)
Taxes on non-US operations at alternative rates	(55)	(24)
Liability for uncertain tax positions	(3)	(2)
Change in valuation allowance	(1)	(10)
Non-deductible expenses	(5)	(9)
Other	5	(1)

Provision for income taxes	(29)	(47)

Equity in Losses of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $18 million for the year ended December 31, 2011 compared to losses of $28 million for the year ended December 31, 2010. These losses reflect our 48% ownership interest in Orbitz Worldwide. Orbitz Worldwide recorded an impairment charge on certain of its intangible assets amounting to $50 million and $81 million for the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Change
(in $ millions)	2010	2009	$	%
Net revenue	1,996	1,981	15	1

Costs and expenses
Cost of revenue	1,119	1,049	70	7
Selling, general and administrative	382	402	(20)	(5)
Restructuring charges	11	15	(4)	(27)
Depreciation and amortization	210	187	23	12
Other income	—	(5)	5	100

Total costs and expenses	1,722	1,648	74	4

Operating income	274	333	(59)	(18)
Interest expense, net	(272)	(286)	14	5
Gain on early extinguishment of debt	2	10	(8)	(80)

Income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	4	57	(53)	(93)
Provision for income taxes	(47)	(23)	(24)	(104)
Equity in losses of investment in Orbitz Worldwide	(28)	(162)	134	83

Net loss from continuing operations	(71)	(128)	57	45
Income (loss) from discontinued operations, net of tax	27	(741)	768	104

Net loss	(44)	(869)	825	95

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2010	2009	$	%
Transaction processing revenue	1,797	1,758	39	2
Airline IT solutions revenue	199	223	(24)	(11)

Net revenue	1,996	1,981	15	1

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2010	2009	$	%
Americas	717	726	(9)	(1)
Europe	523	505	18	4
APAC	300	264	36	14
MEA	257	263	(6)	(2)

Transaction processing revenue	1,797	1,758	39	2

Net revenue increased $15 million (1%) as a result of a $39 million (2%) increase in transaction processing revenue, partially offset by a $24 million (11%) decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased $9 million (1%) due to a 3% decline in average revenue per segment, partially offset by a 2% increase in segment volume. Europe transaction processing revenue increased $18 million (4%) due to a 5% increase in segment volume offset by a 1% decline in average revenue per segment. APAC transaction processing revenue increased $36 million (14%) due to a 13% increase in segment volume and a 1% increase in average revenue per segment. MEA transaction processing revenue decreased $6 million (2%) due to a 2% increase in average revenue per segment offset by a 4% decline in segment volume. Airline IT Solutions revenue decreased $24 million (11%) primarily due to lower hosting revenues arising from the Delta Northwest merger.

The GDS business experienced an improvement in global demand during the year ended December 31, 2010, as reflected in the 3% increase in segment volumes, which was attributable to global economic conditions, including improved consumer confidence, an increase in business travel and an increase in airline capacity.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2010	2009	$	%
Commissions	859	771	88	11
Telecommunication and technology costs	260	278	(18)	(6)

Cost of revenue	1,119	1,049	70	7

Cost of revenue increased by $70 million (7%) as a result of an $88 million (11%) increase in commissions paid to travel agencies and NDCs offset by an $18 million (6%) decrease in telecommunication and technology costs. The increase in commissions is attributable to the 3% growth in segment volume and an increase in the average rate of agency commissions. The decrease in telecommunications and technology costs is primarily due to effective cost management and the efficiencies from our investment in IT infrastructure.

Selling, General and Administrative (SG&A)

SG&A decreased $20 million (5%) primarily as a result of (i) a $36 million reduction in administrative costs, including salaries and wages, and (ii) a $7 million reduction in sponsor monitoring fees, partially offset by (iii) a $9 million increase in corporate transaction and integration costs relating primarily to proposed offering of securities in 2010 and (iv) a one-time gain of $8 million realized in 2009 from a commercial legal settlement. The $36 million reduction in administrative costs in 2010 includes savings realized from not incurring costs under our employee incentive plan, offset in part by higher effective exchange rates of our costs incurred in foreign currency.

Restructuring Charges

Restructuring charges decreased $4 million (27%) from $15 million for the year ended December 31, 2009 to $11 million for the year ended December 31, 2010. In 2010, a charge of $5 million was incurred as a part of our actions to enhance organizational efficiency and to consolidate and rationalize existing processes, following the acquisition of Worldspan in 2007. This included $4 million related to exiting a lease arrangement in the United States. Additionally, further strategic initiatives to consolidate and rationalize certain of our centralized functions and existing processes were undertaken in the fourth quarter of 2010 resulting in a charge of $6 million. Charges of $15 million incurred in 2009 relate to restructuring activities, initiated upon the acquisition of Worldspan.

Depreciation and Amortization

Depreciation and amortization increased by $23 million (12%) primarily due to increased depreciation following the significant purchase of new software and equipment in March 2010.

Other Income

Other income decreased by $5 million. We recorded a gain of $5 million as a result of sale of assets in 2009, with no such gains or losses recorded in 2010.

Interest Expense, Net

Interest expense, net, decreased by $14 million (5%) as a result of (i) a reduction in the underlying interest charge of $16 million due to lower interest rates, (ii) a $13 million decrease due to a change in the fair value of interest rate derivative instruments; partially offset by (iii) an $8 million of incremental financing costs incurred and (iv) a $7 million increase in amortization of debt discount and issuance cost as a result of our debt refinancing in 2010.

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

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established in the US due to the forecast losses, with a release of a portion of that allowance in 2009 and a further adjustment in 2010; and (iii) certain expenses that are not currently deductible for tax in the relevant jurisdiction.

The reconciliation from the tax provision at the US statutory tax rate of 35% is as follows:

	Year Ended December 31,
(in $ millions)	2010	2009
Tax provision at US Federal statutory rate of 35%	(1)	(20)
Taxes on non-US operations at alternative rates	(24)	(29)
Liability for uncertain tax positions	(2)	(12)
Change in valuation allowance	(10)	53
Non-deductible costs and expenses	(9)	(12)
Other	(1)	(3)

Provision for income taxes	(47)	(23)

Equity in Losses of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $28 million in the year ended December 31, 2010 compared to $162 million in the year ended December 31, 2009. These losses reflect our 48% ownership interest in Orbitz Worldwide. Orbitz Worldwide recorded an impairment charge on certain of its intangible assets amounting to $81 million and $332 million for the years ended December 31, 2010 and 2009, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2011 Compared to December 31, 2010

	As of December 31,		Change
(in $ millions)	2011	2010	$
Current assets (excluding assets of discontinued operations)	475	444	31
Assets of discontinued operations	—	1,066	(1,066)
Non-current assets	2,869	2,990	(121)

Total assets	3,344	4,500	(1,156)

Current liabilities (excluding liabilities of discontinued operations)	623	564	59
Liabilities of discontinued operations	—	555	(555)
Non-current liabilities	3,678	4,053	(375)

Total liabilities	4,301	5,172	(871)

Shareholders’ equity	(970)	(684)	(286)
Equity attributable to non-controlling interest in subsidiaries	13	12	1

Total liabilities and equity	3,344	4,500	(1,156)

Current assets:    The increase of $31 million is primarily due to a $30 million increase in cash and cash equivalents. A $19 million increase in accounts receivable was offset by a decrease in other current assets of $17 million. The decrease in other current assets is primarily due to a $13 million decrease in the fair value of derivative assets and a $10 million decrease in development advances.

Assets of discontinued operations:    This represents the total assets as of December 31, 2010 for our GTA business, which we disposed of on May 5, 2011. The assets and liabilities of the GTA business are classified as discontinued operations on our consolidated balance sheet for 2010.

Non-current assets:    The decrease of $121 million is primarily due to (i) an $89 million decrease in other intangible assets, primarily related to amortization; (ii) a $53 million decrease in property and equipment, net, primarily as a result of depreciation; (iii) a $14 million decrease in our investment in Orbitz Worldwide; offset by (iv) a $35 million increase in other non-current assets. The increase in other non-current assets is primarily due to a $61 million net increase in deferred financing costs, offset by a $13 million decrease in development advances and a $10 million decrease in pension assets.

Current liabilities:    The increase of $59 million is primarily due to $35 million of borrowings under our revolving credit facility as of December 31, 2011, and a $23 million increase in accrued payroll and related costs due to the re-introduction of the employee incentive plan.

Liabilities of discontinued operations:    This represents the total liabilities as of December 31, 2010 for our GTA business, which we disposed of on May 5, 2011. The assets and liabilities of the GTA business are classified as discontinued operations on our consolidated balance sheet for 2010.

Non-current liabilities:    The decrease of $375 million is primarily due to (i) $655 million of early repayment of indebtedness outstanding under our senior secured credit agreement; offset by (ii) a $211 million increase in indebtedness due to the issuance of second priority secured notes; and (iii) a $59 million increase in other non-current liabilities primarily due to a $69 million increase in pension and post-retirement benefit liabilities.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. A significant concentration of our cash is in geographic locations that have no legal or tax limitations on its usage. We have efficient mechanisms in place to deploy cash as needed to fund operations and capital needs across all of our locations worldwide.

On October 6, 2011, we entered into a revolving credit loan modification agreement related to the Fourth Amended and Restated Credit Agreement (further discussed below under — Debt and Financing Arrangements), pursuant to which the availability under our revolving credit facility reduced from $270 million to $181 million. As a result of this agreement, among other things, (i) the maturity date for $118 million of the facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points.

Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. With the cash and cash equivalents on our consolidated balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next twelve months.

The Fourth Amended and Restated Credit Agreement also (i) amended our total leverage ratio test; (ii) added a first lien leverage ratio test; and (iii) established a minimum liquidity covenant, requiring us to maintain a minimum cash balance of $75 million at the end of every fiscal quarter. As of December 31, 2011, our total leverage ratio was 6.99 compared to the maximum leverage ratio allowable of 8.0; our first lien leverage ratio was 3.74 compared to the maximum first lien leverage ratio allowable of 4.0; our cash balance was $124 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our Fourth Amended and Restated Credit Agreement, the maximum total leverage ratio with which we need to comply will remain at 8.0 until June 30, 2013, and the first lien leverage ratio with which we need to comply will remain at 4.0 until June 30, 2013.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

The Fourth Amended and Restated Credit Agreement was entered into in connection with the successful completion of a restructuring (“the “Restructuring”) of our direct parent holding company’s, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans. On October 3, 2011, Holdings exchanged its second lien term loans as consideration to purchase $207.6 million of its unsecured PIK term loans at par (further discussed below under — Debt and Financing Arrangements). We also distributed $89.5 million in cash to Holdings as part of the Restructuring, of which $85 million was used by Holdings to repurchase its unsecured PIK term loans with the remainder used to pay fees in connection with the Restructuring. In addition, as part of the Restructuring, the maturity date on Holdings’ remaining outstanding PIK terms loans was extended from March 2012 to December 2016.

On May 5, 2011, we completed the sale of our GTA business. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under our senior secured credit agreement. As a result of these transactions, our net debt has reduced, and we have experienced a reduction in the cash required to fund interest payments.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our senior secured credit agreement is computed by dividing the total debt (as defined under our senior secured credit agreement) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our first lien leverage ratio under our senior secured credit agreement is computed by dividing the first lien debt (as defined under our senior secured credit agreement) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Year Ended December 31,
(in $ millions)	2011	2010	2009

Travelport Adjusted EBITDA	507	545	573
Less:
Interest payments	(267)	(232)	(255)
Tax payments	(22)	(24)	(38)
Changes in operating working capital	(7)	(47)	(45)
FASA liability payments	(16)	(18)	(26)
Defined benefit pension plan funding	(17)	(3)	(3)
Other adjusting items (1)	(54)	(40)	(40)

Net cash provided by operating activities of continuing operations	124	181	166
Add back interest paid	267	232	255
Capital expenditures on property and equipment additions of continuing operations	(72)	(173)	(51)

Unlevered free cash flow	319	240	370

(1)	Other adjusting items relates to payments for costs included within operating income, but excluded from Travelport Adjusted EBITDA. These include (i) $21 million cash payments resulting from the final resolution of a historical dispute related to now terminated arrangements with former distributors in the Middle East, which were subject to binding arbitration; (ii) $22 million, $30 million and $23 million of corporate transaction costs payments during the years ended December 31, 2011, 2010 and 2009, respectively; and (iii) $11 million, $10 million and $17 million of restructuring related payments made during the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(in $ millions)	2011	2010	2009

Cash provided by (used in):
Operating activities of continuing operations	124	181	166
Operating activities of discontinued operations	(12)	103	73
Investing activities	556	(241)	(55)
Financing activities	(791)	(22)	(317)
Effects of exchange rate changes	5	4	5

Net (decrease) increase in cash and cash equivalents	(118)	25	(128)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

As of December 31, 2011, we had $124 million of cash and cash equivalents, a decrease of $118 million compared to December 31, 2010. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Operating activities of continuing operations:    For the year ended December 31, 2011, cash provided by operating activities of continuing operations was $124 million compared to cash provided by operating activities of continuing operations of $181 million for the year ended December 31, 2010. The decrease of $57 million is primarily due to (i) $35 million of incremental interest payments; (ii) $14 million of incremental defined benefit pension plan funding; and (iii) $14 million incremental cash used for other adjusting items, including the payment of NDC arbitration costs.

Operating activities of discontinued operations:    For the year ended December 31, 2011, cash used in operating activities of the GTA business was $12 million, compared to cash provided by operating activities of $103 million for the year ended December 31, 2010. The operating activities of the GTA business for 2011 reflect its activities through May 5, 2011, the date of disposal of the business.

Investing activities:    The cash provided by investing activities for the year ended December 31, 2011 was $556 million. This was primarily due to $628 million of net cash received from the sale of the GTA business, less $77 million of cash used for capital expenditures. The use of cash in investing activities for the year ended December 31, 2010 was $241 million, primarily due to $182 million used for capital expenditures, including amounts related to the software license from IBM, $50 million of additional investment in Orbitz Worldwide, and $16 million for business acquisitions, offset by $7 million relating to sale of assets and restricted cash movement. Capital expenditures include $5 million and $9 million for the years ended December 31, 2011 and 2010, respectively, related to our disposed GTA business.

Financing activities:    Cash used in financing activities for the year ended December 31, 2011 was $791 million. This primarily comprised $672 million of principal repayments of indebtedness, including $655 million of term loan repayments primarily from sale proceeds of the GTA business, $100 million of cash used for debt finance costs associated with the Restructuring and $89 million of capital distribution to our parent, offset by $35 million of revolver borrowings and $34 million cash received on settlement of derivative contracts. The cash used in financing activities for the year ended December 31, 2010 was $22 million and primarily consisted of $517 million in proceeds from new borrowings, offset by (i) $318 million in debt repayments; (ii) $137 million cash restricted for “Tranche S” term loans; (iii) $61 million of net cash paid on derivative contracts; and (iv) $20 million paid for debt finance costs. Our proceeds from new borrowings of $517 million consisted of the issuance of $250 million 9% dollar denominated senior notes, $137 million in “Tranche S” term loans, and $130 million borrowed under our revolving credit facility. The principal repayments on borrowings of $318 million consisted of $130 million repaid under our revolving credit facility, $149 million repayment of dollar denominated term loans, and $39 million of term loan and capital lease repayments and senior note repurchases.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

As of December 31, 2010, we had $242 million of cash and cash equivalents (including cash and cash equivalents of discontinued operations), an increase of $25 million compared to December 31, 2009. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Operating activities of continuing operations:    For the year ended December 31, 2010, cash provided by operating activities of continuing operations was $181 million compared to cash provided by operating activities of continuing operations of $166 million for the year ended December 31, 2009. This increase of $15 million is primarily due to (i) a $23 million reduction in interest payments; and (ii) a $14 million reduction in income tax payments; offset by (iii) lower cash generation primarily due to a $28 million decline in Travelport Adjusted EBITDA.

Operating activities of discontinued operations:    For the year ended December 31, 2010, cash provided by operating activities of the GTA business was $103 million, compared to cash provided by operating activities of $73 million for the year ended December 31, 2009.

Investing Activities:    The use of cash from investing activities for the year ended December 31, 2010 was $241 million, primarily due to $182 million used for capital expenditures, $50 million of additional investment in Orbitz Worldwide, and $16 million for business acquisitions, offset by $7 million relating to sale of assets and restricted cash movement. Capital expenditures of $182 million consisted primarily of software and computer equipment, including amounts related to the transaction processing facility software license from IBM. The use of cash in investing activities for the year ended December 31, 2009 was primarily driven by $58 million of capital expenditures mainly related to our GDS infrastructure. Capital expenditures include $9 million and $7 million for the years ended December 31, 2010 and 2009, respectively, related to our disposed GTA business.

Financing Activities:    Cash used in financing activities for the year ended December 31, 2010 was $22 million and primarily consisted of $517 million in proceeds from new borrowings, offset by (i) $318 million in debt repayments; (ii) $137 million cash held as collateral for “Tranche S” term loans; (iii) $61 million of net cash paid on derivative contracts; and (iv) $20 million paid for debt finance costs. The use of cash in financing activities for the year ended December 31, 2009 was $317 million primarily due to (i) $307 million of principal repayments on borrowings, and (ii) $227 million in cash distributions to our parent company, partially offset by $144 million received from the issuance of term loans, and $87 million received related to terminated derivative instruments.

Debt and Financing Arrangements

The following table summarizes our net debt position as of December 31, 2011 and December 31, 2010:

	December 31,		Change
(in $ millions)	2011	2010	$
Current portion of long-term debt	50	18	32
Long-term debt	3,357	3,796	(439)

Total debt	3,407	3,814	(407)
Less: cash and cash equivalents of continuing operations	(124)	(94)	(30)
Less: cash and cash equivalents of discontinued operations	—	(148)	148
Less: cash held as collateral	(137)	(137)	—

Net debt	3,146	3,435	(289)

Secured Debt

As of December 31, 2011, our senior secured credit agreement provides financing of $2.0 billion, consisting of (i) a $1,644 million term loan facility, (ii) a $181 million revolving credit facility, (iii) a $133 million letter of credit facility collateralized with $137 million of restricted cash and (iv) a $13 million synthetic letter of credit facility.

On September 30, 2011, we amended our existing senior secured credit agreement pursuant to the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement, among other things: (i) allowed for new second lien term loans secured on a second priority basis, as described further below; (ii) added a minimum liquidity covenant to be effective under certain conditions; (iii) increased our restricted payment capacity; (iv) limits the general basket for investments to $20 million; (v) provided for our payment of a consent fee to various lenders; (vi) requires us to purchase and retire up to $20 million of our senior notes under certain conditions for each of the next two years; and (vii) amended our total leverage ratio test, which is initially set at 8.0 until June 30, 2013, and added a first lien leverage ratio test, which is initially set at 4.0 until June 30, 2013.

The interest rate on our euro and dollar denominated term loans due August 2015 remains at EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively. The interest rate on our euro and dollar denominated term loans due August 2013 remains at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively. The dollar denominated “Tranche S” term loans bear interest at USLIBOR plus 4.5%.

On September 30, 2011, we entered into the Second Lien Credit Agreement which, among other things; (i) allowed for new term loans in an aggregate principal amount of $342.5 million; (ii) matures on December 1, 2016; (iii) carries an interest rate equal to LIBOR plus 6%, payable in cash (only when permitted by the terms of the Fourth Amended and Restated Credit Agreement) or payment-in-kind interest on a cumulative quarterly basis; (iv) is guaranteed, on a secured second priority basis, by the same entities that guarantee our obligations under the senior secured credit agreement; (v) has substantially the same covenants and events of default as under the senior secured credit agreement; and (vi) may, under certain conditions, be converted into newly issued private-for-life bonds (the “Second Priority Secured Notes”) to be governed by an indenture that contains substantially the same covenants, events of default and remedies as the Second Lien Credit Agreement (the “Bond Conversion”).

On September 30, 2011, we issued $207.5 million of term loans under the Second Lien Credit Agreement, which we then distributed to Holdings. On October 3, 2011, Holdings exchanged its second lien term loans as consideration to purchase $207.6 million of its unsecured PIK term loans at par.

On November 30, 2011, we completed the Bond Conversion and the Second Lien Credit Agreement was terminated. During 2011, $3 million of interest was capitalized into the Second Priority Secured Notes. As of December 31, 2011, we had outstanding $211 million of Second Priority Secured Notes.

In May 2011, proceeds from the sale of the GTA business, together with existing cash, were used to make a $655 million early repayment of term loans under our senior secured credit agreement, consisting of $19 million of euro denominated term loans due August 2013, $135 million of euro denominated term loans due August 2015, $51 million of dollar denominated term loans due August 2013 and $450 million of dollar denominated term loans due August 2015. Due to these early repayments, we are now no longer required to repay quarterly installments equal to 1% per annum of the original funded principal amount. We repaid approximately $3 million of our dollar denominated debt as quarterly installments in the first quarter of 2011.

The principal amount of our euro denominated term loans under the senior secured credit agreement increased by approximately $4 million as a result of foreign exchange fluctuations during the year ended December 31, 2011. This foreign exchange loss was fully offset by gains on foreign exchange hedge instruments contracted by us.

On October 6, 2011, we entered into a revolving credit loan modification agreement relating to the Fourth Amended and Restated Credit Agreement, pursuant to which the availability under our revolving credit facility reduced from $270 million to $181 million. Furthermore, as a result of this agreement, among other things: (i) the maturity date for $118 million of the revolving credit facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points. Capacity under the revolving credit facility will be reduced to $118 million in August 2012.

In December 2011, we borrowed $35 million under our revolving credit facility, which has been repaid in January 2012. As of December 31, 2011, the remaining capacity under the revolving credit facility was $146 million.

As of December 31, 2011, we had approximately $10 million of commitments outstanding under our synthetic letter of credit facility and $103 million of commitments outstanding under our cash collateralized letter of credit facility. The commitments under these two facilities included approximately $75 million in letters of credit issued by us on behalf of Orbitz Worldwide. The cash collateralized letter of credit facility was collateralized by $137 million of restricted cash, providing a letter of credit commitment capacity of $133 million. As of December 31, 2011, there was $3 million of remaining capacity under our synthetic letter of credit facility and $30 million of remaining capacity under our cash collateralized facility. Under the remaining $13 million synthetic letter of credit facility, we must pay a facility fee equal to the applicable margin under the US term loan facility which matures in August 2013 on the amount on deposit.

The applicable margin for borrowings under the non-extended portion of the term loan facility, the revolving credit facility and the synthetic letter of credit facility may be adjusted depending on our leverage ratio.

In October 2010, we entered into an agreement to amend certain terms under our senior secured credit agreement. The main impact of amendments made in 2010 was to (i) extend the maturities for $1,523 million of dollar denominated term loans, $427 million of euro denominated term loans and $137 million of the synthetic letter of credit commitments by two years to August 2015, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the extended letter of credit commitments by establishing $137 million of new dollar denominated “Tranche S” term loans, which were funded to us with proceeds in a restricted deposit account, leaving $13 million total capacity in the original synthetic letter of credit facility; (iii) amend the total leverage ratio test within the covenant conditions, beginning December 31, 2010 (subsequently further amended in September 2011, as discussed above); (iv) provide the flexibility to extend the maturity on the revolving credit facility with the consent of the revolving credit facility lenders at a later date; (v) provide the ability to incur certain additional junior refinancing indebtedness; and (vi) bring into effect several technical and conforming changes. The amendment also increased the interest rate margin on extended euro and dollar denominated term loans by 2.0% to EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively. The remaining amounts outstanding under the term loan facility and the synthetic letter of credit facility mature in August 2013. The interest rate margin on non-extended euro and dollar denominated borrowings under the term loan facility remained at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively.

During 2010, we made a discretionary repayment of $149 million principal amount of dollar denominated terms loans under our senior secured credit agreement with a portion of the proceeds received from the issuance of $250 million of 9% dollar denominated senior notes. As a result of this repayment, we amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt. Also during 2010, we repaid approximately $11 million of dollar denominated term loans as required under the terms of senior secured credit agreement existing prior to the amendments made pursuant to the Fourth Amended and Restated Credit Agreement. Further, the principal amount outstanding under the euro denominated term loan facility decreased by approximately $32 million as a result of foreign exchange fluctuations, which were fully offset with foreign exchange hedge instruments contracted by us.

During 2010, we borrowed and repaid approximately $130 million under our revolving credit facility.

Unsecured Debt

As of December 31, 2011, we had outstanding $123 million aggregate principal amount of senior dollar floating rate notes due 2014, €162 million ($210 million) aggregate principal amount of senior euro floating rate notes due 2014, $443 million aggregate principal amount of 9 7/8% senior dollar fixed rate notes due 2014, and $250 million aggregate principal amount of 9% senior dollar fixed rate notes due 2016 (collectively, the “Senior Notes”). Our euro denominated and dollar denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8% and USLIBOR plus 4 5/8%, respectively. Our Senior Notes are unsecured senior obligations and are subordinated to all our existing and future secured indebtedness (including debts outstanding under the senior secured credit agreement described under “Secured Debt” above), but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes described below). Upon the occurrence of a change of control, which is defined in the indentures governing the Senior Notes, we shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

As of December 31, 2011, we had outstanding $247 million aggregate principal amount of 11 7/8% senior subordinated dollar denominated notes due 2016 and €140 million ($181 million) aggregate principal amount of

107/ 8% senior subordinated euro denominated notes due 2016 (collectively, the “Senior Subordinated Notes”). Our Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Borrower’s existing and future senior indebtedness and secured indebtedness (including debts outstanding under the senior secured credit agreement described under “Secured Debt” above and the Senior Notes described above). Upon the occurrence of a change of control, which is defined in the indentures governing the Senior Subordinated Notes, we shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

The principal amount of our euro denominated Senior Notes and Senior Subordinated Notes decreased by approximately $13 million as a result of foreign exchange fluctuations during the year ended December 31, 2011. This foreign exchange gain was fully offset by loss on foreign exchange hedge instruments contracted by us.

In August 2010, we issued an aggregate $250 million of 9% dollar denominated senior notes due 2016. We used part of these proceeds to make a repayment of $149 million principal amount of dollar denominated term loans under our senior secured credit agreement.

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

Guarantees and Covenants

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under our senior secured credit agreement. All obligations under our senior secured credit agreement, Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. All obligations under the senior secured credit agreement, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantor entities; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor.

Borrowings under the senior secured credit agreement are subject to amortization and prepayment requirements, and the senior secured credit agreement contains various covenants, including leverage ratios, events of default and other provisions.

Total debt per our senior secured credit agreement is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under the senior secured credit agreement as EBTIDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred to acquire and integrate our portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses viewed as outside the normal course of operations.

The senior secured credit agreement and the indentures governing the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes, limit our and certain of our subsidiaries’ ability to:

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

Subject to certain exceptions, the indentures governing the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes do not permit us or our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. Neither Travelport (Bermuda) Ltd. nor any of its subsidiaries, which together comprise non-US operations of Travelport, guarantees the Senior Notes and the Senior Subordinate Notes. As a result, these entities are less restricted than the Issuer and the guarantor entities in their ability to incur indebtedness. As of December 31, 2011, we were in compliance with the restrictive covenants under the indentures.

Capital Leases

During the year ended December 31, 2011, we repaid approximately $14 million under our capital lease obligations and entered into $28 million of capital leases for information technology assets. During the year ended December 31, 2010, we repaid approximately $10 million under our capital lease obligations, terminated $21 million of capital leases, and entered into $30 million of new capital leases for information technology assets.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the year ended December 31, 2011 and 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and foreign currency forward contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the year ended December 31, 2011, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges, although during the years ended December 31, 2010 and 2009, certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(3) million, $(50) million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net, in our consolidated statements of operations. Losses on these interest rate derivative financial instruments amounted to $(4) million, $(22) million and $(30) million for the years ended December 31, 2011, 2010 and 2009, respectively. The fluctuations in the fair values of our derivative financial instruments which have not been designated as hedges for accounting purposes largely offset the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the years ended December 31, 2010 and 2009, we recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of December 31, 2011, our interest rate and foreign currency hedges cover transactions for periods that do not exceed two years. As of December 31, 2011, we had a net liability position of $37 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used December 31, 2011 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest and foreign currency exchange rates and prices on our earnings, fair values and cash flows would not be material.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations of continuing operations as of December 31, 2011. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date; (ii) income tax payments for which the timing is uncertain; (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements; or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Year Ended December 31,
(in $ millions)	2012	2013	2014	2015	2016	Thereafter	Total
Debt(1)	50	174	790	1,487	891	15	3,407
Interest payments(2)	231	226	215	127	142	5	946
Operating leases(3)	14	11	9	5	4	12	55
Purchase commitments(4)	53	33	24	—	—	—	110

Total	348	444	1,038	1,619	1,037	32	4,518

(1)	Of the $1,487 million debt maturing in the year ending December 31, 2015, $1,483 million is subject to a reduction in maturity to May 2014 under certain circumstances.

(2)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of December 31, 2011. As of December 31, 2011, we have $59 million of accrued interest on our consolidated balance sheet that will be paid in 2012. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to pension and other post-retirement defined benefit plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2011, plan contributions of $21 million are expected to be made in 2012. Funding projections beyond 2012 are not practical to estimate.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Purchase Commitments:    In the ordinary course of business, we make various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2011, we had approximately $110 million of outstanding purchase commitments, primarily relating to service contracts for information technology. These purchase obligations extend through 2014.

Other Commitments:    As part of the Restructuring with respect to our direct parent holding company, Holdings, senior unsecured PIK term loans, subject to a declaratory judgment ruling, we intend to invest $135 million of the second priority secured notes plus interest into an unrestricted subsidiary, which will then issue a guarantee for $135 million of Holdings’ PIK term loans due September 30, 2012. The guarantee will be secured by $135 million of second priority secured notes. See Part I, Item 3 of this Annual Report on Form 10-K for additional information.

Standard Guarantees/Indemnifications:    In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of our trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that we could be required to make under these guarantees, nor are we able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability and there is little or no history of claims against us under such arrangements. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by us, we maintain insurance coverage that mitigates any potential payments to be made.

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

GDS Revenue Recognition

Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDS. Our GDS records revenue for air travel reservations processed through Galileo and Worldspan at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of estimated future cancellations and net of anticipated incentives for customers. Cancellations prior to the day of departure are estimated based on the historical level of cancellations rates, adjusted to take into account any recent factors which could cause a change in those rates. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

Our GDS distribute its products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where we do not have our own SMOs to distribute our products. In cases where NDCs are owned by airlines, we may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. We account for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented in the consolidated statements of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

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

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. In performing this test, we determine fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of 2011 were (a) estimated cash flows based on financial projections for periods from 2012 through 2016, which were extrapolated to perpetuity, (b) terminal values based on terminal growth rates not exceeding 2% and (c) discount rates, based on WACC, ranging from 11% to 13%. As a result of the impairment testing performed in 2011, 2010 and 2009, we concluded that the fair value of goodwill and other indefinite-lived intangible assets significantly exceeded the carrying value of the assets. As a result no impairment of intangibles was recorded for our continuing operations in any of these years.

Impairment of Definite-Lived Assets

We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. No indicators were identified during any of the years 2011, 2010 or 2009 requiring testing of our definite-lived assets of continuing operations for impairment.

Valuation of Equity Method Investments

We review our investment in Orbitz Worldwide for impairment quarterly to determine if a decrease in value is other than temporary. This analysis is focused on the market value of Orbitz Worldwide shares compared to our recorded book value of such shares. Factors that could lead to impairment of our investment in the equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. We may be required in the future to record a charge to earnings if its investment in equity of Orbitz Worldwide becomes impaired. Any such charge would adversely impact our results.

Development Advances

We pay inducements to traditional and online travel agencies for their usage of our GDS. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized as development advances and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, we estimate the recoverability of capitalized development advances based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2011 and December 31, 2010, we recorded development advances of $163 million and $186 million, respectively, which are included on our consolidated balance sheets.

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

Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of its banking counterparty (if the derivative is an asset) or of our own (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustment applied to our derivative position was approximately $11 million and $1 million as of December 31, 2011 and December 31, 2010, respectively.

We use foreign currency forward contracts and cross currency swaps to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables, including debt, and forecasted earnings of foreign subsidiaries. We primarily enter into derivative instruments to manage our foreign currency exposure to the British pound, Euro and Australian dollar. A portion of our debt is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2011 and 2010 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies.

As of December 31, 2011, none of the derivative contracts used to manage our foreign currency and floating interest rate exposures are designated as cash flow hedges, although during the years ended December 31, 2010 and 2009, certain derivative instruments have been designated as hedges for accounting purposes. The fluctuations in the value of the undesignated derivative instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in our consolidated statements of operations. However, the fluctuations largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations. During 2011, a $1 million increase in the valuation allowance was recognized within the provision for income taxes in the consolidated statement of operations.

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

Pension and Other Post-Retirement Defined Benefits

We provide post employment defined benefits to a number of our current and former employees. Costs associated with post employment defined benefits include pension and post-retirement health care expenses for employees, retirees and surviving spouses and dependents.

The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 15 — Employee Benefit Plans to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with US GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.

The primary assumptions affecting our accounting for employee benefits are as follows:

•

Discount rate:    The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.2% for defined benefit pension plans and 4.1% for other post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2011.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $75 million or increase pension liabilities by $92 million, respectively, as of December 31, 2011. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2011 would be to decrease or increase, respectively, the 2011 pre-tax pension expense by $4 million, as the net actuarial losses or gains more than offset the decrease or increase in interest expense.

•

Expected long-term rate of return on plan assets:    The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for pension assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2012, we used a weighted average expected long-term rate of return on plan assets of 7.2%.

Actual returns on pension assets for 2011, 2010 and 2009 were 5.4%, 12.4% and 16.3%, respectively, compared to the expected rate of return assumption of 7.4%, 6.3% and 7.5%, respectively. The impact of a 100 basis point increase or decrease in the expected return on assets for 2011 would have been to decrease or increase the 2011 pre-tax pension expense by $4 million.

While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and other post-retirement employee benefit obligations and our future expense. See Note 15 — Employee Benefit Plans to the consolidated financial statements for more information regarding our retirement benefit plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to market risks is managed though the use of financial instruments when considered appropriate. We use interest rate swaps and foreign currency forward contracts to manage and reduce interest rate and foreign currency exchange rate risk associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We are exclusively an end user of these financial instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivatives through minimum credit standards and diversification of counterparties. Our counterparties are substantial investment and commercial banks with significant experience in providing such derivative financial instruments. More detailed information about these derivative financial instruments is provided in Note 13 — Financial Instruments to the consolidated financial statements.

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows. There are certain limitations inherent in this sensitivity analysis as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

Interest Rate Risk

Our primary interest rate exposure as of December 31, 2011 was to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

We assess our interest rate market risk utilizing a sensitivity analysis based on our interest rate derivatives and a hypothetical 10% change (increase or decrease) in interest rates. We have determined, through such analysis, that the impact of a 10% change in interest rates as of December 31, 2011 would not be material on our earnings. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives and when combined, these do not result in a material impact on our consolidated financial statements.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations and particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency risk will remain a market risk exposure for the foreseeable future.

We assess our foreign currency market risk utilizing a sensitivity analysis based on our foreign currency derivatives and a hypothetical 10% change (appreciation or depreciation) in the value of underlying currencies being hedged, against the US dollar as of December 31, 2011. We have determined, through such analysis, that the impact of a 10% change in foreign currency exchange rates would not have a material impact on our earnings as of December 31, 2011. As unrealized gains or losses related to foreign currency derivatives are expected to be offset by corresponding gains or losses on the underlying exposures being hedged, when combined, these do not have a material impact on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statements Index commencing on Page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed by Orbtiz Worldwide, Inc., with the SEC on March 5, 2012. The Company is required to include the Orbitz Worldwide financial statements in is Form 10-K due to Orbtiz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the year ended December 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

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

On March 21, 2012, our Board of Directors approved a special payment to our management, including our Named Executive Officers: Jeff Clarke ($155,850); Gordon Wilson ($76,073); Eric J. Bock ($34,360); Philip Emery ($25,836); Lee Golding ($16,862); and Kurt Ekert ($15,092).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Gordon A. Wilson	45	President and Chief Executive Officer; Director
Eric J. Bock	46	Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	48	Executive Vice President and Chief Financial Officer
Lee K. Golding	47	Executive Vice President and Chief Human Resources Officer
Kurt Ekert	41	Executive Vice President and Chief Commercial Officer
Gillian Gibson	44	Executive Vice President and Chief Marketing Officer
Mark Ryan	51	Executive Vice President and Chief Information Officer
David Lauderdale	51	Senior Vice President and Chief Technology Officer
Jeff Clarke	50	Chairman of the Board of Directors
Douglas M. Steenland	60	Vice Chairman of the Board of Directors
Gavin R. Baiera	36	Director
Anthony J. Bolland	58	Director
Martin J. Brand	37	Director
Richard Buccarelli	57	Director
Paul C. Schorr IV	44	Director

Gordon A. Wilson.    Mr. Wilson has served as our President and Chief Executive Officer, as well as a member of our Board of Directors, since June 2011. Mr. Wilson Served as our Deputy Chief Executive Officer from November 2009 until June 2011 and as President and Chief Executive Officer of Travelport’s GDS business (which includes the Airline IT Solutions business) since January 2007. Mr. Wilson has 20 years of experience in the electronic travel distribution and airline IT industry. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant’s Travel Distribution Services Division from July 2005 to August 2006 and for Travelport’s B2B International Markets from August 2006 to December 2006, as well as Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2002, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa in Johannesburg, General Manager of Galileo Portugal and Spain in Lisbon, and General Manager of Airline Sales and Marketing. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

Eric J. Bock.    Mr. Bock has served as our Executive Vice President, Chief Legal Officer and Chief Compliance Officer since August 2006 and as our Chief Administrative Officer since January 2009. Mr. Bock served as our Corporate Secretary from August 2006 to January 2009. In addition, Mr. Bock oversees our legal, government relations, communications, compliance, corporate social responsibility and philanthropic programs, corporate secretarial and corporate strategic developments functions. In addition, Mr. Bock serves as the Treasurer of the TravelportPAC Governing Committee. Mr. Bock also serves on the Board of Directors of numerous subsidiaries of Travelport, as well as Travelport’s Employee Benefits and Charitable Contribution Committees. Mr. Bock is a member of the Board of Directors of eNett. From May 2002 to August 2006, Mr. Bock was Executive Vice President, Law, and Corporate Secretary of Cendant where he oversaw legal groups in multiple functions, including corporate matters, finance, mergers and acquisitions, corporate secretarial and governance, as well as the Travelport legal function since its inception in 2001. From July 1997 until December 1999, Mr. Bock served as Vice President, Legal, and Assistant Secretary of Cendant and was promoted to Senior Vice President in January 2000 and Corporate Secretary in May 2000. Prior to this, Mr. Bock was an associate in the corporate group at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

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

Lee K. Golding.    Ms. Golding is our Executive Vice President and Chief Human Resources Officer. From September 2007 until October 2009, Ms. Golding was Senior Vice President, Human Resources for Travelport’s GDS business; from January 2007 to August 2007, she was Vice President, Human Resources, for Galileo; from April 2004 to December 2006, she was Group Vice President, Human Resources, International Markets; and from September 2002 to March 2004, Ms. Golding was Vice President, Human Resources, Galileo EMEA. Before joining Travelport in 2002, Ms. Golding held a number of senior human resources positions, including Human Resources Director of Chordiant Software, a US-based CRM enterprise software provider, and Head of Human Resources at Kingfisher plc, the UK-based international retailer.

Kurt Ekert.    Mr. Ekert is our Executive Vice President and Chief Commercial Officer with global responsibility for sales, customer engagement, supplier services, content and operations across over 170 countries. Prior to this role, Mr. Ekert was Chief Operating Officer of the Company’s former GTA business, where Mr. Ekert led GTA’s commercial and operating functions, as well as all elements of its online consumer business. Before joining GTA, Mr. Ekert was Senior Vice President, Travelport Supplier Services. Also at Travelport, Mr. Ekert has held the positions of Group Vice President, Strategy and Business Development and Chief Operating Officer, Travelport/Orbitz for Business. Prior to joining Travelport, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. Mr. Ekert serves as a director of Passur Aerospace, Inc.

Gillian Gibson.    Ms. Gibson is our Executive Vice President and Chief Marketing Officer with responsibility for all aspects of the overall marketing mix, including the delivery of top line growth through the deployment and commercialization of key Travelport products. Ms. Gibson oversees strategic pricing, market strategy and research and marketing communications globally. Prior to joining Travelport, Ms. Gibson spent almost 8 years with Amadeus IT Group in a variety of senior global commercial roles, most latterly as Group Vice President, Multinational Customer Group. Prior to that, Ms. Gibson was Commercial Director at Mondex International Limited, a MasterCard subsidiary.

Mark Ryan.    Mr. Ryan is our Executive Vice President and Chief Information Officer with global responsibility for formulating and executing Travelport’s technology strategy, including software solutions, applications development and IT operations. Prior to joining Travelport, Mr. Ryan was Senior Vice President and Chief Information Officer of Atlanta-based Matria Healthcare. Mr Ryan also serves on the Board of Directors of IGT Solutions Private Limited, a joint venture majority owned by Travelport. Prior to joining Matria Healthcare in 2005, Mr. Ryan was Chief Technology Officer and a director of Vodafone Global Content Services. From 1999 to 2001, Mr. Ryan was Chief Technology Officer at Weather.com/The Weather Channel. Mr. Ryan also has served as Chief Technology Officer of eBay. Prior to joining eBay, Mr. Ryan spent eighteen years with IBM and was an executive-on-loan to the 1996 Atlanta Olympic Games in the role of chief integration architect.

David Lauderdale.    Mr. Lauderdale is our Senior Vice President and Chief Technology Officer with responsibility for the global technology function for our GDS and data center, IT outsourcing and co-location operations. Previously, Mr. Lauderdale was Chief Technology Officer and Senior Vice President, Worldwide Technical Operations for Worldspan. Prior to that, Mr. Lauderdale held various roles at Worldspan, including Vice President, Worldwide Technical Operations, Director, Worldwide e-Commerce and Communications Infrastructure and Director, Communications Software. Before joining Worldspan in 1993, Mr. Lauderdale served as Manager, Technical Services for the PARS Service Partnership.

Jeff Clarke.    Mr. Clarke has served as the Chairman of our Board of Directors since February 2012 and as a member of our Board of Directors since September 2006. Mr. Clarke has served as a member of our Audit Committee and Compensation Committee since February 2012. From June 2011 until February 2012, Mr. Clarke served as our Executive Chairman. From May 2006 until June 2011, Mr. Clarke was as our President and Chief Executive Officer. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has served as a Managing Partner at Augusta Columbia Capital Group since February 2012. Mr. Clarke has 25 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to April 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett-Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Board of Directors of Red Hat, Inc., a New York Stock Exchange company that is a leading open source technology solutions provider. Mr. Clarke is also a member of the Geneseo Foundation Board of Directors (Charitable Foundation for SUNY at Geneseo).

Douglas M. Steenland.    Mr. Steenland has served as our Vice Chairman and as a member of our Audit Committee and Compensation Committee since August 2011. Mr. Steenland is a Senior Advisor to the Blackstone Private Equity Group. Mr. Steenland is Chairman of the Board of Performance Food Group Inc. and holds a portfolio of board directorships, including American International Group, Inc., a New York Stock Exchange company, and its wholly owned subsidiary, International Lease Finance Corporation, Chrysler Group LLC, Digital River, Inc., a Nasdaq company, and Hilton Worldwide Inc. Mr. Steenland previously held numerous executive roles during seventeen years with Northwest Airlines Corporation, most latterly as President and Chief Executive Officer, from October 2004 until its merger with Delta Air Lines in October 2008. In the past five years, Mr. Steenland has also served as a director of Northwest Airlines Corporation. Mr. Steenland was President and Chief Executive Officer of Northwest Airlines Corporation when it filed for Chapter 11 bankruptcy in 2005.

Gavin R. Baiera.    Mr. Baiera has served as a member of our Board of Directors and a member of our Audit Committee and Compensation Committee since October 2011. Mr. Baiera is a Managing Director at Angelo, Gordon & Co., L.P., a privately-held registered investment advisor currently managing approximately $23 billion. Prior to joining Angelo Gordon, Mr. Baiera was co-head of the Strategic Finance Group at Morgan Stanley which was responsible for all origination, underwriting and distribution of restructuring transactions. Prior to joining Morgan Stanley in 2005, Mr. Baiera was a Vice President and General Electric Capital Corporation concentrating on underwriting and investing in restructuring transactions. Mr. Baiera began his career at General Electric Capital Corporation in their financial management program. Mr. Baiera serves on the Board of Directors of American Media, Inc.

Anthony J. Bolland.    Mr. Bolland has served as a member of our Board of Directors since December 2011. Mr. Bolland is a managing director and was a founding partner (1983) of BV Investment Partners and predecessor and related entities. Mr. Bolland has over thirty years of experience in principal investing activities and has been a member of the board of directors of numerous private and public corporations, including American Media, Inc., Six Flags Entertainment, Covanta Energy Corporation, Integra Telecommunications, Rural Cellular Corporation, Sygnet Wireless, National Law Publishing Company and Production Resources Group.

Martin J. Brand.    Mr. Brand has served as a member of our Board of Directors, Chairman of our Audit Committee and a member of our Compensation Committee since March 2007. Mr. Brand is a Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Brand joined Blackstone’s London office in 2003 and transferred to Blackstone’s New York office in 2005. Since joining Blackstone, Mr. Brand has been involved in the execution of the firm’s direct investments in BankUnited, PBF Energy, Exeter Finance, Cine UK, Kabel BW, Performance Food Group, Kabelnetz NRW, New Skies, NHP, OSUM, Primacom, Sulo, Travelport and Vistar. Before joining Blackstone, Mr. Brand was a consultant with McKinsey & Company. Prior to that, Mr. Brand was a derivatives trader with the Fixed Income, Currency and Commodities division of Goldman, Sachs & Co. in New York and Tokyo. Mr. Brand is a member of the Boards of Directors of Bayview Financial, Performance

Food Group, Orbitz Worldwide, Inc., Exeter Finance and PBF Energy. Mr. Brand serves on the Advisory Board of the Hudson Union Society and the Board of Directors of the Harvard Business School Club of New York.

Richard Buccarelli.    Mr. Buccarelli has served as a member of our Board of Directors since October 2011. Mr. Buccarelli is a Managing Director at JPMorgan Chase where he is the Chief Procurement Officer and Head of Strategic Supplier Relationships. Prior to that, Mr. Buccarelli held several senior roles in both operations and mergers and acquisitions at Precision Partners Holding Company, an integrated provider of precision manufacturing and engineering services. Before that, Mr. Buccarelli held senior executive posts at a number of high profile U.S. and international corporations and private practice law firms.

Paul C. Schorr IV (“Chip”).    Mr. Schorr has served as a member of our Board of Directors since July 2006 and was the Chairman of our Board of Directors from September 2006 until May 2011. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is Managing Partner of Augusta Columbia Capital Group, where he principally concentrates on investments in technology. Until January 2011, Mr. Schorr was a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr remains a Senior Advisor to Blackstone on technology investments. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for group management and the firm’s technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan and NTelos. He had been with Citigroup Venture Capital for nine years. Mr. Schorr is a member of the Board of Directors of UniFi Mutual Holding Company. Mr. Schorr is also a member of the Boards of Jazz at Lincoln Center and a Trustee of both the Whitney Museum of American Art and Snowmass Chapel.

Each Director is elected annually and serves until the next annual meeting of stockholders or until his successor is duly elected and qualified.

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships between our Directors and executive officers.

Compensation Committee Interlocks and Insider Participation

As a privately-held company, we are not required to have independent directors on our Board of Directors. Other than Mr. Bolland, none of our Directors are independent.

Board Composition

Committees of the Board

Our Board of Directors has an audit committee, a compensation committee and an executive committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable. None of the Directors on these committees are independent directors.

Audit Committee

Our Audit Committee is comprised of Messrs. Clarke, Steenland, Schorr, Brand and Baiera. Mr. Brand is the Chairman of the Audit Committee. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Clarke, Steenland, Schorr, Brand and Baiera. Mr. Schorr is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

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

Limitations of Liability and Indemnification Matters

Our corporate bye-laws provide that, to the fullest extent permitted by law, every current and former Director, officer or other legal representative of our company shall be entitled to be indemnified by our company against judgments, fines, penalties, excise taxes, amounts paid in settlement and costs, charges and expenses (including attorneys’ fees and disbursements) resulting from any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, including, but not limited to, an action by or in the right of the company to procure a judgment in its favor, by reason of the fact that such person is or was a director or officer of the company, or is or was serving in any capacity at the request of the company for any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise. Persons who are not our Directors or officers may be similarly indemnified in respect of service to the company or to any other entity at the request of the company to the extent our Board of Directors at any time specifies that such persons are entitled to indemnification.

In addition, we and one or more of our affiliates have entered into agreements that indemnify our Directors, executive officers and certain other employees. Such agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions and agreements are necessary to attract and retain qualified persons as our Directors and executive officers.

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

We have, from time to time, used market data provided by Towers Watson and New Bridge Street Consultants (an Aon Hewitt company) to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to ensure that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 250 and 350 survey data. We also use compensation data on competitive companies to the extent that it is available.

The Compensation Committee of our Board of Directors is comprised of Messrs. Schorr (chair), Clarke (effective February 2012), Steenland, Baiera and Brand. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

Our Named Executive Officers for the fiscal year ended December 31, 2011 are Jeff Clarke, our Chairman of the Board, our former Executive Chairman and former President and Chief Executive Officer; Gordon Wilson, our President and Chief Executive Officer; Eric J. Bock, our Executive Vice President, Chief Legal Officer and Chief Administrative Officer; Philip Emery, our Executive Vice President and Chief Financial Officer; Kurt Ekert, our Executive Vice President and Chief Commercial Officer; and Lee Golding, our Executive Vice President and Chief Human Resources Officer.

Jeff Clarke’s Transition

Following our sale of GTA in May 2011, Jeff Clarke transitioned from serving as our President and Chief Executive Officer to serving as our Executive Chairman effective June 1, 2011, at which time Gordon Wilson became our President and Chief Executive Officer. In connection with this transition, on May 27, 2011, we entered into an amended and restated employment agreement with Mr. Clarke, in which Mr. Clarke’s base salary (and corresponding target and maximum bonus) were decreased to reflect his transition to Executive Chairman. In addition, we paid Mr. Clarke a bonus of $5,000,000 in connection with his contribution to the sale of the GTA business. Furthermore, in connection with Mr. Clarke’s transition to Executive Chairman and in settlement of the Company’s cash severance obligations under Mr. Clarke’s prior employment agreement, we established a secular trust in the amount of $2,605,104, less applicable withholdings and deductions (the “Trust”). The amount of the Trust was to be paid on the earliest of (1) a change in control; (2) the termination of Mr. Clarke’s employment; or (3) May 26, 2012.

On February 15, 2012, Mr. Clarke became our Chairman of the Board, meaning that his employment with the Company terminated on February 14, 2012. Pursuant to our employment agreement with Mr. Clarke and his management equity award agreements with TDS Investor (Cayman) L.P. and Travelport Worldwide Limited, following his execution, delivery and non-revocation of a separation agreement and general release, we and our affiliates agreed to provide and continue to provide Mr. Clarke certain benefits, as follows: (1) continued participation in health and welfare benefits for 36 months; (2) continued tax preparation benefits for his 2011 tax return; (3) eligibility for a special management bonus in or about April 2012, consistent with payments to active executives; (4) payment of the balance of the Trust; (5) acceleration of 1,233,011 restricted equity units granted under the 2009 Long-Term Incentive Plan; and (6) acceleration of 143,292 restricted share units granted under the Travelport Worldwide Limited 2011 Equity Plan. Mr. Clarke’s compensation arrangements with respect to his service as Chairman of the Board are set forth below under the section titled “Compensation of Directors”.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and experience and who are leaders in our unique, technology-based industry. Our highly competitive compensation program is composed of four principal components:

•	salary;

•	annual incentive compensation (bonus awards);

•	long-term incentive compensation (generally in the form of restricted equity); and

•	comprehensive employee benefits and limited executive perquisites.

Our executive compensation strategy uses cash compensation and perquisites to attract and retain talent, and our variable cash and long-term incentives aim to ensure a performance-based delivery of pay that aligns, as much as possible, our Named Executive Officers’ rewards with our shareholders’ interests and takes into account competitive factors and the need to attract and retain talented individuals. We use a balance of performance and time-based targets aligned to strategic objectives. We also consider individual circumstances related to each executive’s retention.

Salary.    Base salaries for our currently-employed Named Executive Officers reflect each executive’s level of experience, responsibilities and expected future contributions to our success, as well as market competitiveness. Base salaries are specified in each officer’s employment agreement, which dictates the individual’s base salary for so long as the agreement specifies, as described more fully below under “— Employment Agreements.” We review base salaries annually based upon, among other factors, individual and company performance and the competitive environment in our industry in determining whether salary adjustments are warranted.

Bonuses.    We pay several different types of bonuses:

•

Discretionary Bonus.    Discretionary bonuses can take the form of signing, retention, sale, transaction and other discretionary bonuses, as determined by the Compensation Committee of our Board of Directors. We paid discretionary bonuses to our Named Executive Officers in 2011, as described in “— Summary Compensation Table” below (including bonuses of $2,000,000 to Mr. Bock and £100,000 to Mr. Emery in connection with the sale of the GTA and a bonus of $350,000 to Mr. Bock in connection with Travelport’s debt restructuring), and we may elect to pay these types of bonuses again from time to time in the future.

•

Annual Incentive Compensation (Bonus).    We have developed an annual bonus program to align executives’ goals with our objectives for the applicable year. The target bonus payment for each of our Named Executive Officers is specified in each currently-employed Named Executive Officer’s employment agreement or related documentation and ranges from 75% to 150% of each officer’s base salary. As receipt of these bonuses is subject to the attainment of financial performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. The bonuses paid for 2011 are set forth in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column. Bonuses for 2012 will be paid on an annual basis and will be based upon the achievement of adjusted EBITDA and revenue achievement targets established by our Board of Directors. For 2012, our currently-employed Named Executive Officers will have a maximum potential award of twice their target bonus.

•

Executive Supplemental Bonus Plan.    Our Board established an executive supplemental bonus program for certain members of our management, including our Named Executive Officers, payable in respect of each quarter of 2011 upon the satisfaction of certain conditions by the Company. The amounts paid under this executive supplemental bonus program for 2011 are set forth in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column.

•

Retention.    In certain circumstances, we provide additional incentives in order to ensure retention of key executives. In October 2011, we put in place a retention agreement for Mr. Bock with respect to each quarter of 2012. This arrangement is described in more detail below under “— Employment Agreements.”

Long-Term Incentive Compensation.    The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders.

•

Stock Partnership in TDS Investor (Cayman) L.P.    We provide long-term incentives through our TDS Investor (Cayman) L.P. equity incentive plan, which uses different classes of equity and is described further below under “— Our Equity Incentive Plans.” Under the terms of the plan, we may grant equity incentive awards in the form of Class A-2 Units and/or restricted equity units (“REUs”) of our ultimate parent, TDS Investor (Cayman) L.P., a limited partnership, to officers, employees, non-employee directors or consultants. Each Class A-2 Unit represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. Each restricted equity unit entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions. In 2011, we awarded REUs to Mr. Emery following the sale of our GTA business.

•

Stock Ownership in Travelport Worldwide Limited.    We provide long-term incentives through our Travelport Worldwide Limited equity incentive plan, which is described further below under “– Our Equity Incentive Plans.” Under the terms of the plan, we may grant equity incentive awards in the form of shares and/or restricted share units in one of our parent companies, Travelport Worldwide Limited (“TWW”), to officers, employees, non-employee directors or consultants. Each share represents a share of common stock in TWW. Each TWW restricted share unit entitles its holder to receive one share at a future date, subject to certain vesting conditions. In 2011, we awarded shares and restricted share units to each of our Named Executive Officers.

•

2012 Executive Long-Term Incentive Plan.    We provide cash long-term incentives through our Travelport 2012 Executive Long-Term Incentive Plan. Under the terms of the plan, we granted cash-based awards to our currently-employed Named Executive Officers that will be paid based on continued employment and our achievement of certain performance targets. One quarter of the award is eligible to be paid in March 2013, and the remainder is eligible to be paid in March 2014, with earlier “good leavers” eligible for pro-rata payment.

Pension and Non-Qualified Deferred Compensation.    None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for US executives.

All Other Compensation.    We have a limited program granting perquisites and other benefits to our executive officers.

Employment Agreements.    We have entered into employment agreements with our Named Executive Officers. In 2011, these include a new service agreement with Mr. Wilson with respect to appointment as our President and Chief Executive Officer and a letter agreement with Mr. Bock in which he waived his right to cash severance. These agreements are described more fully below under “— Employment Agreements” and “— Potential Payments Upon Termination of Employment or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation Committee

Paul C. Schorr IV

Jeff Clarke (effective February 2012)

Douglas M. Steenland

Gavin R. Baiera

Martin J. Brand

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)		Total ($)
Jeff Clarke, Chairman of the Board, former Executive Chairman and former President and Chief Executive Officer	2011	852,885	7,797,907	2,614,155	2,888,854	260,181	(5)	14,413,982
	2010	1,000,000	190,587	2,273,450	0	462,914		3,926,951
	2009	955,769	0	1,353,300	2,115,025	537,359		4,961,453
Gordon Wilson, President, Chief Executive Officer and Director(6)	2011	822,590	87,865	1,227,925	2,532,571	181,966	(7)	4,852,916
	2010	797,800	93,315	1,088,747	0	165,672		2,145,534
	2009	636,744	0	648,091	781,975	170,342		2,237,152
Eric J. Bock, Executive Vice President, Chief Legal Officer and Chief Administrative Officer	2011	600,003	2,389,149	496,220	1,156,204	309,658	(8)	4,951,234
	2010	475,000	138,968	694,214	0	101,721		1,409,902
	2009	475,000	0	413,240	546,206	94,196		1,528,642
Philip Emery, Executive Vice President and Chief Financial Officer(6)	2011	443,033	181,596	334,684	819,785	118,988	(9)	1,898,085
	2010	454,746	22,860	605,649	0	114,706		1,197,961
	2009	374,189	0	259,236	336,297	96,874		1,066,596
Lee Golding, Executive Vice President and Chief Human Resources Officer(6)	2011	326,445	73,003	237,183	565,464	67,559	(10)	1,269,654
	2010	335,076	74,039	397,602	0	70,246		876,963
Kurt Ekert, Executive Vice President and Chief Commercial Officer	2011	400,000	16,822	186,943	600,000	61,408	(11)	1,265,172

(1)	Amounts included in this column reflect special payments to each of our Named Executive Officers in April 2011 and April 2010, as well as bonuses paid to Mr. Clarke in May 2011 (including an amount paid into a trust on Mr. Clarke’s behalf in June 2011), sale/transaction bonuses paid to Mr. Bock in May 2011 and October 2011, a transaction bonus paid to Mr. Emery in June 2011, and installments of a cash long-term incentive program award paid to Ms. Golding in March 2010 and March 2011. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus) or under our quarterly executive supplemental bonus plan for 2011, which are reported separately in the column entitled “Non-Equity Incentive Plan Compensation”.

(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”) for restricted equity units (“REUs”) with service and performance-based vesting conditions; share bonus awards that vested immediately; and restricted share units (“RSUs”) with service-based vesting conditions, granted in the relevant year. As a result, the amounts included in this column do not cover the portion of awards for which the performance goals have not yet been established and communicated. The corresponding maximum grant date fair value for the awards for the applicable year are as follows: for Mr. Clarke: $2,028,935 for 2009, $3,817,487 for 2010, and $2,614,155 for 2011; for Mr. Wilson: $971,650 for 2009, $1,828,180 for 2010, and $1,227,925 for 2011; for Mr. Bock: $619,550 for 2009, $1,165,698 for 2010, and $496,220 for 2011; for Mr. Emery: $388,660 for 2009, $985,229 for 2010, and $334,684 for 2011; for Ms. Golding: $656,649 for 2010 and $237,183 for 2011; and for Mr. Ekert: $186,943 for 2011. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Assumptions used in the calculation of these amounts are included in footnote 18, “Equity-Based Compensation,” to the consolidated financial statements included in this Form 10-K.

(3)	Amounts included in this column include amounts paid as annual incentive compensation under our performance-based bonus plan, as well as amounts paid under the executive supplemental bonus plan for each quarter of 2011.

(4)	As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FASB ASC 718 value and, thus, any dividends paid to our Named Executive Officers are not included in All Other Compensation.

(5)	Includes company matching 401(k) contributions of $14,700, housing allowance and related benefits of $79,811, tax assistance on such housing allowance benefits of $73,070, financial planning benefits of $31,550, tax assistance on such financial planning benefits of $27,621, payment of employee FICA on vesting of equity of $17,557 and tax assistance on such FICA of $15,872.

(6)	All amounts expressed for Messrs. Wilson and Emery and Ms. Golding (with the exception of equity awards) were paid in British pounds and have been converted to US dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.5545 US dollars to 1 British pound as of December 31, 2011, 1.5659 US dollars to 1 British pound as of December 31, 2010, and 1.6145 US dollars to 1 British pound as of December 31, 2009.

(7)	Includes company matching pension contributions of $88,279, supplemental cash allowance in lieu of pension contributions of $35,948, travel allowance of $6,057, car allowance benefits of $47,330 and financial planning benefits of $4,353.

(8)	Includes company matching 401(k) contributions of $14,700, bonus deferred compensation match of $212,721, base compensation deferred compensation match of $21,300, car allowance benefits of $16,004, financial planning benefits of $13,249, tax assistance on such car allowance and financial planning benefits of $21,714, payment of employee FICA on vesting of equity of $5,361 and tax assistance on such FICA of $4,608.

(9)	Includes company matching pension contributions of $67,164, travel allowance of $7,773, car allowance benefits of $23,784, financial planning benefits of $1,555 and commuting benefits of $18,713.

(10)	Includes company matching pension contributions of $32,645, travel allowance of $7,773 and car allowance benefits of $27,142.

(11)	Includes company matching 401(k) contributions of $14,700, car allowance benefits of $14,890, financial planning benefits of $13,100, tax assistance on such car allowance and financial planning benefits of $15,125, payment of employee FICA on vesting of equity of $2,032 and tax assistance on such FICA of $1,561.

Grants of Plan-Based Awards During 2011

			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Plan Awards			All Other Stock Awards: Number of Shares of Stock Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeff Clarke,	Non-Equity Incentive Plan		$0	$2,888,854	$6,091,979
Chairman of the Board, former Executive Chairman and former President and Chief Executive Officer	TWW Share Bonus Award TWW Restricted Share Units	12/16/2011 12/16/2011							1,232,056 181,001	$2,279,304 $334,852

Gordon Wilson,	Non-Equity Incentive Plan		$0	$2,532,571	$3,595,111
President, Chief Executive	TWW Share Bonus Award	12/16/2011							577,151	$1,067,729
Officer and Director	TWW Restricted Share Units	12/16/2011							86,592	$160,195

Eric J. Bock,	Non-Equity Incentive Plan		$0	$1,156,204	$1,756,204
Executive Vice President, Chief Legal Officer and Chief Administrative Officer	TWW Share Bonus Award TWW Restricted Share Units	12/16/2011 12/16/2011							212,994 55,233	$394,039 $102,181

Philip Emery,	Non-Equity Incentive Plan		$0	$819,785	$1,152,060
Executive Vice President and	TDS Restricted Equity Units	6/3/2011				165,000	335,000	500,000		0
Chief Financial Officer	TWW Share Bonus Award	12/16/2011							113,359	$209,714
	TWW Restricted Share Units	12/16/2011							67,551	$124,969

Lee Golding	Non-Equity Incentive Plan		$0	$565,464	$810,299
Executive Vice President and	TWW Share Bonus Award	12/16/2011							94,301	$174,457
Chief Human Resources Officer	TWW Restricted Share Units	12/16/2011							33,906	$62,726

Kurt Ekert,	Non-Equity Incentive Plan		$0	$600,000	$900,000
Executive Vice President and	TWW Share Bonus Award	12/16/2011							66,471	$122,971
Chief Commercial Officer	TWW Restricted Share Units	12/16/2011							34,579	$63,971

(1)	As noted in footnote 3 to the Summary Compensation Table above, these amounts reflect both our 2011 annual performance-based bonus plan and executive supplemental bonus plan for each quarter of 2011.

(2)	These amounts reflect maximum grant data value of the award computed in accordance with FASB ASC 718. See footnote to the Summary Compensation Table above.

Employment Agreements

We have employment agreements with each of our currently-employed Named Executive Officers, which supersede all prior understandings regarding their employment. We have also granted our Named Executive Officers equity-based awards in TDS Investor (Cayman) L.P. and Travelport Worldwide Limited. The severance arrangements for our currently-employed Named Executive Officers are described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Gordon Wilson, President and Chief Executive Officer

Compensation, Term.    Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a service agreement with Gordon Wilson on May 31, 2011 in connection Mr. Wilson’s assumption of the role of President and Chief Executive Officer. The service agreement continues until it is terminated by either party giving to the other at least twelve months’ prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £550,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 150% of his base salary. Mr. Wilson’s period of continuous employment with us commenced on May 13, 1991. Mr. Wilson’s current base salary is £550,000.

Eric J. Bock, Executive Vice President, Chief Legal Officer and Chief Administrative Officer

Compensation, Term.    The employment agreement for Eric Bock, as amended on May 27, 2011, has a one-year initial term commencing September 26, 2009. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Bock’s employment agreement also includes provision for the payment of an annual base salary subject to annual review and adjustment, and he is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Mr. Bock’s current base salary is $600,000. We also entered into a letter agreement with Mr. Bock on October 7, 2011 that details Mr. Bock’s eligibility for retention payments of $125,000 per quarter in 2012. We amended Mr. Bock’s employment agreement in May 2011 so that Mr. Bock waived his right to cash severance.

Philip Emery (Executive Vice President and Chief Financial Officer) and Lee Golding (Executive Vice President and Chief Human Resources Officer)

Compensation, Term.    Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a contract of employment with Mr. Emery effective October 1, 2009 (as amended on March 28, 2011 and November 24, 2011) and Ms. Golding effective October 2, 2009 (as amended on November 24, 2011). Each of these employment agreements continues until it is terminated by either party giving to the other at least 12 months’ prior written notice. If full notice is not given, we will pay salary (and in certain circumstances following a change in control, target bonus) in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Emery currently is entitled to a base salary of £350,000, and Ms. Golding currently is entitled to a base salary of £225,000, each of which is subject to annual increases. Mr. Emery’s and Ms. Golding’s periods of continuous employment with us commenced on September 11, 2006 and September 30, 2002, respectively. Mr. Emery’s and Ms. Golding’s target bonus is currently 100% and 75%, respectively, of their base annual salary.

Kurt Ekert, Executive Vice President and Chief Commercial Officer

Compensation, Term.     Travelport, LP, our wholly-owned, indirect subsidiary, entered into an employment agreement with Kurt Ekert that has a one-year initial term commencing October 21, 2011. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Ekert’s employment agreement also includes provision for the payment of an annual base salary subject to annual review and adjustment, and, pursuant to an amendment on November 23, 2011, he is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Mr. Ekert’s current base salary is $400,000.

Restrictive Covenants

As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his or her own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his or her status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement during their service as an executive officer provides that these restrictions are in place for two years after the termination of employment. In the case of Messrs. Bock and Ekert, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Messrs. Wilson and Emery and Ms. Golding, the restrictions contained in their employment agreements are effective for a period of 12 months following the termination of their employment. Should we exercise our right to place Messrs. Wilson or Emery or Ms. Golding on “garden leave,” the period of time that they are on such leave will be subtracted from and thereby reduce the length of time that they are subject to these restrictive covenants in their employment agreement.

In addition, each of the Named Executive Officers has agreed to grant us a perpetual, non-exclusive, royalty-free, worldwide, and assignable and sub-licensable license over all intellectual property rights that result from their work while employed with us.

Our Equity Incentive Plans

TDS Investor (Cayman) L.P.

Under the terms of the TDS Investor (Cayman) L.P. 2006 Interest Plan, as amended and/or restated, we may grant equity incentive awards in the form of Class A-2 Units or REUs to our current or prospective officers, employees, non-employee directors or consultants. Class A-2 Units are interests in a limited partnership and have economic characteristics that are similar to those of shares of common stock in a corporation. Each restricted equity unit entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions.

On June 3, 2011, the Board of TDS Investor (Cayman) L.P. granted REUs to Mr. Emery. Vesting of these REUs is based on our achievement of EBITDA, cash flow and/or other financial targets established and defined by the Board for the fiscal years 2011 through 2014 (“Annual Goals”), and otherwise are similar to the REU grants made in 2009 and 2010 to our Named Executive Officers.

Travelport Worldwide Limited

On December 16, 2011, the Board of Directors of Travelport Worldwide Limited, our indirect parent company, approved the Travelport Worldwide Limited 2011 Equity Plan and the award agreements governing the grants of shares and (RSUs) to certain of our executives under the Plan. The shares vested immediately, and the RSUs will vest on January 1, 2014, subject to continued employment and the other terms and conditions of the award agreements. Vested RSUs convert into shares of Travelport Worldwide Limited.

Outstanding Equity Awards at 2011 Fiscal-Year End

	Stock Awards
Name	Type of Award(1)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(2)
Jeff Clarke, Chairman of the Board, former Executive Chairman and	2009 LTIP REUs	n/a	n/a	4,843,311	$774,930
former President and Chief Executive Officer	2011 TWW RSUs	181,001	$334,852	n/a	n/a
Gordon Wilson, President, Chief Executive	2009 LTIP REUs	n/a	n/a	2,319,444	$371,111
Officer and Director	2011 TWW RSUs	86,592	$160,195	n/a	n/a
Eric J. Bock, Executive Vice President, Chief Legal	2009 LTIP REUs	n/a	n/a	1,478,940	$236,630
Officer and Chief Administrative Officer	2011 TWW RSUs	55,233	$102,181	n/a	n/a
Philip Emery,	2009 LTIP REUs	n/a	n/a	927,779	$148,445
Executive Vice President and	2010 LTIP REUs	n/a	n/a	795,455	$127,273
Chief Financial Officer	2011 REUs	n/a	n/a	500,000	$80,000
	2011 TWW RSUs	67,551	$124,969	n/a	n/a
Lee Golding,	2009 LTIP REUs	n/a	n/a	721,606	$115,457
Executive Vice President and	2010 LTIP REUs	n/a	n/a	275,264	$44,042
Chief Human Resources Officer	2011 TWW RSUs	33,906	$62,726	n/a	n/a
Kurt Ekert,	2009 LTIP REUs	n/a	n/a	560,439	$89,670
Executive Vice President and	2010 LTIP REUs	n/a	n/a	530,302	$84,848
Chief Commercial Officer	2011 TWW RSUs	34,579	$63,971	n/a	n/a

(1)	This includes all awards authorized by the Board of Directors of TDS Investor (Cayman) L.P. and Travelport Worldwide Limited and includes awards which have not yet been recognized for accounting purposes as being granted.

(2)

The equity underlying these awards is not publicly traded. Payout Value in this column is based upon the established values of each REU or RSU (as applicable) based upon the most recently completed independent valuations of the TDS Investor (Cayman), L.P. or Travelport Worldwide Limited, respectively, as of

December 31, 2011. Values for REUs include the value of any cash distribution that will be paid at time of vesting.

Option Exercises and Stock Vested in 2011

Name	Plan or Award Type	Number of Restricted Equity Units Becoming Vested During the Year(1)	Number of TWW Shares Becoming Vested During the Year	Value Realized on Vesting($)
Jeff Clarke, Chairman of the Board, former Executive Chairman and former	2009 LTIP REUs	924,692		$1,210,828
President and Chief Executive Officer	TWW Share Bonus Award		1,232,056	$2,279,304
Gordon Wilson, President, Chief Executive	2009 LTIP REUs	442,642		$579,861
Officer and Director	TWW Share Bonus Award		577,151	$1,067,729
Eric J. Bock, Executive Vice President, Chief Legal Officer	2009 LTIP REUs	282,241		$369,736
and Chief Administrative Officer	TWW Share Bonus Award		212,994	$394,039
Philip Emery,	2009 LTIP REUs	177,057		$231,945
Executive Vice President and	2010 LTIP REUs	113,637		$18,182
Chief Financial Officer	TWW Share Bonus Award		113,359	$209,714
Lee Golding,	2009 LTIP REUs	137,711		$180,401
Executive Vice President and	2010 LTIP REUs	39,324		$6,292
Chief Human Resources Officer	TWW Share Bonus Award		94,301	$174,457
Kurt Ekert,	2009 LTIP REUs	106,954		$140,110
Executive Vice President and	2010 LTIP REUs	75,758		$12,121
Chief Commercial Officer	TWW Share Bonus Award		66,471	$122,971

(1)	The vesting events reflected above include the January 1, 2011 vesting of the 2010 tranche of REUs granted under the 2009 LTIP and the August 1, 2011 vesting of the 2010 tranche of REUs granted under the 2010 LTIP, but do not include the January 1, 2012 vesting of the 2011 tranche of REUs (and those REUs eligible for catch-up vesting) granted under the 2009 LTIP.

Pension Benefits in 2011

No Named Executive Officers are currently participating in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2011

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the United States to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2011, this compensation included base salary, deal/transaction bonuses, discretionary bonuses and annual and quarterly bonuses, and the employer match was 100% of employee contributions of up to 6% of the relevant compensation amount. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of 2011, the table below reflects deferrals and other contributions occurring in 2011 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2011 in respect of 2010 but not amounts deferred in 2012 in respect of 2011.

Name	Beginning Balance at Prior FYE (12/31/2010) ($)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2011) ($)
Jeff Clarke	2,042,916	0	0	(56,262)	0	1,986,654
Chairman of the Board, former Executive Chairman and former President and Chief Executive Officer
Gordon Wilson	—	—	—	—	—	—
President, Chief Executive Officer and Director(1)
Eric J. Bock	308,756	203,178	203,178	(13,713)	0	701,399
Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer(1)
Lee Golding	—	—	—	—	—	—
Executive Vice President and Chief Human Resources Officer(1)
Kurt Ekert	24,584	0	0	10	11,982	12,612
Executive Vice President and Chief Commercial Officer(2)

(1)	Messrs. Wilson and Emery and Ms. Golding participate in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and, therefore, is not included in this table.

(2)	Mr. Ekert was also a participant in the Travelport Americas, LLC Savings Restoration Plan (the “Savings Restoration Plan”), a non-qualified deferred compensation plan in which certain US executives could contribute until January 1, 2008. The balances in this Non-Qualified Deferred Compensation table therefore reflect both the Deferred Compensation Plan and the Savings Restoration Plan for Mr. Ekert.

Potential Payments Upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which our currently-employed Named Executive Officers would be entitled upon termination of employment on December 31, 2011. The chart and description below do not cover a potential termination by Mr. Clarke, who was terminated as our Executive Chairman effective February 14, 2012 and is now our Chairman of the Board. The payments and benefits provided to Mr. Clarke as a result of his separation from service are set forth in more detail in the Compensation Discussion and Analysis section above.

Current	Cash Severance Payment($)	Continuation of Certain Benefits (Present value)($)	Acceleration and Continuation of Equity (Unamortized Expense as of 12/31/2011($)	Total Termination Benefits($)
Gordon Wilson
• Voluntary retirement	0	0	0	0
• Involuntary termination	3,419,900	0	332,756	3,752,656
• Change in Control (CIC)	0	0	372,805	372,805
• Involuntary or good reason termination after CIC	3,419,900	0	0	3,419,900
Eric J. Bock
• Voluntary retirement	0	0	0	0
• Involuntary termination	0	48,360	212,202	260,562
• Change in Control (CIC)	0	0	237,747	237,747
• Involuntary or good reason termination after CIC	0	48,360	0	48,360
Philip Emery
• Voluntary retirement	0	0	0	0
• Involuntary termination	775,307	0	279,361	1,054,668
• Change in Control (CIC)	0	0	342,886	342,886
• Involuntary or good reason termination after CIC	1,884,039	0	0	1,884,039
Lee Golding
• Voluntary retirement	0	0	0	0
• Involuntary termination	571,279	0	136,407	707,686
• Change in Control (CIC)	0	0	156,303	156,303
• Involuntary or good reason termination after CIC	1,387,391	0	0	1,387,391
Kurt Ekert
• Voluntary retirement	0	0	0	0
• Involuntary termination	700,000	39,432	144,077	883,509
• Change in Control (CIC)	0	0	168,192	168,192
• Involuntary or good reason termination after CIC	1,000,000	39,432	0	1,039,432

Accrued Pay and Regular Retirement Benefits.    The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to our salaried employees generally upon termination of employment, such as:

•	Accrued salary and vacation pay (if applicable);

•	Earned but unpaid bonuses; and

•	Distributions of plan balances under our 401(k) plan.

Deferred Compensation.    The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan and Savings Restoration Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2011 table above.

Death and Disability.    A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except a pro-rata portion of their annual bonus for the year of death or disability in the case of Messrs. Bock and Ekert.

Involuntary and Constructive Termination and Change-in-Control Severance Pay Program.    The Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Bock and Ekert, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Messrs. Wilson and Emery and Ms. Golding, a resignation due to fundamental breach of contract. The amounts shown in the table are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the employment agreements:

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

•	Definitions of Cause and Constructive Termination (only applicable to Messrs. Bock and Ekert)

•	A termination of the executive by the Company is for cause if it is for any of the following reasons:

•	The executive’s failure substantially to perform executive’s duties for a period of 10 days following receipt of written notice from the Company of such failure;

•	Theft or embezzlement of company property or dishonesty in the performance of the executive’s duties;

•

Conviction which is not subject to routine appeals of right or a plea of “no contest” for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year (Mr. Bock only);

•	An act or acts on executive’s part constituting (x) a felony under the laws of the United States or state thereof or (y) a crime involving moral turpitude (Mr. Ekert only);

•	The executive’s willful malfeasance or willful misconduct in connection with his duties or any act or omission which is materially injurious to our financial condition or business reputation; or

•	The executive’s breach of restrictive covenants.

•	A termination by the executive is as a result of constructive termination if it results from, among other things:

•	Any material reduction in the executive’s base salary or annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

•	The Company’s failure to pay compensation or benefits when due;

•	Material and sustained diminution to the executive’s duties and responsibilities;

•	The primary business office for the executive being relocated by more than 50 miles from Parsippany, New Jersey (Mr. Ekert only) or New York, New York (both Messrs. Bock and Ekert); or

•	The Company’s election not to renew the initial employment term or any subsequent extension thereof (except as a result of the executive’s reaching retirement age, as determined by our policy).

•

Cash severance payment.    For Mr. Wilson, this represents two times the sum of his base salary and target annual bonus. For Mr. Emery and Ms. Golding, this represents 12 months of salary plus pro-rata target bonus for 2011, and, for a termination following a change in control, 24 months of base annual salary and target bonus (which applies in certain circumstances following a change in control), plus pro-rata target bonus for 2011. For Mr. Ekert, this represents a cash severance payment of one times his base annual salary (and, in certain circumstances following a change in control, one times his target bonus) plus a pro-rata bonus for 2011. The Company is also required to give Messrs. Wilson and Emery and Ms. Golding 12 months of notice or pay in lieu of notice. In the case of Messrs. Emery and Ekert, as well as Ms. Golding, they must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits.

•

Continuation of health, welfare and other benefits.    Represents, following a covered termination, continued health and welfare benefits (at active employee rates) for three years (Mr. Bock only) and one year (Mr. Ekert only) and financial planning benefits for one year (Mr. Ekert only), as well as applicable tax assistance on such benefits, provided the executive has executed, delivered and not revoked the Separation Agreement.

•

Acceleration and continuation of equity awards.    Upon termination without cause, as the result of a constructive termination, death or disability, unvested REUs granted to our currently-employed Named Executive Officers under the 2009 LTIP, 2010 LTIP and 2011 REU awards are converted into a time-based award, and the currently-employed Named Executive Officer receives vesting of unvested REUs at target based upon pro-rata time served in year of termination plus an additional 18 months divided by number of months remaining in the four year performance period starting with the year of termination. As a result, a termination on December 31, 2011 results in vesting of 100% (30/24ths) of the 2011 and 2012 tranches of the 2009 LTIP REUs at target (66.7%), vesting of 30/36ths of the 2011 through 2013 tranches of the 2010 LTIP REUs at target (67%), and vesting of 30/48ths of the 2011 through 2014 tranches of the 2011 REUs at target (67%). For the RSU awards, upon termination without cause, as the result of a constructive termination, death or disability, the currently-employed Named Executive Officer receives vesting of unvested RSUs based on pro-rata time served in the year of termination (beginning January 1, 2012) plus an additional 18 months dividing by the number of months remaining in the two year vesting period starting on January 1, 2012. As a result, a termination on December 31, 2011 results in vesting of 18/24ths (75%) of the RSUs.

•

Payments Upon Change in Control Alone.    The change in control provisions in the current employment agreements for our currently-employed Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment. In addition, upon a change in control while a currently-employed Named Executive Officer who was granted 2009 LTIP REUs and 2011 REUs (for Mr. Emery) and, if such change in control occurs following a qualified public offering, 2010 LTIP REUs, is employed by the Company, unvested REUs under the 2009 LTIP, 2010 LTIP and 2011 REUs will vest at target (including any unvested REUs that did not vest in prior year(s) due to not meeting Annual Goals at target) and remaining unvested REUs are forfeited. As a result, in the Potential Payments Upon Termination of Employment or Change in Control table, a change in control on December 31, 2011 results in vesting of 66.7% of the unvested REUs granted to our currently-employed Named Executive Officers pursuant to the 2009 LTIP and 67% of the unvested REUs granted to our Named Executive Officers pursuant to the 2010 LTIP as well as 2011 REUs. For the RSU awards, upon a change in control while a currently-employed Named Executive Officer is employed by the Company, 100% of unvested RSUs will vest.

Compensation of Directors

Other than Messrs. Clarke, Steenland and Bolland, none of our other Directors receive compensation for their service as a Director, but receive reimbursement of expenses incurred from their attendance at Board of Director meetings. Directors who are also our employees receive no separate compensation for service on the Board of Directors or committees of the Board of Directors. Mr. Steenland receives $250,000 per year as compensation for his service as the Vice Chairman of our Board, and Mr. Bolland receives $100,000 per year as compensation for his service as a Director. Effective February 15, 2012, Mr. Clarke receives $250,000 per year as compensation for his service as the Chairman of our Board, and Mr. Clarke is eligible for an annual bonus of up to 100% of such annual director fee based on our performance.

The following table contains compensation information for certain of our directors for the fiscal year ended December 31, 2011.

Name	Year	Fee Earned or Paid in Cash ($)		Total ($) (1)
Douglas M. Steenland, Vice Chairman	2011	103,261	(2)	103,261
Anthony J. Bolland, Director	2011	7,337	(3)	7,337

(1)

Reflects all fees paid to certain of our directors with respect to 2011 but does not include travel or other business-related reimbursements. In 2011, we did not pay or grant our non-employee directors stock awards, option awards, non-equity incentive plan compensation, pension benefits or non-qualified deferred compensation or any other compensation other than as set forth in this table. Neither Mr. Steenland, nor Mr. Bolland had any outstanding equity at the end of 2011.

(2)	Reflects pro-rata fee from August 2, 2011 to December 31, 2011.

(3)	Reflects pro-rata fee from December 5, 2011 to December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Travelport Worldwide Limited, a Bermuda company (“Travelport Worldwide”), owns all of the outstanding common stock of our direct parent, Travelport Holdings Limited, a Bermuda company, which in turn owns all of our outstanding common stock. Funds affiliated with The Blackstone Group L.P., funds affiliates with Technology Crossover Ventures, an affiliate of One Equity Partners and certain members of our management beneficially own shares of our common stock indirectly through their holdings in TDS Investor (Cayman) L.P., a Cayman limited partnership (“TDS Investor”), through its direct wholly-owned subsidiary, Travelport Intermediate Limited, and its indirect majority-owned subsidiary, Travelport Worldwide. Other entities and certain members of our management beneficially own shares of our common stock through their holdings in Travelport Worldwide.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2012 with respect to (i) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings of Class A Units of TDS Investor, (ii) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings in Travelport Worldwide, (iii) each of our Named Executive Officers, (iv) each of our directors and (v) all of our directors and our executive officers as a group.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated Class A Units of TDS Investor and the indicated common stock of Travelport Worldwide. Unless otherwise noted, the address of each beneficial owner is 300 Galleria Parkway, Atlanta, Georgia 30339.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of TDS Investor (Cayman) L.P.	Percent Beneficial Ownership of TDS Investor (Cayman) L.P.	Amount of Beneficial Ownership of Travelport Worldwide Limited(1)	Percent Beneficial Ownership of Travelport Worldwide Limited(2)
Blackstone Funds(3)	818,706,823	69.98%	41,985,711	41.31%
TCV Funds(4)	132,049,488	11.29%	6,771,889	6.66%
OEP TP Ltd.(5)	132,049,487	11.29%	6,771,889	6.66%
Angelo, Gordon Funds(6)	—	—	13,433,505	13.22%
Q Investments Funds(7)	—	—	10,359,315	10.19%
Gordon Wilson(8)	8,007,083	*	687,659	*
Eric Bock(8)	2,953,891	*	266,032	*
Philip Emery(8)	1,620,661	*	137,525	*
Lee Golding(8)	1,332,881	*	113,619	*
Kurt Ekert(8)	971,717	*	92,141	*
Jeff Clarke(8)(9)	19,147,922	1.64%	1,715,298	1.69%
Douglas M. Steenland(10)	818,706,823	69.98%	41,985,711	41.31%
Gavin R. Baiera(11)	—	—	13,433,505	13.22%
Anthony J. Bolland	—	—	—	—
Martin J. Brand(12)	818,706,823	69.98%	41,985,711	41.31%
Richard Buccarelli(13)	132,049,487	11.29%	6,771,889	6.66%
Paul C. Schorr IV(14)	818,706,823	69.98%	41,985,711	41.31%
All directors and executive officers as a group (15 persons)(15)	34,946,670	2.99%	3,101,488	3.05%

*	Beneficial owner holds less than 1%.
(1)	Comprises the total amount of beneficial ownership of Travelport Worldwide (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.
(2)	Comprises the percentage of beneficial ownership of Travelport Limited (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.

(3)	Reflects beneficial ownership of 342,838,521 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P., 317,408,916 Class A-1 Units held by Blackstone Capital Partners (Cayman) VA L.P., 98,340,355 Class A-1 Units held by BCP (Cayman) V-S L.P., 18,930,545 Class A-1 Units held by BCP V Co-Investors (Cayman) L.P., 24,910,878 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P., 13,826,933 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. and 2,450,675 Class A-1 Units held by Blackstone Participation Partnership (Cayman) V L.P. (collectively, the “Blackstone Funds”), as a result of the Blackstone Funds’ ownership of interests in TDS Investor (Cayman) L.P., for each of which Blackstone LR Associates (Cayman) V Ltd. is the general partner having voting and investment power over the Class A-1 Units held or controlled by each of the Blackstone Funds. Messrs. Schorr and Brand are directors of Blackstone LR Associates (Cayman) V Ltd. and as such may be deemed to share beneficial ownership of the Class A-1 Units held or controlled by the Blackstone Funds. The address of Blackstone LR Associates (Cayman) V Ltd. and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(4)	Reflects beneficial ownership of 131,016,216 Class A-1 Units held by TCV VI (Cayman), L.P. and 1,033,272 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the “TCV Funds”), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(5)	The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(6)

Reflects beneficial ownership of 956,365 common shares of Travelport Worldwide held by AG Super Fund International Partners, L.P. and 12,477,140 common shares of Travelport Worldwide held by Silver Oak Capital, L.L.C. (collectively, the “Angelo, Gordon Funds”). The address of the Angelo, Gordon Funds is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue — 26th Floor, New York, NY 10167.

(7)	Reflects beneficial ownership of 694,490 common shares of Travelport Worldwide held by Q5-R2 Trading, Ltd., 9,524,345 common shares of Travelport Worldwide held by R2 Top Hat, Ltd. and 140,480 common shares of Travelport Worldwide held by R2 Investments, LDC (collectively, the “Q Investments Funds”). The address of the Q Investment Funds is c/o Q Investments, L.P., 301 Commerce Street – Suite 3200, Fort Worth, Texas 76102.

(8)	The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 15, 2012, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(9)	Does not reflect Class A-2 Units of TDS Investor to be delivered to Mr. Clarke in respect of vesting and conversion of restricted equity units for the 2011 tranche, as well as the unvested portions of the 2009 and 2010 tranches eligible for catch-up vesting, under the 2009 Long-Term Incentive Plan based on 2011 performance.

(10)	Mr. Steenland, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Senior Advisor to the Blackstone Private Equity Group. Amounts disclosed for Mr. Steenland, are also included in the amounts disclosed for the Blackstone Funds. Mr. Steenland disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(11)	Mr. Baiera, a director of the Company and Travelport Worldwide, is a Managing Director of Angelo, Gordon & Co, L.P. Amounts disclosed for Mr. Baiera are also included in the amounts disclosed for the Angelo, Gordon Funds. Mr. Baiera disclaims beneficial ownership of any shares owned directly or indirectly by the Angelo, Gordon Funds.

(12)	Mr. Brand, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Managing Director of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(13)	Mr. Buccarelli, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Managing Director of JPMorgan Chase. Amounts disclosed for Mr. Buccarelli, are also included in the amounts disclosed for OEP TP Ltd. Mr. Buccarelli disclaims beneficial ownership of any shares owned directly or indirectly OEP TP Ltd.

(14)	Mr. Schorr, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Senior Advisor to The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(15)	Shares beneficially owned by the Blackstone Funds, the TCV Funds, OEP TP Ltd. and the Angelo, Gordon Funds have been excluded for purposes of the presentation of directors and executive officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the Advisory Fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2009, 2010 and 2011, we made payments of approximately $8 million, $7 million and $5 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payments made in 2010 and 2011 were credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $37.0 million. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expense for the year ended December 31, 2008. In addition, in 2009, 2010 and 2011, we paid approximately $0.6 million, nil and $0.1 million, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

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

Shareholders’ Agreement.    In connection with the acquisition, TDS Investor, our ultimate parent company, entered into a Shareholders’ Agreement with affiliates of Blackstone and TCV. On October 13, 2006, this Shareholders’ Agreement was amended to add a TCV affiliate as a shareholder. The Shareholders’ Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions) and registration rights (including customary indemnification provisions).

Orbitz Worldwide.    After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $4 million of revenue and recorded approximately $106 million of expense in 2011. In addition, pursuant to our Separation Agreement with Orbitz Worldwide, we have agreed to issue letters of credit on behalf of Orbitz Worldwide so long as we and our affiliates own at least 50% of Orbitz Worldwide’s voting stock, in an aggregate amount not to exceed $75 million. As of December 31, 2011, we had commitments of approximately $75 million in letters of credit outstanding on behalf of Orbitz Worldwide. We recorded approximately $6 million of interest income in connection with fees associated with such letters of credit issuances in 2011.

Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.    Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2011, we recorded revenue of approximately $19 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

Blackstone Financial Advisory.    In February 2011, we entered into agreement with an affiliate of Blackstone, which was amended in July 2011, pursuant to which Blackstone agreed to provide us financial advisory and consulting services in connection with refinancing transactions. During 2011, we paid approximately $8 million under this agreement. The engagement was terminated in November 2011.

New Shareholders’ Agreement.    In connection with the Restructuring, on October 3, 2011, we and our direct and indirect parent companies entered into a shareholders’ agreement (the “New Shareholders’ Agreement”) with the PIK term loan lenders (the “New Shareholders”). Pursuant to the New Shareholders’ Agreement, as partial consideration for the Restructuring, the New Shareholders received, among other things, their pro rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide. Subject to certain conditions, additional equity securities may be issued to the New Shareholders, which would bring the total equity held by the New Shareholders to 44% of Worldwide. The New Shareholders’ Agreement, among other things: (i) allows the New Shareholders to appoint two directors to our board of directors, as well as the boards of directors of Travelport Holdings Limited, our direct parent company, and Travelport Worldwide, subject to certain conditions; (ii) restricts our ability to enter into certain affiliate transactions, authorize or issue new equity securities and amend our organizational documents without the consent of the New Shareholders; and (iii) allows holders of 2% or more of the outstanding equity of Travelport Worldwide to obtain additional information about us and certain of our parent companies.

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

Director Independence.    As a privately-held company, we are not required to have independent directors on our Board of Directors. Other than Mr. Bolland, none of our directors is independent. In addition, none of the directors on our Audit Committee, Compensation Committee and Executive Committee are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Firm Fees.    Fees billed to us by Deloitte LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2011 and 2010 were as follows:

Audit Fees.    The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2011 and 2010 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $3.2 million and $3.6 million, respectively.

Audit-Related Fees.    The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2011 and 2010 were approximately $0.2 million and $0.3 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2011 and December 31, 2010.

Tax Fees.    The aggregate fees billed for tax services during the fiscal years ended December 31, 2011 and 2010 were approximately $2.5 million and $1.6 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees. The aggregate fees billed for other fees during the fiscal years ended December 31, 2011 and December 31, 2010 were approximately $1.1 million and $0.8 million, respectively. These fees relate primarily to services in relation to proposed strategic transactions and the sale of GTA in 2011 and to a proposed offering in 2010.

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

All services performed by the independent auditor in 2011 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its March 8, 2011 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. Services provided by the Deloitte Entities during 2011 under this provision were approximately $0.3 million, in aggregate, and no services were provided by the Deloitte Entities during 2010 under such provision.

PART IV

ITEM 15.	EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)(1)	FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed by Orbitz Worldwide, Inc. with the SEC on March [ ], 2012. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Regulation S-X Rule 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 15(A)(3)	EXHIBITS

See Exhibits Index commencing on page G-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED

By:	/s/ Simon Gray
Simon Gray
Senior Vice President and Chief Accounting Officer

Date: March 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Wilson (Gordon Wilson)	Chief Executive Officer and Director	March 22, 2012

/s/ Philip Emery (Philip Emery)	Executive Vice President and Chief Financial Officer	March 22, 2012

/s/ Jeff Clarke (Jeff Clarke)	Chairman of the Board and Director	March 22, 2012

/s/ Douglas Steenland (Douglas Steenland)	Vice Chairman of the Board and Director	March 22, 2012

/s/ Gavin Baiera (Gavin Baiera)	Director	March 22, 2012

/s/ Anthony J. Bolland (Anthony J. Bolland)	Director	March 22, 2012

/s/ Martin Brand (Martin Brand)	Director	March 22, 2012

/s/ Richard Buccarelli (Richard Buccarelli)	Director	March 22, 2012

/s/ Paul C. Schorr IV (Paul C. Schorr IV)	Director	March 22, 2012

TRAVELPORT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Travelport Limited

We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in total equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE LLP

LONDON, UNITED KINGDOM

MARCH 22, 2012

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net revenue	2,035	1,996	1,981

Costs and expenses
Cost of revenue	1,211	1,119	1,049
Selling, general and administrative	358	382	402
Restructuring charges	4	11	15
Depreciation and amortization	227	210	187
Other expense (income)	35	—	(5)

Total costs and expenses	1,835	1,722	1,648

Operating income	200	274	333
Interest expense, net	(287)	(272)	(286)
Gain on early extinguishment of debt	—	2	10

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(87)	4	57
Provision for income taxes	(29)	(47)	(23)
Equity in losses of investment in Orbitz Worldwide	(18)	(28)	(162)

Net loss from continuing operations	(134)	(71)	(128)
(Loss) income from discontinued operations, net of tax	(6)	27	(741)
Gain from disposal of discontinued operations, net of tax	312	—	—

Net income (loss)	172	(44)	(869)
Net loss (income) attributable to non-controlling interest in subsidiaries	3	1	(2)

Net income (loss) attributable to the Company	175	(43)	(871)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED BALANCE SHEETS

(in $ millions)	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	124	94
Accounts receivable (net of allowances for doubtful accounts of $22 and $24)	180	161
Deferred income taxes	3	4
Assets of discontinued operations	—	1,066
Other current assets	168	185

Total current assets	475	1,510
Property and equipment, net	431	484
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	681	770
Cash held as collateral	137	137
Investment in Orbitz Worldwide	77	91
Non-current deferred income taxes	6	4
Other non-current assets	237	204

Total assets	3,344	4,500

Liabilities and equity
Current liabilities:
Accounts payable	88	72
Accrued expenses and other current liabilities	485	474
Liabilities of discontinued operations	—	555
Current portion of long-term debt	50	18

Total current liabilities	623	1,119
Long-term debt	3,357	3,796
Deferred income taxes	42	37
Other non-current liabilities	279	220

Total liabilities	4,301	5,172

Commitments and contingencies (Note 16)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	717	1,011
Accumulated deficit	(1,511)	(1,686)
Accumulated other comprehensive loss	(176)	(9)

Total shareholders’ equity	(970)	(684)
Equity attributable to non-controlling interest in subsidiaries	13	12

Total equity	(957)	(672)

Total liabilities and equity	3,344	4,500

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Operating activities of continuing operations
Net income (loss)	172	(44)	(869)
(Income) loss from discontinued operations (including gain from disposal), net of tax	(306)	(27)	741

Net loss from continuing operations	(134)	(71)	(128)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	227	210	187
Equity-based compensation	5	5	10
Gain on early extinguishment of debt	—	(2)	(10)
Amortization of debt finance costs and debt discount	23	23	16
Non-cash interest on payment-in-kind debt	3	—	—
(Gain) loss on interest rate derivative instruments	(22)	(6)	6
Loss (gain) on foreign exchange derivative instruments	7	(3)	(13)
Equity in losses of investment in Orbitz Worldwide	18	28	162
Deferred income taxes	3	21	(13)
FASA liability	(16)	(18)	(26)
Defined benefit pension plan funding	(17)	(3)	(3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20)	4	(4)
Other current assets	13	(14)	(9)
Accounts payable, accrued expenses and other current liabilities	9	17	(9)
Other	25	(10)	—

Net cash provided by operating activities of continuing operations	124	181	166

Net cash (used in) provided by operating activities of discontinued operations	(12)	103	73

Investing activities
Property and equipment additions	(77)	(182)	(58)
Proceeds from the sale of GTA business, net of cash disposed of $7 million	628	—	—
Investment in Orbitz Worldwide	—	(50)	—
Businesses acquired	—	(16)	(2)
Loan to a parent company	—	(9)	—
Loan repaid by a parent company	—	9	—
Proceeds from sale of assets	—	2	5
Other	5	5	—

Net cash provided by (used in) investing activities	556	(241)	(55)

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Financing activities
Principal repayments	(672)	(318)	(307)
Proceeds from new borrowings	35	517	144
Cash provided as collateral	—	(137)	—
Payments on settlement of derivative contracts	—	(77)	—
Proceeds from settlement of derivative contracts	34	16	87
Net share settlement for equity-based compensation	(3)	—	(7)
Contribution from non-controlling interest shareholders	4	—	—
Debt finance costs	(100)	(20)	(3)
Distribution to a parent company	(89)	—	(227)
Other	—	(3)	(4)

Net cash used in financing activities	(791)	(22)	(317)

Effect of changes in exchange rates on cash and cash equivalents	5	4	5

Net (decrease) increase in cash and cash equivalents	(118)	25	(128)
Cash and cash equivalents at beginning of year (including cash of discontinued operations)	242	217	345

Cash and cash equivalents at end of year	124	242	217
Less: cash of discontinued operations	—	(148)	(93)

Cash and cash equivalents of continuing operations at end of year	124	94	124

Supplemental disclosure of cash flow information of continuing operations
Interest payments	267	232	255
Income tax payments, net	22	24	38
Non-cash capital distribution to a parent company	208	—	—
Non-cash capital lease additions	28	30	9

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in $ millions)	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non - Controlling Interest in Subsidiaries	Total Equity

Balance as of January 1, 2009	—	1,225	(773)	(40)	7	419
Distribution to a parent company	—	(227)	—	—	—	(227)
Equity-based compensation, net of repurchases	—	8	—	—	—	8
Business acquired	—	—	1	—	7	8
Dividend to non-controlling interest shareholders	—	—	—	—	(1)	(1)
Comprehensive income (loss):
Net (loss) income	—	—	(871)	—	2	(869)
Currency translation adjustment, net of tax of $0	—	—	—	33	—	33
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	18	—	18
Defined benefit plan settlement, net of tax of $0	—	—	—	4	—	4
Unrecognized actuarial gain on defined benefit plans, net of tax of $0	—	—	—	8	—	8
Unrealized gain on equity investment and other, net of tax of $0	—	—	—	7	—	7

Total comprehensive loss						(799)

Balance as of December 31, 2009	—	1,006	(1,643)	30	15	(592)
Capital contribution from non-controlling interest shareholders	—	—	—	—	1	1
Equity-based compensation	—	5	—	—	—	5
Dividend to non-controlling interest shareholders	—	—	—	—	(3)	(3)
Comprehensive income (loss):
Net loss	—	—	(43)	—	(1)	(44)
Currency translation adjustment, net of tax of $0	—	—	—	(35)	—	(35)
Unrealized gain on cash flow hedges, net of tax of $0	—	—	—	9	—	9
Unrecognized actuarial loss on defined benefit plans, net of tax of $0	—	—	—	(22)	—	(22)
Unrealized gain on equity investment in Orbitz Worldwide, net of tax of $0	—	—	—	9	—	9

Total comprehensive loss						(83)

Balance as of December 31, 2010	—	1,011	(1,686)	(9)	12	(672)
Distribution to a parent company	—	(297)	—	—	—	(297)
Equity-based compensation	—	6	—	—	—	6
Net share settlement for equity-based compensation	—	(3)	—	—	—	(3)
Capital contribution from non-controlling interest shareholders	—	—	—	—	4	4
Comprehensive income (loss):
Net income (loss)	—	—	175	—	(3)	172
Currency translation adjustment, net of tax of $0	—	—	—	(81)	—	(81)
Realization of loss on cash flow hedges, net of tax of $0	—	—	—	9	—	9
Unrecognized actuarial loss on defined benefit plans, net of tax of $(2)	—	—	—	(101)	—	(101)
Unrealized gain on equity investments, net of tax of $0	—	—	—	6	—	6

Total comprehensive income						5

Balance as of December 31, 2011	—	717	(1,511)	(176)	13	(957)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

1.    Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry.

Travelport operates a global distribution system (“GDS”) business which provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel suppliers. Travelport operates three systems, Galileo, Apollo and Worldspan, providing travel agencies with booking technology and access to supplier inventory that Travelport aggregates from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Within Travelport’s GDS business, Airline IT Solutions business hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus on their core business competencies.

The Company also owns approximately 48% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has over 3,500 employees and operates in over 170 countries. Travelport is a closely-held company.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

On May 5, 2011, the Company completed the sale of the Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Limited (“Kuoni”). The Company realized a gain of $312 million, net of tax, on the transaction. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under the Company’s senior secured credit agreement. The gain from the disposal of the GTA business and the results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows. The assets and liabilities of the GTA business are classified as discontinued operations on the Company’s consolidated balance sheet for the years presented prior to the sale.

2.    Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities of which Travelport controls a majority of the entity’s outstanding common stock. The Company has eliminated intercompany transactions and accounts in its financial statements.

Revenue Recognition

The Company provides global transaction processing and computer reservation services and provides travel marketing information to airline, car rental and hotel clients as described below.

Transaction Processing Revenue

The Company provides travel agencies, internet sites and other subscribers with the ability to access schedule and fare information, book reservations and print tickets for air travel. The Company also provides subscribers with information and booking capability covering car rentals and hotel reservations at properties throughout the world. Such transaction processing services are provided through the use of the GDS. As compensation for services provided, fees are collected, on a per segment basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the Company’s GDS. Additionally, certain of the Company’s more significant contracts provide for incentive payments based upon business volume. Revenue for air travel reservations is recognized at the time of booking of the reservation, net of estimated cancellations prior

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

to the date of departure and anticipated incentives for customers. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, prior to the date of departure, which have not been significant. Revenue for car rental, hotel reservations and cruise reservations is recognized upon fulfillment of the reservation. The timing of the recognition of car, hotel and cruise reservation revenue reflects the difference in the contractual rights related to such services compared to the airline reservation services.

Airline IT Solutions Revenue

The Company provides hosting solutions and IT software subscription services to airlines, as well as travel agency services to corporations. Such revenue is recognized as the services are performed.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including commissions and costs incurred for third-party national distribution companies (“NDCs”), financial incentives paid to travel agencies who subscribe to the Company’s GDS, and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization expenses.

In markets not supported by the Company’s sales and marketing organizations, the Company utilizes an NDC structure, where feasible, in order to take advantage of the NDC’s local industry knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC’s territory.

The Company enters into agreements with significant subscribers, which provide for incentives in the form of development advances, including cash payments, equipment or other services at no charge. The amount of the development advance varies depending upon the expected volume of the subscriber’s business. The Company establishes liabilities for these development advances at the inception of the contract and defers the expense. The development advance expense is then recognized as revenue is earned in accordance with the contractual terms. The Company generally recognizes the development advance expense over the life of the contract on a straight line basis, as it expects the benefit of those advances, which are the air segments booked on its GDS, to accrue evenly over the life of the contract.

Technology management costs, data processing costs, and telecommunication costs which are included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating the Company’s internet sites and payments to outside contractors.

Commission costs are recognized in the same accounting period as the revenue generated from the related activities. All other costs are recognized as expenses when obligations are incurred.

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $16 million, $17 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s trade receivables are reported in the consolidated balance sheets net of an allowance for doubtful accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company, or other known customer liquidity issues), the Company records a specific reserve for bad debts in order to reduce the receivable to the amount reasonably believed to be collectable. For all other customers, the Company recognizes a reserve for estimated bad debts. Due to the number of different countries in which the Company operates, its policy of determining when a reserve is required to be recorded considers the appropriate local facts and circumstances that apply to an account. Accordingly, the length of time to collect, relative to local standards, does not necessarily indicate an increased credit risk. In all instances, local review of accounts receivable is performed on a regular basis by considering factors such as historical experience, credit worthiness, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Bad debt expense (recovery) is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $1 million, $(1) million and $2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

As of December 31, 2011 and 2010, the Company has not designated the derivative instruments used to hedge its foreign currency and interest rate risks as cash flow hedges. Changes in the fair value of derivatives not

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations. Prior to December 31, 2010, certain derivative instruments were designated as cash flow instruments. The effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings on the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are reflected in earnings in the same period during which the hedged cash flow affects earnings.

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

The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments that do not entail significant judgment. These amounts include fair value adjustments related to the Company’s own credit risk and counterparty credit risk. These pricing models are categorized within Level 3 of the fair value hierarchy.

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

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2011, 2010 and 2009, the Company amortized internal use software costs of $81 million, $65 million and $50 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations.

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

The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2011 and did not identify any impairment.

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

Equity-Based Compensation

TDS Investor (Cayman) L.P., the partnership indirectly owning a majority shareholding in the Company (the “Partnership”), and Travelport Worldwide Limited, a parent company indirectly owning 100% of the Company (“Worldwide”), have equity-based, long-term incentive programs for the purpose of retaining certain key employees. Under several plans within these programs, key employees are granted restricted equity units and/or partnership interests in the Partnership and restricted share units and/or shares in Worldwide.

The Company expenses all employee equity-based compensation over the relevant vesting period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The equity-based compensation expense is included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

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

The Company’s accounting policies, which include significant estimates and assumptions, include estimation of the collectability of accounts receivables, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, amounts for future cancellations of airline bookings processed through the GDS, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of intangible assets and goodwill, discount rates and rates of return affecting the calculation of the assets and liabilities associated with the employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

Pension and Other Post-Retirement Benefits

The Company sponsors a defined contribution savings plan, under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan are recognized in the Company’s consolidated statements of operations as incurred.

The Company also sponsors both non-contributory and contributory defined benefit pension plans whereby benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company also maintains other post-retirement health and welfare benefit plans for certain eligible employees. The Company recognizes the funded status of its pension and other post-retirement defined benefit plans within other non-current assets and other non-current liabilities on its consolidated balance sheets. The measurement date used to determine benefit obligations and the fair value of assets for all plans is December 31 of each year. Pension and other post-retirement defined benefit costs are

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions including expected return rates on plan assets, discount rates, employee turnover, healthcare costs and mortality rates. Unexpected actuarial gains or losses arise from returns on plan assets and from changes in the projected benefit obligation and these are deferred within accumulated other comprehensive income (loss), net of tax.

Recently Issued Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures about offsetting and related arrangements for financial instruments and derivative instruments. This guidance requires disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheets and transactions subject to an agreement similar to a master netting agreement. This guidance is to be applied on a retrospective basis for all annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance, apart from disclosure.

Amendments to Goodwill Impairment Testing

In September 2011, the FASB issued amended guidance to allow the use of a qualitative approach to test goodwill for impairment. There will no longer be a requirement to perform the two step goodwill impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of goodwill is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance.

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

In December 2011, the FASB issued a revision to this guidance, deferring the effective date indefinitely for amendments pertaining to the presentation of items reclassified from OCI.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

Disclosure of Supplementary Pro-Forma Information for Business Combinations

In December 2010, the FASB issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The Company adopted the provisions of this guidance effective January 1, 2011, and there was no impact on the consolidated financial statements resulting from the adoption of this guidance.

Goodwill Impairment Testing

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. The Company adopted the provisions of this guidance effective January 1, 2011, and there was no impact on the consolidated financial statements resulting from the adoption of this guidance.

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

3.    Discontinued Operations

On May 5, 2011, the Company completed the sale of the GTA business to Kuoni. The Company realized a gain of $312 million, net of tax, on the transaction. Proceeds from the sale, together with existing cash, were used to make a $655 million early repayment of indebtedness outstanding under the Company’s senior secured credit agreement. The gain from the disposal of the GTA business and the results of operations of the GTA business are

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.    Discontinued Operations (Continued)

presented as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows. The assets and liabilities of the GTA business are classified as discontinued operations on the Company’s consolidated balance sheets for periods presented prior to the sale.

Summarized statements of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

	From January 1,	From January 1,	From January 1,
(in $ millions)	From January 1, 2011 to May 5, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net revenue	76	294	267
Operating expenses	86	254	266
Impairment of goodwill, intangible assets and other non-current assets	—	—	833

Operating (loss) income before income taxes	(10)	40	(832)
Benefit (provision) for income taxes	4	(13)	91

(Loss) income from discontinued operations, net of tax	(6)	27	(741)
Gain from disposal of discontinued operations, net of tax of $0	312	—	—

Total income (loss) from discontinued operations, net of tax	306	27	(741)

During 2009, the Company observed indicators of potential impairment related to the GTA business. As a result, an impairment test was performed. In estimating the fair value of the reporting unit, the Company used the income approach. The income approach, which results in a Level 3 fair value, is based on discounted expected future cash flows from the business. As a result of this testing, the Company determined that additional impairment analysis was required as the carrying value exceeded the fair value. The estimated fair value of GTA was allocated to the individual fair value of the assets and liabilities of GTA as if GTA had been acquired in a business combination, which resulted in the implied fair value of the goodwill. The allocation of the fair value required the Company to make a number of assumptions and estimates about the fair value of assets and liabilities where the fair values were not readily available or observable.

As a result of this assessment, the Company recorded an impairment charge of $833 million during the year ended December 31, 2009, of which $491 million related to goodwill, $87 million related to trademarks and tradenames and $255 million related to customer relationships. A tax benefit of $96 million was recognized as a result of the impairment charge in the year. Accordingly, the non-current deferred income tax liability was reduced by $96 million. This included $72 million related to the impairment of customer relationships and $24 million related to the impairment of trademarks and trade names. There was no tax impact arising from the impairment of the goodwill. The net charge of $737 million is included within the (loss) income from discontinued operations, net of tax line item in the consolidated statements of operations.

The GTA business had various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it earned approximately $22 million, $23 million and $39 million of revenue and recorded approximately $20 million, $21 million and $36 million of operating expenses in the period from January 1, 2011 through May 5, 2011 and the years ended December 31, 2010 and 2009, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.    Discontinued Operations (Continued)

Summarized balance sheet data for the discontinued operations of the GTA business, excluding intercompany balances, is as follows:

(in $ millions)	December 31, 2010

Cash and cash equivalents	148
Accounts receivable	187
Other current assets	20

Current assets	355
Goodwill	291
Trademarks and tradenames	99
Other intangible assets, net	279
Other non-current assets	42

Total assets	1,066

Accounts payable	111
Accrued expenses and other current liabilities	335

Current liabilities	446
Deferred income taxes	96
Other non-current liabilities	13

Total liabilities	555

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated balance sheet as of December 31, 2011.

In connection with the sale of the GTA business, the Company entered into a transitional services agreement with Kuoni on May 5, 2011 in order to facilitate the orderly transition of certain administrative functions. This agreement mainly covers human resources and payroll related services within the United States. The term for most transitional services is less than twelve months, and the income and cash flows associated with these activities are not expected to be significant to the future results of operations or cash flows of the Company.

4.    Restructuring Charges

During the fourth quarter of 2010, the Company committed to a strategic initiative to rationalize certain centralized functions. Costs of $10 million have been incurred to December 31, 2011 in relation to this plan. Substantially all of the costs incurred were personnel related, and the plan was completed during 2011.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Restructuring Charges (Continued)

The recognition of restructuring charges and the corresponding utilization of accrued balances are summarized by category as follows:

(in $ millions)	Personnel Related	Facility Related	Other	Total

Balance as of January 1, 2009	9	—	1	10
2007 restructuring plan charges incurred in 2009	14	1	—	15
Cash payments made in 2009	(17)	—	—	(17)

Balance as of December 31, 2009	6	1	1	8
2007 restructuring plan charges incurred in 2010	1	4	—	5
2010 restructuring plan charges incurred in 2010	6	—	—	6
Cash payments made in 2010	(5)	(5)	—	(10)

Balance as of December 31, 2010	8	—	1	9
2010 restructuring plan charges incurred in 2011	4	—	—	4
Cash payments made in 2011	(10)	—	(1)	(11)

Balance as of December 31, 2011	2	—	—	2

5.    Income Taxes

The provision for income taxes consisted of:

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Current
US State	—	—	(3)
Non-US	(23)	(24)	(21)

	(23)	(24)	(24)

Deferred
US Federal	(3)	(19)	13
Non-US	—	(2)	—

	(3)	(21)	13

Non-current
Liabilities for uncertain tax positions	(3)	(2)	(12)

Provision for income taxes	(29)	(47)	(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Income Taxes (Continued)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide for US and non-US operations consisted of:

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

US	46	5	91
Non-US	(133)	(1)	(34)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(87)	4	57

Deferred income tax assets and liabilities were comprised of:

(in $ millions)	December 31, 2011	December 31, 2010

Deferred tax assets:
Accrued liabilities and deferred income	18	48
Allowance for doubtful accounts	6	7
Net operating loss carry forwards and tax credit carry forwards	231	104
Accumulated other comprehensive income	61	25
Other assets	16	1
Less: Valuation allowance	(323)	(177)

Total deferred tax assets	9	8

Deferred tax liabilities
Depreciation and amortization	(40)	(37)
Other	(2)	—

Total deferred tax liabilities	(42)	(37)

Net deferred tax liability	(33)	(29)

The Company believes that it is more likely than not that the benefit from certain US federal, US State and non-US net operating loss carry forwards and other deferred tax assets will not be realized. A valuation allowance of $323 million has been recorded against the deferred tax assets as of December 31, 2011. If the assumptions change and it is determined that the Company will be able to realize the net operating losses, the valuation allowance will be recognized as a reduction of income tax expense. As of December 31, 2011, the Company had federal net operating loss carry forwards of approximately $340 million, which expire between 2026 and 2030, and other non-US net operating losses of $313 million that expire between three years and indefinitely.

As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2011 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $7 million if such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Income Taxes (Continued)

As of December 31, 2011, the Company did not record a provision for withholding tax on approximately $993 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that can be repatriated to Travelport Limited in a tax free manner. Additionally, as of December 31, 2011, the Company did not record a provision for withholding tax on approximately $52 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that are essentially permanent in duration. As of December 31, 2011, the Company has recorded a deferred tax liability of $1 million for its US subsidiaries, whereby an element of its $35 million of unremitted earnings are not considered to be permanent in duration.

The Company’s provision for income taxes differs from the benefit (provision) at the US federal statutory rate of 35% as follows:

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Tax benefit (provision) at US federal statutory rate of 35%	30	(1)	(20)
Taxes on non-US operations at alternative rates	(55)	(24)	(29)
Liability for uncertain tax positions	(3)	(2)	(12)
Change in valuation allowance	(1)	(10)	53
Non-deductible expenses	(5)	(9)	(12)
Other	5	(1)	(3)

Provision for income taxes	(29)	(47)	(23)

The Company is subject to income taxes in the United States and numerous non-US jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the US federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (a) the Company is subject to income tax in numerous non-US jurisdictions with varying tax rates, (b) the Company’s earnings outside of the US are taxed at an effective rate that is lower than the US federal rate and at a relatively consistent level of charge, (c) the location of the Company’s debt in countries with no or low rates of federal tax implies limited deductions for interest and (d) a valuation allowance is established against the Company’s historical losses generated in the United States. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Income Taxes (Continued)

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

With limited exceptions, the Company is no longer subject to US federal income tax, state and local, or non-US income tax examinations by tax authorities for tax years before 1995. The Company has undertaken an analysis of all material tax positions in its tax accruals for all open years and has identified all of its outstanding tax positions. The Company only expects a significant increase to unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $25 million and $57 million as of December 31, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in $ millions)	December 31, 2011	December 31, 2010	December 31, 2009

Unrecognized tax benefit — opening balance	57	57	44
Gross increases — tax positions in prior periods	—	2	11
Gross decreases — tax positions in prior periods	(3)	(1)	(4)
Gross increases — tax positions in current period	6	1	5
Decrease due to disposals	(32)	—	—
Settlements	(3)	(2)	(2)
Increase due to currency translation adjustments	—	—	3

Unrecognized tax benefit — ending balance	25	57	57

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. In 2011, 2010 and 2009, the Company accrued approximately nil, $1 million and $3 million, respectively, for interest and penalties. The total interest and penalties included in the ending balance of unrecognized tax benefits above was $5 million and $8 million as of December 31, 2011 and 2010, respectively.

6.    Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of December 31, 2011 and 2010, the carrying value of the Company’s investment in Orbitz Worldwide was $77 million and $91 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of December 31, 2011 was approximately $184 million.

In January 2010, the Company purchased $50 million of newly issued shares of common stock of Orbitz Worldwide. After this investment, and a simultaneous agreement between Orbitz Worldwide and a third party investor, PAR Investment Partners, to exchange approximately $49.68 million of Orbitz Worldwide debt for Orbitz Worldwide common stock, the Company continues to own approximately 48% of Orbitz Worldwide outstanding shares.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

6.    Orbitz Worldwide (Continued)

Presented below are the summary balance sheets for Orbitz Worldwide as of December 31, 2011 and 2010:

(in $ millions)	December 31, 2011	December 31, 2010

Current assets	221	188
Non-current assets	925	1,029

Total assets	1,146	1,217

Current liabilities	454	423
Non-current liabilities	531	604

Total liabilities	985	1,027

As of December 31, 2011 and 2010, the Company had balances payable to Orbitz Worldwide of approximately $3 million and $16 million, respectively, which are included on the Company’s consolidated balance sheets within accrued expenses and other current liabilities.

Presented below are the summary results of operations for Orbitz Worldwide for the years ended December 31, 2011, 2010 and 2009:

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Net revenue	767	757	738
Operating expenses (excluding impairment)	712	688	679
Impairment of goodwill, intangible assets, property and equipment and other long-lived assets	50	81	332

Operating income (loss)	5	(12)	(273)
Interest expense, net	(41)	(44)	(57)
Other income	1	—	2

Loss before income taxes	(35)	(56)	(328)
Income tax provision	(2)	(2)	(9)

Net loss	(37)	(58)	(337)

The Company has recorded losses of $18 million, $28 million and $162 million related to its investment in Orbitz Worldwide for the years ended December 31, 2011, 2010 and 2009, respectively, within equity in losses of investment in Orbitz Worldwide in the Company’s consolidated statements of operations.

Equity in losses of investment in Orbitz Worldwide for the year ended December 31, 2011 includes the Company’s share of a non-cash impairment charge recorded by Orbitz Worldwide of $50 million, of which $30 million was to impair goodwill and $20 million was to impair trademarks and tradenames.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

6.    Orbitz Worldwide (Continued)

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

Net revenue disclosed above includes approximately $104 million, $110 million and $108 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it has earned approximately $2 million, $4 million and $3 million of revenue in each of the years ended December 31, 2011, 2010 and 2009, respectively, and recorded approximately $106 million, $114 million and $111 million of expense in the years ended December 31, 2011, 2010 and 2009, respectively. Furthermore, the Company has recorded approximately $6 million, $4 million and $4 million of interest income related to letters of credit issued by the Company on behalf of Orbitz Worldwide in the years ended December 31, 2011, 2010 and 2009, respectively.

7.     Other Current Assets

Other current assets consisted of:

(in $ millions)	December 31, 2011	December 31, 2010

Development advances	63	73
Sales and use tax receivables	49	47
Assets held for sale	16	16
Prepaid expenses	15	15
Derivative assets	2	15
Other	23	19

	168	185

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

8.     Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2011			December 31, 2010
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Capitalized software	600	(314)	286	573	(256)	317
Furniture, fixtures and equipment	240	(137)	103	215	(125)	90
Building and leasehold improvements	11	(7)	4	15	(9)	6
Construction in progress	38	—	38	71	—	71

	889	(458)	431	874	(390)	484

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

8.     Property and Equipment, Net (Continued)

The Company recorded depreciation expense of $139 million, $121 million and $96 million during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company had capital lease assets of $64 million and $47 million, respectively, included within furniture, fixtures and equipment. During the years ended December 31, 2011 and 2010, the Company invested $100 million and $203 million, respectively, in property and equipment, including capital lease additions.

Construction in progress as of December 31, 2011 and 2010 includes $2 million and $6 million, respectively, of capitalized interest.

9.     Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2011 and December 31, 2011 are as follows:

(in $ millions)	January 1, 2011	Additions	Impairment Charge	December 31, 2011

Non-Amortizable Assets:
Goodwill	986	—	—	986
Trademarks and tradenames	314	—	—	314
Amortizable Intangible Assets:
Customer relationships	1,125	—	(1)	1,124
Vendor relationships and other	5	—	—	5

	1,130	—	(1)	1,129
Accumulated amortization	(360)	(88)	—	(448)

Amortizable intangible assets, net	770	(88)	(1)	681

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2010 and December 31, 2010 are as follows:

(in $ millions)	January 1, 2010	Additions	Foreign Exchange	December 31, 2010

Non-Amortizable Assets:
Goodwill	979	6	1	986
Trademarks and tradenames	313	—	1	314
Amortizable Intangible Assets:
Customer relationships	1,121	4	—	1,125
Vendor relationships and other	5	—	—	5

	1,126	4	—	1,130
Accumulated amortization	(271)	(89)	—	(360)

Amortizable intangible assets, net	855	(85)	—	770

In 2010, the Company made an acquisition for cash consideration of $11 million, resulting in goodwill of $6 million. Additionally, the Company purchased customer lists and distribution rights for a total consideration of $4 million.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

9.     Intangible Assets (Continued)

Amortization expense for customer relationships was $88 million, $89 million and $91 million for the years ended December 31, 2011 , 2010 and 2009, respectively. Amortization expense for vendor relationships and other was less than $1 million for each of the years ended December 31, 2011 , 2010 and 2009. Amortization expense is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.

Accumulated amortization of customer relationships was $447 million, $360 million and $271 million as of December 31, 2011, 2010 and 2009, respectively. Accumulated amortization of vendor relationships was $1 million as of December 31, 2011 and less than $1 million as of each of December 31 , 2010 and 2009.

The Company expects amortization expense relating to intangible assets to be approximately $81 million, $79 million, $76 million, $68 million and $49 million for each of the five succeeding fiscal years, respectively.

10.     Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	December 31, 2011	December 31, 2010

Development advances	100	113
Deferred financing costs	98	37
Pension assets	7	17
Derivative assets	—	5
Other	32	32

	237	204

11.     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	December 31, 2011	December 31, 2010

Accrued commissions and incentives	213	232
Accrued interest expense	59	61
Accrued payroll and related	54	31
Derivative contracts	37	35
Accrued sponsor monitoring fees	37	42
Income tax payable	19	4
Deferred revenue	16	17
Pension and post-retirement benefit liabilities	2	2
Other	48	50

	485	474

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.     Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity	December 31, 2011	December 31, 2010

Secured debt
Senior secured credit agreement
Term loans
Dollar denominated	August 2013	121	172
Euro denominated	August 2013	40	59
Dollar denominated	August 2015	1,067	1,520
Euro denominated	August 2015	279	410
“Tranche S”	August 2015	137	137
Revolver borrowings
Dollar denominated		35	—
Second priority secured notes
Dollar denominated floating rate notes	December 2016	211	—
Unsecured debt
Senior notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	210	217
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	181	187
Capital leases and other		63	49

Total debt		3,407	3,814
Less: current portion		50	18

Long-term debt		3,357	3,796

Secured Debt

2011

On September 30, 2011, the Company amended its existing senior secured credit agreement pursuant to the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement, among other things: (i) allowed for new second lien term loans secured on a second priority basis as described further below; (ii) added a minimum liquidity covenant to be effective under certain conditions; (iii) increased the restricted payment capacity; (iv) limits the general basket for investments to $20 million; (v) provided for the payment of a consent fee to various lenders; (vi) requires the Company to purchase and retire up to $20 million of its senior notes under certain conditions for each of the next two years; and (vii) amended the Company’s total leverage ratio test, which is initially set at 8.0 until June 30, 2013, and added a first lien leverage ratio test, which is initially set at 4.0 until June 30, 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.     Long-Term Debt (Continued)

The interest rates on the Company’s euro and dollar denominated term loans due August 2015 remains at EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively. The interest rates on the Company’s euro and dollar denominated term loans due August 2013 remains at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively. The dollar denominated “Tranche S” term loans bear interest at USLIBOR plus 4.5%.

On September 30, 2011, the Company entered into a second lien credit agreement (the “Second Lien Credit Agreement”) which: (i) allowed for new term loans in an aggregate principal amount of $342.5 million; (ii) has a maturity date of December 1, 2016; (iii) carries an interest rate equal to LIBOR plus 6%, payable in cash (only when permitted by the terms of the Fourth Amended and Restated Credit Agreement) or payment-in-kind interest on a cumulative quarterly basis; (iv) is guaranteed, on a secured second priority basis, by the same entities that guarantee the obligations under the senior secured credit agreement; (v) has substantially the same covenants and events of default as under the senior secured credit agreement, with certain exceptions; and (vi) may, under certain conditions, be converted into newly issued private-for-life bonds (the “Second Priority Secured Notes”) to be governed by an indenture that contains substantially the same terms, guarantees, covenants, events of default and remedies as the Second Lien Credit Agreement (the “Bond Conversion”).

On September 30, 2011, the Company issued and distributed $207.5 million of term loans under the Second Lien Credit Agreement to its direct parent company, Travelport Holdings Limited (“Holdings”). On October 3, 2011, Holdings exchanged these second lien term loans as consideration to purchase $207.6 million of its unsecured payment-in-kind (“PIK”) term loans at par.

On November 30, 2011, the Company completed the Bond Conversion and the Second Lien Credit Agreement terminated. During 2011, $3 million of interest was capitalized into the Second Priority Secured Notes.

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

During the year ended December 31, 2011, the Company repaid approximately $3 million of dollar denominated debt under its senior secured credit agreement. Additionally, during 2011 the principal amount outstanding under the euro denominated term loan facility increased by approximately $4 million as a result of foreign exchange fluctuations. This increase was fully offset by movements in foreign exchange hedge instruments contracted by the Company.

On October 6, 2011, the Company entered into a revolving credit loan modification agreement related to the Fourth Amended and Restated Credit Agreement, pursuant to which its revolving credit facility reduced from $270 million to $181 million. Furthermore, as a result of this agreement, among other things, (i) the maturity date for $118 million of the revolving credit facility was extended to August 23, 2013; (ii) the interest rate on such extended revolving loans increased from LIBOR plus 2.75% to LIBOR plus 4.50%; and (iii) the commitment fee on such extended revolving loans increased from 50 basis points to 300 basis points. Capacity under the revolving credit facility will be reduced to $118 million in August 2012.

In December 2011, the Company borrowed $35 million under its revolving credit facility, which has been repaid in January 2012. As of December 31, 2011, the remaining capacity under the revolving credit facility was $146 million.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.     Long-Term Debt (Continued)

The Company has a $133 million letter of credit facility which matures in August 2015 and which is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility which matures in August 2013. As of December 31, 2011, the Company had approximately $103 million of commitments outstanding under its cash collateralized letter of credit facility and $10 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $75 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of December 31, 2011, the Company had $33 million of remaining capacity under its letter of credit facilities.

2010

In October 2010, the Company entered into an agreement to amend certain terms under its senior secured credit agreement. The main impact of amendments made in 2010 was to (i) extend the maturities for $1,523 million of dollar denominated term loans, $427 million of euro denominated term loans and $137 million of the synthetic letter of credit commitments by two years to August 2015, subject to a reduction in those maturities to May 2014 under certain circumstances; (ii) provide cash collateral for existing and future letters of credit issued under the extended letter of credit commitments by establishing $137 million of new dollar denominated “Tranche S” term loans, which were funded to the Company with proceeds in a restricted deposit account, leaving $13 million total capacity in the original synthetic letter of credit facility; (iii) amend the total leverage ratio test within the covenant conditions, beginning December 31, 2010 (subsequently further amended in September 2011, as discussed above); (iv) provide the flexibility to extend the maturity on the revolving credit facility with the consent of the revolving credit facility lenders at a later date; (v) provide the ability to incur certain additional junior refinancing indebtedness; and (vi) bring into effect several technical and conforming changes. The amendment also increased the interest rate margin on extended euro and dollar denominated term loans by 2.0% to EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively. The remaining amounts outstanding under the term loan facility and the synthetic letter of credit facility mature in August 2013. The interest rate margin on non-extended euro and dollar denominated borrowings under the term loan facility remained at EURIBOR plus 2.5% and USLIBOR plus 2.5%, respectively.

During 2010, the Company repaid $11 million of dollar denominated term loans, as required.

In August 2010, the Company made a discretionary repayment of $149 million principal amount of dollar denominated terms loans under its senior secured credit agreement, using proceeds from the issuance of $250 million of 9% dollar denominated senior notes due March 2016. As a result of this repayment, the Company amortized an additional $5 million of discount which had been recorded upon the original issuance of that debt.

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

In October 2010, the Company borrowed $137 million under new “Tranche S” term loans to fund the cash collateralization of the $133 million cash collateralized letter of credit facility.

Unsecured Debt

The Company’s senior notes are unsecured senior obligations of the Company and are subordinated to all existing and future secured indebtedness of the Company but will be senior in right of payment to any existing and future subordinated indebtedness. The Company’s dollar denominated floating rate senior notes bear interest

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.     Long-Term Debt (Continued)

at a rate equal to USLIBOR plus 4 5/8%. The Company’s euro denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8%.

The Company’s senior subordinated notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company.

2011

During 2011, the principal amount of euro denominated notes decreased by approximately $13 million as a result of foreign exchange fluctuations. This foreign exchange gain was largely offset through foreign exchange hedge instruments contracted by the Company.

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

Capital Leases

During 2011, the Company repaid $14 million under its capital lease obligations and entered into additional capital lease obligations of $28 million. During 2010, the Company repaid $10 million under its capital lease obligations, terminated $21 million of capital leases and entered into $30 million of new capital leases.

Debt Maturities

Aggregate maturities of debt as of December 31, 2011 are as follows:

(in $ millions)
2012	50
2013	174
2014	790
2015(a)	1,487
2016	891
Thereafter	15

3,407

(a)	Of the $1,487 million debt maturing in the twelve month period ending December 31, 2015, $1,483 million is subject to a reduction in maturity to May 2014 under certain circumstances.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.     Long-Term Debt (Continued)

Debt Issuance Costs

Debt issuance costs are capitalized within other non-current assets on the consolidated balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in deferred financing costs is summarized below:

(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Deferred financing costs at beginning of year	37	42	55
Capitalization of debt finance costs	84	12	3
Amortization	(23)	(17)	(16)

Deferred financing costs at end of year	98	37	42

In September 2011, the Company also incurred $16 million of debt finance costs which were recorded directly in the consolidated statement of operations in connection with the credit agreement amendments and the second lien debt.

During 2010, the Company amortized $6 million of debt discount, which included an additional $5 million due to discretionary repayment of the dollar denominated term loans upon which the discount was originally recorded. In addition, during 2010, the Company paid $8 million of financing costs which were recorded directly in the consolidated statement of operations in connection with an amendment to the Company’s senior secured credit agreement.

Debt Covenants and Guarantees

The Company’s senior secured credit agreement and the indentures contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company’s senior subordinated notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s subordinated indebtedness (including the Company’s senior subordinated notes); change the Company’s lines of business; and change the status of the Company as a passive holding company.

In addition, under the senior secured credit agreement, the Company is required to operate within a maximum total leverage ratio and a first lien leverage ratio, and to maintain a minimum cash balance at the end of every fiscal quarter. The senior secured credit agreement and indentures also contain certain customary affirmative covenants and events of default. As of December 31, 2011, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.

The Company’s long-term debt is guaranteed by the Company’s subsidiaries incorporated in the US with certain exceptions.

13.     Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2011, the Company had a net liability position of $37 million related to derivative financial instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.     Financial Instruments (Continued)

During 2011, the Company received $34 million in cash on settlement of certain foreign currency forward contracts. Further, during 2011, the Company also received $4 million related to a receivable for derivative contracts which were terminated before 2010. In 2010, the Company paid $77 million and received $16 million in cash to settle certain foreign currency forward contracts.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of December 31, 2011 was to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on our variable rate borrowings. During 2011, the Company used interest rate and cross currency swaps as the derivative financial instruments in these hedging strategies. The Company does not designate these interest rate and cross currency swaps as accounting hedges; therefore, the fluctuations in the value of these contracts are recorded within the Company’s consolidated statements of operations, which largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge. The fair value and the impact of the changes in the fair value of these interest rate and cross currency swaps are presented in the tables below.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar). The Company does not designate these forward contracts as cash flow hedges; therefore, the fluctuations in the value of these forward contracts are recorded within the Company’s consolidated statements of operations, which largely offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge. During the years ended December 31, 2010 and 2009, certain contracts were designated as hedges for accounting purposes.

The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral where financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2011, there were no significant concentrations of credit risk with any individual counterparty or group of counterparties.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all are categorized as Level 3 — Significant Other Unobservable Inputs as of December 31, 2011, and as Level 2 — Significant Other Observable Inputs as of December 31, 2010. See Note 2 — Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.     Financial Instruments (Continued)

The fair value of interest rate and cross currency swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value is then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2011, credit risk fair value adjustments constituted more than 15% of the unadjusted fair value of derivative instruments. In such circumstances the Company’s policy is to categorize the overall pricing model within Level 3 of the fair value hierarchy.

Changes in the fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in the Company’s consolidated statements of operations. Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010

Interest rate swaps	Other current assets	—	(3)	Accrued expenses and other current liabilities	(4)	(32)
Interest rate swaps				Other non-current liabilities	(2)	(4)
Foreign currency impact of cross currency swaps	Other current assets	—	8
Foreign currency forward contracts	Other current assets	2	10	Accrued expenses and other current liabilities	(33)	(3)
Foreign currency forward contracts	Other non-current assets	—	5	Other non-current liabilities	—	(2)

Total fair value of derivative assets (liabilities)		2	20		(39)	(41)

As of December 31, 2011, the Company had an aggregate outstanding notional $250 million of interest rate swaps and $1,006 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed two years.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.     Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the year and the impact derivatives not designated as hedges had on income (loss) during that year.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Amount of Gain (Loss) Recorded into Income (Loss)
	Year Ended December 31,			Location of Gain (Loss) Recorded in Income (Loss)	Year Ended December 31,
(in $ millions)	2011	2010	2009		2011	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	—	(4)	9	Interest expense, net	(9)	(10)	(13)
Foreign exchange impact of cross currency swaps	—	(15)	26	Selling, general and administrative	—	(15)	26
Foreign exchange forward contracts	—	(9)	(4)	Selling, general and administrative	—	(12)	—
Derivatives not designated as hedging instruments:
Interest rate swaps				Interest expense, net	(4)	(22)	(30)
Foreign exchange impact of cross currency swaps				Selling, general and administrative	14	—	—
Foreign exchange forward contracts				Selling, general and administrative	(16)	(50)	9

					(15)	(109)	(8)

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $9 million as of December 31, 2010 was included within accumulated other comprehensive income (loss) and has been recorded in income (loss) in the Company’s consolidated statement of operations over the year to December 31, 2011, in line with the previously hedged cash flows relating to these contracts. The total amount of loss recorded on these contracts in the consolidated statements of operations during the years ended December 31, 2011, 2010 and 2009 was $9 million, $10 million and nil, respectively.

The total amount of loss reclassified into net interest expense from accumulated other comprehensive income (loss) for the interest rate swaps designated as hedges include amounts for ineffectiveness of less than $1 million for each of the years ended December 31, 2010 and 2009. No such amounts were reclassified for the year ended December 31, 2011.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, cash held as collateral, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.     Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:

	December 31, 2011		December 31, 2010
(in $ millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	77	184	91	273
Derivative assets (see above)	2	2	20	20
Derivative liabilities (see above)	(39)	(39)	(41)	(41)
Total debt	(3,407)	(2,353)	(3,814)	(3,644)

The fair value of the investment in Orbitz Worldwide has been determined based on quoted prices in active markets.

The fair value of the total debt has been determined by calculating the fair value of the second priority notes, senior notes and senior subordinated notes based on quoted prices in active markets for identical debt instruments and by calculating amounts outstanding under the senior secured credit agreement based on market observable inputs.

14.     Other Non-Current Liabilities

Other non-current liabilities consisted of:

(in $ millions)	December 31, 2011	December 31, 2010

Pension and post-retirement benefit liabilities	188	119
Income tax payable	26	55
Derivative liabilities	2	6
FASA liability	—	5
Other	63	35

	279	220

15.     Employee Benefit Plans

Defined Contribution Savings Plan

The Company sponsors a US defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan were approximately $10 million, $13 million and $11 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee’s option. Under both the US domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2011, 2010 and 2009, the aggregate accumulated benefit obligations of these plans were $614 million, $516 million and $475 million, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.     Employee Benefit Plans (Continued)

As of December 31, 2011, substantially all of the defined benefit pension plans maintained by the Company had accumulated benefit obligations that exceeded the fair value of the assets of such plans. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain domestic subsidiaries.

The Company sponsors several defined benefit pension plans for certain employees located outside the United States. The aggregate benefit obligation for these plans (included in the table below) was $63 million and $54 million as of December 31, 2011 and 2010, respectively, and the aggregate fair value of plan assets was $70 million and $71 million as of December 31, 2011 and 2010, respectively.

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2011and 2010, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010

Benefit obligation, beginning of year	516	475
Interest cost	27	27
Actuarial loss	94	38
Net benefits paid	(23)	(22)
Currency translation adjustment and other	—	(2)

Benefit obligation, end of year	614	516

Fair value of plan assets, beginning of year	424	395
Return on plan assets	23	49
Employer contribution	16	3
Net benefits paid	(23)	(22)
Currency translation adjustment and other	—	(1)

Fair value of plan assets, end of year	440	424

Funded status	(174)	(92)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.     Employee Benefit Plans (Continued)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $174 million and $77 million as of December 31, 2011 and 2010, respectively.

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010

Benefit obligation, beginning of year	12	12
Interest cost	1	1
Actuarial gains	(3)	—
Net benefits paid	(1)	(1)

Benefit obligation, end of year	9	12

Fair value of plan assets, beginning of year	—	—
Employer contribution	1	1
Net benefits paid	(1)	(1)

Fair value of plan assets, end of year	—	—

Funded status	(9)	(12)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $6 million and $8 million as of December 31, 2011 and 2010, respectively.

The following table provides the components of net periodic benefit cost for the respective years:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Service cost	—	—	1
Interest cost	27	27	27
Expected return on plan assets	(31)	(28)	(25)
Recognized net actuarial loss	5	2	5

Net periodic benefit cost	1	1	8

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Interest cost	1	1	1
Amortization of prior service cost	(4)	(6)	(5)
Recognized net actuarial gain	(1)	(1)	(2)

Net periodic benefit gain	(4)	(6)	(6)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.     Employee Benefit Plans (Continued)

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Defined Benefit Pension Plans
Discount rate	4.2%	5.4%
Expected long-term return on plan assets	7.2%	7.4%
Post-Retirement Benefit Plans
Discount rate	4.1%	5.1%

The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 9% for 2011 reduced over eight years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans. The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s UK based defined plans are managed by an independent custodian. The Company’s investment strategy for its US defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 40% in equity securities, 55% in fixed income securities and 5% to all other types of investments.

The fair values of the Company’s pension plan assets by asset category as of December 31, 2011 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	399	399
Mutual funds	31	—	31
Money market funds	—	10	10

Total	31	409	440

The fair values of the Company’s pension plan assets by asset category as of December 31, 2010 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	399	399
Mutual funds	20	—	20
Money market funds	—	5	5

Total	20	404	424

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.     Employee Benefit Plans (Continued)

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $21 million in 2012 as compared to $17 million in 2011.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

(in $ millions)	Defined Benefit Pension Plans	Post-Retirement Benefit Plans

2012	25	1
2013	27	1
2014	28	1
2015	30	1
2016	33	—
Five years thereafter	236	1

	379	5

16.     Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2011 are as follows:

(in $ millions)

2012	14
2013	11
2014	9
2015	5
2016	4
Thereafter	12

55

During the years ended December 31, 2011, 2010 and 2009, the Company incurred total rental expenses of $19 million, $19 million and $22 million, respectively, principally related to leases of office facilities.

Commitments under capital leases amounted to $63 million as of December 31, 2011, primarily related to office and information technology equipment.

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2011, the Company had approximately $110 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $53 million relates to the year ending December 31, 2012. These purchase obligations extend through 2014.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.     Commitments and Contingencies (Continued)

Other Commitments

As part of a restructuring (the “Restructuring”) with respect to the Company’s direct parent holding company, Holdings, senior unsecured PIK term loans, subject to a declaratory judgment ruling, the Company intends to invest $135 million of second priority secured notes plus interest into an unrestricted subsidiary, which will then issue a guarantee for $135 million of Holdings’ senior unsecured PIK term loans due September 30, 2012. The guarantee will be secured by the $135 million of second priority secured notes.

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

In September 2011, the Company received letters from Dewey & LeBoeuf LLP as counsel to certain holders of its outstanding senior and senior subordinated notes (the “Notes”) making certain assertions alleging potential events of default under the Indentures relating to the Restructuring. The Company disagrees with the assertions in the letters and the Company believes that it is in full compliance with the provisions of the Indentures for the Notes. On October 28, 2011, pursuant to the terms of the Restructuring, the Company filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as initial trustee under the Indentures governing our outstanding senior notes, in United States District Court for the Southern District of New York (the “Court”), and the Company filed an amended complaint on November 3, 2011. In this declaratory judgment action, the Company is seeking a ruling from the Court that the investment of $135 million plus interest in an unrestricted subsidiary is permissible under the terms of the Indentures and, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event the Company does not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made. On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the Indentures governing such Notes) filed an answer and counterclaim in response to the Company’s amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the Court that the investment of $135 million described above would violate the terms of the Indentures and would constitute an event of default under the Indentures if the payment were made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to us, and by us to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC, and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.     Commitments and Contingencies (Continued)

Standard Guarantees/Indemnification

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

Shareholders’ Agreement

In connection with the Restructuring, on October 3, 2011, the Company and its direct and indirect parent companies entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with the PIK term loan lenders (the “New Shareholders”). Pursuant to the Shareholders’ Agreement, as partial consideration for the Restructuring, the New Shareholders received, among other things, their pro rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide Limited (“Worldwide”), the direct parent of Holdings.

Subject to certain conditions, additional equity securities may be issued to the New Shareholders, which would bring the total equity held by the New Shareholders to 44% of Worldwide.

The Shareholders’ Agreement, among other things: (i) allows the New Shareholders to appoint two directors to the Company’s board of directors, as well as the boards of directors of Holdings and Worldwide, subject to certain conditions; (ii) restricts the Company’s ability to enter into certain affiliate transactions, authorize or issue new equity securities and amend the Company’s organizational documents without the consent of the New Shareholders; and (iii) allows holders of 2% or more of the outstanding equity of Worldwide to obtain additional information about the Company and certain of its parent companies.

Distributions to Parent

On September 30, 2011, the Company made a distribution to Holdings of $297 million, comprising $89 million of cash and $208 million of second lien term loans.

The Company made cash distributions to Holdings of $227 million during the year ended December 31, 2009.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

17.    Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

(in $ millions)	Currency Translation Adjustments	Unrealized Gain (Loss) on Available for Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Unrecognized Actuarial Gain (Loss) on Defined Benefit Plans	Unrealized Gain (Loss) on Equity Investments	Accumulated Other Comprehensive Income (Loss)

Balance as of January 1, 2009	75	2	(36)	(59)	(22)	(40)
Activity during period, net of tax of $0	33	—	18	12	7	70

Balance as of December 31, 2009	108	2	(18)	(47)	(15)	30
Activity during period, net of tax of $0	(35)	—	9	(22)	9	(39)

Balance as of December 31, 2010	73	2	(9)	(69)	(6)	(9)
Activity during period, net of tax of $(2)	(81)	—	9	(101)	6	(167)

Balance as of December 31, 2011	(8)	2	—	(170)	—	(176)

18.    Equity-Based Compensation

Travelport Equity-Based Long-Term Incentive Program

Partnership Restricted Equity Units – Class A-2

TDS Investor (Cayman) L.P., the partnership that indirectly owning a majority shareholding in the Company (the “Partnership”), has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership. The board of directors of the Partnership has approved the grant of up to approximately 120 million restricted equity units for this incentive plan. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

In May 2009, the board of directors of the Partnership authorized the grant of 33.3 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan. Of these, 8.2 million and 8.4 million restricted equity units were recognized for accounting purposes as being granted in May 2009 and March 2010, respectively. The grant date fair value of these awards was $1.10 per unit and $1.13 per unit for the May 2009 and March 2010 grants, respectively. In May 2011, there was an acceleration in the vesting of 1.6 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, with a fair value of $0.47 per unit, due to the sale of the GTA business. As of December 31, 2011, there are 14.7 million restricted equity units authorized for grant under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through March 31, 2013. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

Between August and November 2010, the board of directors of the Partnership authorized the grant of 10.4 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan. Of these, 2.6 million restricted equity units were recognized for accounting purposes as being granted in the year ended December 31, 2010 at a grant date fair value of $1.10 per unit. In May 2011, there was an acceleration in the vesting of 0.1 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, with a fair value of $0.47

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

18.    Equity-Based Compensation (Continued)

per unit, due to the sale of the GTA business. During the year ended December 31, 2011, the board of directors of the Partnership authorized the grant of 0.8 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, but none of these restricted equity units have been recognized for accounting purposes as being granted. As of December 31, 2011, there are 7.4 million restricted equity units authorized for grant under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2014. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

During the year ended December 31, 2011, the board of directors of the Partnership authorized the grant of a further 0.5 million restricted equity units, which will be recognized as granted for accounting purposes over the period through August 1, 2015. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

During the year ended December 31, 2011, the Company completed net share settlements for 2.2 million restricted equity units. These net share settlements were in connection with taxes incurred on the conversion to Class A-2 units of restricted equity units during 2011, creating taxable income for employees of the Company. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units.

During the year ended December 31, 2011, 5.5 million restricted equity units were forfeited based upon performance and a further 0.5 million restricted equity units were forfeited due to departures, including 0.2 million due to the sale of the GTA business.

Worldwide Equity Plan

In December 2011, Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, introduced a new equity-based long-term incentive program (the “Worldwide Equity Plan”). Under this plan, in December 2011, the board of directors of Worldwide authorized the grant of 2.6 million shares and 0.8 million restricted share units in Worldwide to key employees. All of the shares and restricted share units were recognized as granted for accounting purposes, with the shares vesting immediately and the restricted share units vesting on January 1, 2014, dependent upon continued service. The grant date fair value of each award under the Worldwide Equity Plan is based on a valuation of the total equity of Worldwide at the time of each grant of an award. During December 2011, the Company completed net share settlements for 0.7 million shares in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

18.    Equity-Based Compensation (Continued)

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units
	(Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2009	82.1	$2.44	—	—	—	—
Granted at fair market value	8.2	$1.10	—	—	—	—
Net share settlement and repurchases	(0.2)	$2.24	—	—	—	—
Forfeited	(0.1)	$1.96	—	—	—	—

Balance as of December 31, 2009	90.0	$2.32	—	—	—	—
Granted at fair market value	11.0	$1.12	—	—	—	—
Forfeited	(1.5)	$1.26	—	—	—	—

Balance as of December 31, 2010	99.5	$2.20	—	—	—	—
Granted at fair market value	1.7	$0.47	2.6	$1.85	0.8	$1.85
Net share settlement	(2.2)	$0.88	(0.7)	$1.85	—	—
Forfeited	(6.0)	$1.12	—	—	—	—

Balance as of December 31, 2011	93.0	$2.27	1.9	$1.85	0.8	$1.85

During 2011, the Company recorded non-cash equity compensation expense of $6 million, of which $5 million related to awards under the Worldwide Equity Plan, and $1 million related to the Partnership restricted equity units as a result of an acceleration in the vesting of grants under previous years’ programs. This $1 million charge was included within the gain from disposal of discontinued operations in the Company’s consolidated statement of operations. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2011 will be approximately $1 million in the year ending December 31, 2012.

Compensation expense for the year ended December 31, 2011 resulted in a credit to equity on the Company’s consolidated balance sheet of $6 million, which was offset by a decrease of approximately $3 million due to net share settlements as the cash payment of the taxes was effectively a repurchase of previously granted restricted equity units and shares.

For the year ended December 31, 2010, the Company recorded equity-based compensation expense of $5 million, of which $1 million related to awards under the 2010 Travelport Long-Term Incentive Plan and $4 million related to awards under the 2009 Travelport Long-Term Incentive Plan.

For the year ended December 31, 2009, the Company recorded equity-based compensation expense of $10 million, of which $9 million related to grants made in 2009 and $1 million related to grants under previous years’ programs.

19.    Segment Information

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) use to evaluate the performance of the Company are net revenue and EBITDA, which is defined as income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense,

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

19.    Segment Information (Continued)

income taxes, depreciation and amortization, each of which is presented in the Company’s consolidated statements of operations.

Although not presented here, the Company also evaluates its performance based on Adjusted EBITDA, which is EBITDA adjusted to exclude the impact of purchase accounting, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

Reportable segments are determined based on the financial information which is available and utilized on a regular basis by the Company’s management and CODM to assess financial performance and to allocate resources. After the sale of the GTA business during the year ended December 31, 2011, the Company now has one reportable segment.

The Company maintains operations in the United States, United Kingdom and other international territories. The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:

(in $ millions)	United States	United Kingdom	All Other Countries	Total
Net Revenue
Year ended December 31, 2011	873	152	1,010	2,035
Year ended December 31, 2010	855	141	1,000	1,996
Year ended December 31, 2009	888	130	963	1,981

Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2011	1,749	37	1,077	2,863
As of December 31, 2010	1,878	61	1,042	2,981
As of December 31, 2009	1,564	44	1,191	2,799

Net revenue by country is determined by the domicile of the legal entity receiving the revenue for Airline IT Solutions revenue and the location code for the segment booking for transaction processing revenue.

20.    Related Party Transactions

Transactions with Entities Related to Owners

Blackstone is the ultimate controlling shareholder in the Company. Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale and purchase of goods and services. For example, in 2011, the Company recorded revenue of approximately $19 million in connection with GDS booking fees received from Hilton Hotels Corporation, a Blackstone portfolio company. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

During 2011, the Company paid approximately $8 million to an affiliate of Blackstone for advisory and consulting services incurred in relation to refinancing transactions.

During 2010, the Company loaned approximately $9 million to its ultimate parent. The loan note accrued interest at 9.5% per annum. The principal, together with accrued and unpaid interest, was fully repaid in 2010.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

20.    Related Party Transactions (Continued)

In December 2007, the Company received a notice from Blackstone and TCV electing to receive, in lieu of annual monitoring fee payments, a lump sum advisory fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement as of the date of such notice. The Company recorded this fee as an expense in the Company’s consolidated statement of operations in 2007.

On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. In 2009, 2010 and 2011, the Company made payments of approximately $8 million, $7 million and $5 million, respectively, under the new Transaction and Monitoring Fee Agreement. Pursuant to the terms of the new agreement, the payments made in 2010 and 2011 were credited against the advisory fee previously accrued in 2007. Future payments for monitoring, advisory and consulting services under this agreement will also be credited against this accrued advisory fee. The payment made in 2009 was a 2008 expense and was recorded within selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2008, pursuant to the terms of the new agreement. As of December 31, 2010 and 2011, the outstanding advisory fee payable was $42 million and $37 million, respectively.

In addition, during 2009, the Company paid approximately $1 million in reimbursement for out-of-pocket costs incurred under the new Transaction and Monitoring Fee Agreement.

21.    Subsequent Events

On March 15, 2012, an arbitrator rendered a decision against the Company as the final resolution of an historical dispute related to a now terminated arrangement with a former distributor in the Middle East, which resulted in a charge of approximately $14 million in 2011.

22.    Guarantor and Non-Guarantor Financial Statements

The Company’s long-term debt is guaranteed by certain wholly-owned subsidiaries incorporated in the US. The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the years ended December 31, 2011, 2010 and 2009 , consolidating condensed balance sheets as of December 31, 2011 and 2010 and the consolidating condensed statements of cash flows for the years ended December 31, 2011, 2010 and 2009 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.a.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the years ended December 31. 2010 and 2009, consolidating condensed balance sheet as of December 31, 2010 and the consolidating condensed statements of cash flows for the years ended December 31, 2010 and 2009 have been represented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	897	1,138	—	2,035

Costs and expenses
Cost of revenue	—	—	—	550	661	—	1,211
Selling, general and administrative	13	—	—	69	276	—	358
Restructuring charges	—	—	—	4	—	—	4
Depreciation and amortization	—	—	—	168	59	—	227
Other expense	—	—	—	—	35	—	35

Total costs and expenses	13	—	—	791	1,031	—	1,835

Operating (loss) income	(13)	—	—	106	107	—	200
Interest expense, net	(1)	—	(281)	(5)	—	—	(287)
Equity in earnings (losses) of subsidiaries	203	(208)	95	—	—	(90)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	189	(208)	(186)	101	107	(90)	(87)
Provision for income taxes	—	(1)	—	(6)	(22)	—	(29)
Equity in losses of investment in Orbitz Worldwide	—	(18)	—	—	—	—	(18)

Net income (loss) from continuing operations	189	(227)	(186)	95	85	(90)	(134)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	175	(227)	(208)	95	427	(90)	172
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	3	—	3

Net income (loss) attributable to the Company	175	(227)	(208)	95	430	(90)	175

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	889	1,107	—	1,996

Costs and expenses
Cost of revenue	—	—	—	528	591	—	1,119
Selling, general and administrative	9	—	5	85	283	—	382
Restructuring charges	—	—	—	9	2	—	11
Depreciation and amortization	—	—	—	153	57	—	210

Total costs and expenses	9	—	5	775	933	—	1,722

Operating (loss) income	(9)	—	(5)	114	174	—	274
Interest expense, net	—	—	(267)	(5)	—	—	(272)
Gain on extinguishment of debt	—	—	2	—	—	—	2
Equity in (losses) earnings of subsidiaries	(34)	(178)	92	—	—	120	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(43)	(178)	(178)	109	174	120	4
Provision for income taxes	—	(1)	—	(18)	(28)	—	(47)
Equity in losses of investment in Orbitz Worldwide	—	(28)	—	—	—	—	(28)

(Loss) income from continuing operations, net of tax	(43)	(207)	(178)	91	146	120	(71)
Income from discontinued operations, net of tax	—	—	—	1	26	—	27

Net (loss) income	(43)	(207)	(178)	92	172	120	(44)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(43)	(207)	(178)	92	173	120	(43)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2009

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	557	1,424	—	1,981

Costs and expenses
Cost of revenue	—	—	—	453	596	—	1,049
Selling, general and administrative	(9)	—	5	169	237	—	402
Restructuring charges	—	—	—	11	4	—	15
Depreciation and amortization	—	—	—	98	89	—	187
Other income	—	—	—	—	(5)	—	(5)

Total costs and expenses	(9)	—	5	731	921	—	1,648

Operating income (loss)	9	—	(5)	(174)	503	—	333
Interest expense, net	(2)	—	(276)	(8)	—	—	(286)
Gain on early extinguishment of debt	—	—	10	—	—	—	10
Equity in (losses) earnings of subsidiaries	(878)	(440)	(169)	—	—	1,487	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(871)	(440)	(440)	(182)	503	1,487	57
(Provision) benefit for income taxes	—	(3)	—	13	(33)	—	(23)
Equity in losses of investment in Orbitz Worldwide	—	(162)	—	—	—	—	(162)

(Loss) income from continuing operations	(871)	(605)	(440)	(169)	470	1,487	(128)
Loss from discontinued operations, net of tax	—	—	—	—	(741)	—	(741)

Net (loss) income	(871)	(605)	(440)	(169)	(271)	1,487	(869)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(871)	(605)	(440)	(169)	(273)	1,487	(871)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	84	—	40	—	124
Accounts receivable, net	—	—	—	75	105	—	180
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	19	29	120	—	168

Total current assets	—	—	103	104	268	—	475
Investment in subsidiary/intercompany	(967)	(1,829)	1,283	—	—	1,513	—
Property and equipment, net	—	—	—	362	69	—	431
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	256	425	—	681
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	77	—	—	—	—	77
Non-current deferred income taxes	—	—	—	—	6	—	6
Other non-current assets	—	—	99	45	93	—	237

Total assets	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	48	40	—	88
Accrued expenses and other current liabilities	3	2	99	161	220	—	485
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	3	2	134	224	260	—	623
Long-term debt	—	—	3,309	48	—	—	3,357
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	8	210	61	—	279

Total liabilities	3	2	3,451	520	325	—	4,301

Total shareholders’ equity/intercompany	(970)	(1,754)	(1,829)	1,283	787	1,513	(970)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	13	—	13

Total equity	(970)	(1,754)	(1,829)	1,283	800	1,513	(957)

Total liabilities and equity	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	36	—	58	—	94
Accounts receivable, net	—	—	—	60	101	—	161
Deferred income taxes	—	—	—	—	4	—	4
Assets of discontinuing operations	—	—	—	5	1,061	—	1,066
Other current assets	—	—	36	40	109	—	185

Total current assets	—	—	72	105	1,333	—	1,510
Investment in subsidiary/intercompany	(683)	(2,222)	1,395	—	—	1,510	—
Property and equipment, net	—	—	—	400	84	—	484
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	309	461	—	770
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	91	—	—	—	—	91
Non-current deferred income taxes	—	—	—	—	4	—	4
Other non-current assets	—	—	43	50	111	—	204

Total assets	(683)	(2,131)	1,647	1,900	2,257	1,510	4,500

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	47	25	—	72
Accrued expenses and other current liabilities	1	41	92	173	167	—	474
Liabilities of discontinued operations	—	—	—	3	552	—	555
Current portion of long-term debt	—	—	10	8	—	—	18

Total current liabilities	1	41	102	231	744	—	1,119
Long-term debt	—	—	3,755	41	—	—	3,796
Deferred income taxes	—	—	—	35	2	—	37
Other non-current liabilities	—	—	12	198	10	—	220

Total liabilities	1	41	3,869	505	756	—	5,172

Total shareholders’ equity/intercompany	(684)	(2,172)	(2,222)	1,395	1,489	1,510	(684)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	12	—	12

Total equity	(684)	(2,172)	(2,222)	1,395	1,501	1,510	(672)

Total liabilities and equity	(683)	(2,131)	1,647	1,900	2,257	1,510	4,500

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	175	(227)	(208)	95	427	(90)	172
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	189	(227)	(186)	95	85	(90)	(134)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	168	59	—	227
Equity based compensation	5	—	—	—	—	—	5
Amortization of debt finance costs	—	—	23	—	—	—	23
Non-cash interest on payment-in-kind debt	—	—	3	—	—	—	3
Gain on interest rate derivative instruments	—	—	(22)	—	—	—	(22)
Loss on foreign exchange derivative instruments	—	—	7	—	—	—	7
Equity in losses of investment in Orbitz Worldwide	—	18	—	—	—	—	18
Deferred income taxes	—	—	—	3	—	—	3
Equity in (earnings) losses of subsidiaries	(203)	208	(95)	—	—	90	—
FASA liability	—	—	—	(16)	—	—	(16)
Defined benefit pension plan funding	—	—	—	(17)	—	—	(17)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivables	—	—	—	(15)	(5)	—	(20)
Other current assets	—	—	—	11	2	—	13
Accounts payable, accrued expenses and other current liabilities	—	—	—	(11)	20	—	9
Other	—	—	—	12	13	—	25

Net cash (used in) provided by operating activities of continuing operations	(9)	(1)	(270)	230	174	—	124

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities
Property and equipment additions	—	—	—	(72)	(5)	—	(77)
Net proceeds from sale of GTA business	(10)	—	14	—	624	—	628
Other	—	—	—	—	5	—	5
Net intercompany funding	111	1	993	(144)	(961)	—	—

Net cash provided by (used in) investing activities	101	1	1,007	(216)	(337)	—	556

Financing activities
Principal repayments	—	—	(658)	(14)	—	—	(672)
Proceeds from new borrowings	—	—	35	—	—	—	35
Proceeds from settlement of derivative contracts	—	—	34	—	—	—	34
Net share settlement for equity-based compensation	(3)	—	—	—	—	—	(3)
Contribution from non-controlling interest shareholders	—	—	—	—	4	—	4
Debt finance costs	—	—	(100)	—	—	—	(100)
Distribution to a parent company	(89)	—	—	—	—	—	(89)

Net cash (used in) provided by financing activities	(92)	—	(689)	(14)	4	—	(791)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	48	(1)	(165)	—	(118)

Cash and cash equivalents at beginning of year (including cash of discontinued operations)	—	—	36	1	205	—	242

Cash and cash equivalents of continuing operations at end of year	—	—	84	—	40	—	124

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income	(43)	(207)	(178)	92	172	120	(44)
Income from discontinued operations	—	—	—	(1)	(26)	—	(27)

Net (loss) income from continuing operations	(43)	(207)	(178)	91	146	120	(71)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	153	57	—	210
Equity-based compensation	5	—	—	—	—	—	5
Gain on early extinguishment of debt	—	—	(2)	—	—	—	(2)
Amortization of debt finance costs and debt discount	—	—	23	—	—	—	23
Gain on interest rate derivative instruments	—	—	(6)	—	—	—	(6)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	28	—	—	—	—	28
Deferred income taxes	—	—	—	19	2	—	21
Equity in losses (earnings) of subsidiaries	34	178	(92)	—	—	(120)	—
FASA liability	—	—	—	(18)	—	—	(18)
Defined benefit plan contributions	—	—	—	(3)	—	—	(3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	17	(13)	—	4
Other current assets	—	—	—	6	(20)	—	(14)
Accounts payable, accrued expenses and other current liabilities	—	12	19	(28)	14	—	17
Other	—	—	13	14	(37)	—	(10)

Net cash (used in) provided by operating activities of continuing operations	(4)	11	(226)	251	149	—	181

Net cash provided by operating activities of discontinued operations	—	—	—	36	67	—	103

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities
Property and equipment additions	—	—	—	(173)	(9)	—	(182)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	—	(16)	—	(16)
Loan to parent company	—	—	—	(9)	—	—	(9)
Loan repaid by parent company	—	—	—	9	—	—	9
Proceeds from asset sales	—	—	—	2	—	—	2
Net intercompany funding	4	39	271	(148)	(166)	—	—
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	4	(11)	271	(314)	(191)	—	(241)

Financing activities
Principal repayments	—	—	(308)	(10)	—	—	(318)
Proceeds from new borrowings	—	—	517	—	—	—	517
Cash provided as collateral	—	—	(137)	—	—	—	(137)
Payments on settlement of derivative contracts	—	—	(77)	—	—	—	(77)
Proceeds on settlement of derivative contracts	—	—	16	—	—	—	16
Debt finance costs	—	—	(20)	—	—	—	(20)
Other	—	—	—	—	(3)	—	(3)

Net cash used in financing activities	—	—	(9)	(10)	(3)	—	(22)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	—	36	(37)	26	—	25

Cash and cash equivalents at beginning of year (including cash of discontinued operations)	—	—	—	38	179	—	217

Cash and cash equivalents at end of year	—	—	36	1	205	—	242
Less: cash of discontinued operations	—	—	—	(1)	(147)	—	(148)

Cash and cash equivalents of continuing operations at end of year	—	—	36	—	58	—	94

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2009

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income	(871)	(605)	(440)	(169)	(271)	1,487	(869)
Loss from discontinued operations	—	—	—	—	741	—	741

(Loss) income from continuing operations	(871)	(605)	(440)	(169)	470	1,487	(128)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	98	89	—	187
Equity-based compensation	—	—	—	10	—	—	10
Gain on early extinguishment of debt	—	—	(10)	—	—	—	(10)
Amortization of debt finance costs	—	—	16	—	—	—	16
Loss on interest rate derivative instruments	—	—	6	—	—	—	6
Gain on foreign exchange derivative instruments	(9)	—	(4)	—	—	—	(13)
Equity in losses of investment in Orbitz Worldwide	—	162	—	—	—	—	162
Deferred income taxes	—	—	—	(13)	—	—	(13)
Equity in losses (earnings) of subsidiaries	878	440	169	—	—	(1,487)	—
FASA liability	—	—	—	(26)	—	—	(26)
Defined benefit plan contributions	—	—	—	(3)	—	—	(3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	1	(5)	—	(4)
Other current assets	—	—	—	(6)	(3)	—	(9)
Accounts payable, accrued expenses and other current liabilities	—	(3)	8	(64)	50	—	(9)
Other	2	—	6	(5)	(3)	—	—

Net cash (used in) provided by operating activities of continuing operations	—	(6)	(249)	(177)	598	—	166

Net cash provided by operating activities of discontinued operations	—	—	—	6	67	—	73

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

22.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2009

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities
Property and equipment additions	—	—	—	(51)	(7)	—	(58)
Proceeds from asset sales	—	—	—	5	—	—	5
Businesses acquired	—	—	—	(2)	—	—	(2)
Net intercompany funding	133	6	313	94	(546)	—	—

Net cash provided by (used in) investing activities	133	6	313	46	(553)	—	(55)

Financing activities
Principal repayments	—	—	(292)	(15)	—	—	(307)
Proceeds from new borrowings	—	—	144	—	—	—	144
Proceeds from settlement of derivative instruments	—	—	87	—	—	—	87
Net share settlement for equity-based compensation	—	—	—	(7)	—	—	(7)
Debt finance costs	—	—	(3)	—	—	—	(3)
Distribution to a parent company	(227)	—	—	—	—	—	(227)
Other	—	—	—	(4)	—	—	(4)

Net cash used in financing activities of continuing operations	(227)	—	(64)	(26)	—	—	(317)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	(94)	—	—	(151)	117	—	(128)

Cash and cash equivalents at beginning of year (including cash of discontinued operations)	94	—	—	189	62	—	345

Cash and cash equivalents at the end of the year	—	—	—	38	179	—	217
Less: cash of discontinued operations	—	—	—	2	(95)	—	(93)

Cash and cash equivalents of continuing operations at end of year	—	—	—	40	84	—	124

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings plc, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.3	Amended and Restated Bye-laws of Travelport Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC (f/k/a Travelport Inc.) and the Bank of Nova Scotia Trust Company of New York relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibit No.	Description
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC (f/k/a TDS Investor Corporation), TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and The Bank of Nova Scotia Trust Company of New York (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.7	Indenture, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, by and among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein, and The Bank of Nova Scotia Trust Company of New York, as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010 (dated August 12, 2010)).
4.8	Shareholders’ Agreement dated as of October 3, 2011, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.9	Indenture, dated as of November 30, 2011, by and among Travelport LLC, Travelport Limited and the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent (including the form of Second Priority Senior Secured Notes due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on December 6, 2011 (dated November 30, 2011)).
4.10	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC and Travelport Inc., The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the 9% Notes Indenture (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).
4.11	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC, The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the Senior Notes Indenture (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).
4.12	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC, The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).
10.1	Fourth Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on September 30, 2011, among Travelport LLC (f/k/a Travelport Inc.), Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.), Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).

Exhibit No.	Description
10.2	Revolving Credit Loan Modification Agreement, dated as of October 6, 2011, relating to the Fourth Amended and Restated Credit Agreement, dated as of August 23, 2006, as amended and restated on September 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 11, 2011 (dated October 6, 2011)).
10.3	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.4	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.5	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.6	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.7	Transition Services Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.9	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*
10.10	Agreement and General Release by and among Jeff Clarke, Travelport Limited and Travelport, LP, dated as of February 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).
10.11	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.12	Letter Agreement of Eric J. Bock, dated as of May 27, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on June 3, 2011 (dated May 27, 2011)).
10.13	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).
10.14	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.15	Letter Agreement, dated March 28, 2011, between Philip Emery and Travelport International Limited (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.16	Letter Agreement, dated November 24, 2011, between Philip Emery and Travelport International Limited.

Exhibit No.	Description
10.17	Contract of Employment, dated as of October 2, 2009, among Lee Golding, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Travelport Limited filed on March 31, 2011).
10.18	Letter Agreement, dated November 24, 2011, between Lee Golding and Travelport International Limited.
10.19	Travelport Officer Deferred Compensation Plan (Amended and Restated as of January 1, 2012).
10.20	Employment Agreement of Kurt Ekert, dated as of November 21, 2011.
10.21	Letter Agreement of Kurt Ekert, dated as of November 23, 2011.
10.22	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.23	Amendment No. 7, dated as of February 9, 2010, to the TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership, dated as of December 19, 2007 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.24	Form of TDS Investor (Cayman) L.P. Fifth Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.25	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) — U.S. Senior Leadership Team (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.26	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.27	Form of 2010 LTIP Equity Award Agreement (Restricted Equity Units) — UK Senior Leadership Team (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.28	2011 Executive Supplemental Bonus Plan (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.29	Form of Management Equity Award Agreement (UK EVP) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.30	Form of Travelport Worldwide Limited 2011 Equity Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.31	Form of Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.32	Form of Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.33	2012 Executive Long-Term Incentive Plan.

Exhibit No.	Description
10.34	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.35	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.36	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.37	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.38	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*
10.39	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.40	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.41	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.42	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.43	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.44	Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 13, 2009).
10.45	Fifth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).

Exhibit No.	Description
10.46	Sixth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).*
10.47	Seventh Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.48	Eighth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.49	Ninth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.50	Tenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.51	Twelfth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.52	Thirteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.53	Fourteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 9, 2011).
10.54	Fifteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.).
10.55	Sixteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.)
10.56	Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 13, 2011).*
10.57	Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport, LP.
10.58	Letter Agreement between Travelport Limited and Douglas M. Steenland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 4, 2011 (dated August 2, 2011)).

Exhibit No.	Description
10.59	Letter Agreement between Travelport Limited and Anthony J. Bolland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 9, 2011 (dated December 5, 2011)).
10.60	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2012 (Incorporated by reference to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.