Form 10-Q
period 2012-03-31
Travelport LTD
filed 2012-05-10
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2012, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	550	531

Costs and expenses
Cost of revenue	322	317
Selling, general and administrative	105	79
Depreciation and amortization	57	56

Total costs and expenses	484	452

Operating income	66	79
Interest expense, net	(67)	(77)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(1)	2
Provision for income taxes	(8)	(11)
Equity in losses of investment in Orbitz Worldwide	(3)	(5)

Net loss from continuing operations	(12)	(14)
Loss from discontinued operations, net of tax	—	(10)

Net loss	(12)	(24)
Net loss attributable to non-controlling interest in subsidiaries	1	1

Net loss attributable to the Company	(11)	(23)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net loss	(12)	(24)

Other comprehensive income, net of tax
Currency translation adjustment, net of tax	2	30
Realization of loss on cash flow hedges, net of tax	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	(1)
Unrealized loss on equity investment, net of tax	(2)	—

Other comprehensive income, net of tax	—	31

Comprehensive (loss) income	(12)	7
Comprehensive loss attributable to non-controlling interest in subsidiaries	1	1

Comprehensive (loss) income attributable to the Company	(11)	8

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	109	124
Accounts receivable (net of allowances for doubtful accounts of $22 and $22)	228	180
Deferred income taxes	3	3
Other current assets	201	168

Total current assets	541	475
Property and equipment, net	411	431
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	661	681
Cash held as collateral	137	137
Investment in Orbitz Worldwide	72	77
Non-current deferred income tax	6	6
Other non-current assets	224	237

Total assets	3,352	3,344

Liabilities and equity
Current liabilities:
Accounts payable	105	88
Accrued expenses and other current liabilities	479	485
Current portion of long-term debt	39	50

Total current liabilities	623	623
Long-term debt	3,376	3,357
Deferred income taxes	42	42
Other non-current liabilities	277	279

Total liabilities	4,318	4,301

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	718	717
Accumulated deficit	(1,522)	(1,511)
Accumulated other comprehensive loss	(176)	(176)

Total shareholders’ equity	(980)	(970)
Equity attributable to non-controlling interest in subsidiaries	14	13

Total equity	(966)	(957)

Total liabilities and equity	3,352	3,344

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating activities of continuing operations
Net loss	(12)	(24)
Loss from discontinued operations, net of tax	—	10

Net loss from continuing operations	(12)	(14)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	57	56
Equity-based compensation	2	—
Amortization of debt finance costs	9	3
Non-cash interest on payment-in-kind debt	3	—
(Gain) loss on interest rate derivative instruments	(2)	2
Gain on foreign exchange derivative instruments	(6)	(3)
Equity in losses of investment in Orbitz Worldwide	3	5
FASA liability	(3)	(5)
Defined benefit pension plan funding	(2)	—
Changes in assets and liabilities:
Accounts receivable	(47)	(52)
Other current assets	(11)	(5)
Accounts payable, accrued expenses and other current liabilities	20	68
Other	18	6

Net cash provided by operating activities of continuing operations	29	61

Net cash used in operating activities of discontinued operations	—	(9)

Investing activities
Property and equipment additions	(15)	(21)

Financing activities
Repayment of revolver borrowings	(35)	—
Proceeds from revolver borrowings	25	—
Repayment of capital lease obligations	(4)	(2)
Repayment of term loans	—	(3)
Payments on settlement of derivative contracts	(16)	—
Net share settlement for equity based compensation	(1)	—
Contribution from non-controlling interest shareholders	2	—

Net cash used in financing activities	(29)	(5)

Effect of changes in exchange rates on cash and cash equivalents	—	4

Net (decrease) increase in cash and cash equivalents	(15)	30
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	124	242

Cash and cash equivalents at end of period	109	272
Less: cash of discontinued operations	—	(98)

Cash and cash equivalents of continuing operations at end of period	109	174

Supplementary disclosures of cash flow information of continuing operations
Interest payments	86	99
Income tax payments, net	3	3

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a broad-based business services company and a leading provider of critical transaction processing solutions to companies operating in the global travel industry.

Travelport operates a global distribution system (“GDS”) business which provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel suppliers. Travelport operates three systems, Galileo, Apollo and Worldspan, providing travel agencies with booking technology and access to supplier inventory that Travelport aggregates from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Within Travelport’s GDS business, the Airline IT Solutions business hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus on their core business competencies.

The Company also owns approximately 48% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has over 3,500 employees and operates in over 170 countries. Travelport is a closely-held company.

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2011 balance sheet which was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

On May 5, 2011, the Company completed the sale of the Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Limited (“Kuoni”). The results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated condensed statements of operations and consolidated condensed statements of cash flows. Due to the sale of the GTA business in 2011, the Company now has one reportable segment.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Company’s consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of these interim results. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 22, 2012.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements

Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures about offsetting and related arrangements for financial instruments and derivatives. This guidance requires disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and transactions subject to an agreement similar to a master netting agreement. This guidance is to be applied on a retrospective basis for all annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

Amendments to Goodwill Impairment Testing

In September 2011, the FASB issued amended guidance to allow the use of a qualitative approach to test goodwill for impairment. There will no longer be a requirement to perform the two step goodwill impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of goodwill is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Amendments to Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity and requires companies to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is to be applied on a retrospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance, other than presentation.

In December 2011, the FASB issued a revision to this guidance, deferring indefinitely, the effective date for amendments to the presentation of comprehensive income requiring items reclassified from OCI to net income to be disclosed in both net income and OCI.

Fair Value Measurements and Disclosures

In May 2011, the FASB issued guidance on measuring fair value and on disclosing information about fair value measurements. This new guidance provides clarification on the application of certain valuation methods, clarification on measuring the fair value of an instrument classified in an entity’s own equity, new guidance related to measuring the fair value of financial instruments that are managed within a portfolio, and new guidance related to the use of premiums and discounts in a fair value measurement. This guidance also requires additional disclosures to be made for fair value measurements categorized as Level 3. This guidance is to be applied on a prospective basis for all annual and interim periods beginning after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

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

Summarized statement of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

(in $ millions)	Three Months Ended March 31, 2011
Net revenue	49
Operating expenses	64

Operating loss before income taxes	(15)
Benefit from income taxes	5

Total loss from discontinued operations, net of tax	(10)

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011.

4. Orbitz Worldwide

The Company accounts for its investment of approximately 48% in Orbitz Worldwide under the equity method of accounting. As of March 31, 2012 and December 31, 2011, the carrying value of the Company’s investment in Orbitz Worldwide was $72 million and $77 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of March 31, 2012 was approximately $149 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three months ended March 31, 2012 and 2011.

(in $ millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	190	185
Operating expenses	186	186

Operating income (loss)	4	(1)
Interest expense, net	(10)	(10)

Loss before income taxes	(6)	(11)
Provision for income taxes	(1)	—

Net loss	(7)	(11)

The Company has recorded losses of $3 million and $5 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2012 and 2011, respectively, within the equity in losses of investment in Orbitz Worldwide in the Company’s consolidated condensed statements of operations.

Net revenue disclosed above includes approximately $26 million and $29 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three months ended March 31, 2012 and 2011, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Orbitz Worldwide (Continued)

As of March 31, 2012 and December 31, 2011, the Company had balances payable to Orbitz Worldwide of approximately $17 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

5. Other Current Assets

Other current assets consisted of:

(in $ millions)	March 31, 2012	December 31, 2011
Development advances	69	63
Sales and use tax receivables	54	49
Prepaid expenses	17	15
Assets held for sale	16	16
Derivative assets	7	2
Other	38	23

	201	168

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2012			December 31, 2011
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	591	(319)	272	600	(314)	286
Furniture, fixtures and equipment	232	(140)	92	240	(137)	103
Building and leasehold improvements	11	(7)	4	11	(7)	4
Construction in progress	43	—	43	38	—	38

	877	(466)	411	889	(458)	431

The Company recorded depreciation expense of $36 million and $33 million during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had capital lease assets of $60 million and $64 million, respectively, included within furniture, fixtures and equipment. During the three months ended March 31, 2012 and 2011, the Company invested $15 million and $18 million, respectively, in property and equipment.

Construction in progress as of March 31, 2012 and December 31, 2011 includes $1 million and $2 million, respectively, of capitalized interest.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	March 31, 2012	December 31, 2011
Accrued commissions and incentives	257	213
Accrued payroll and related	51	54
Accrued sponsor monitoring fees	37	37
Accrued interest expense	30	59
Income tax payable	24	19
Deferred revenue	24	16
Derivative contracts	11	37
Other	45	50

	479	485

8. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity	March 31, 2012	December 31, 2011
Secured debt
Senior secured credit agreement
Term loans
Dollar denominated	August 2013	121	121
Euro denominated	August 2013	41	40
Dollar denominated	August 2015	1,067	1,067
Euro denominated	August 2015	287	279
“Tranche S”	August 2015	137	137
Revolver borrowings
Dollar denominated		25	35
Second priority secured notes
Dollar denominated floating rate notes	December 2016	214	211
Unsecured debt
Senior notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	215	210
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior subordinated notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	186	181
Capital leases		59	63

Total debt		3,415	3,407
Less: current portion		39	50

Long-term debt		3,376	3,357

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Long-Term Debt (Continued)

During the three months ended March 31, 2012, the Company borrowed $25 million under its revolving credit facility, which was repaid in April 2012. The $35 million outstanding under the revolving credit facility as of December 31, 2011 was repaid in January 2012.

The Company has a $181 million revolving credit facility with a consortium of banks under its senior secured credit agreement. As of March 31, 2012, the remaining capacity under the Company’s revolving credit facility was $156 million. Capacity under the revolving credit facility will be reduced from the current capacity of $181 million to $118 million in August 2012.

The Company has an $133 million letter of credit facility that matures in August 2015 and which is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility that matures in August 2013. As of March 31, 2012, the Company had approximately $103 million of commitments outstanding under its cash collateralized letter of credit facility and $10 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of March 31, 2012, the Company had $33 million of remaining capacity under its letter of credit facilities.

During the three months ended March 31, 2012, $3 million of interest was capitalized into the second priority secured notes and approximately $4 million of capital lease obligations were repaid.

The principal amount of euro denominated long-term debt increased by approximately $19 million as a result of foreign exchange fluctuations during the three months ended March 31, 2012. This foreign exchange loss was partially offset by $8 million of gains (net of $8 million of losses due to credit risk fair value adjustments) on foreign exchange derivative instruments contracted by the Company.

9. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of March 31, 2012, the Company had a net liability position of $5 million related to derivative financial instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of March 31, 2012 was to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on the variable rate borrowings. During the three months ended March 31, 2012, the Company used interest rate swaps as the derivative financial instruments in these hedging strategies. In previous periods, the Company has also used cross currency swaps as the derivative financial instruments in these hedging strategies. The Company does not

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

designate these interest rate or cross currency swaps as accounting hedges; therefore, the fluctuations in the value of these contracts are recorded within the Company’s consolidated condensed statements of operations, which largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge. The fair value and the impact of the changes in the fair value of these interest rate and cross currency swaps are presented in the tables below.

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to the British pound, Euro and Australian dollar). The Company does not designate these forward contracts as cash flow hedges; therefore, the fluctuations in the value of these forward contracts are recorded within the Company’s consolidated condensed statements of operations, which partially offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge. The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value on a recurring basis consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all categorized as Level 3 — Significant Unobservable Inputs as of March 31, 2012 and December 31, 2011.

The fair value of interest rate swap derivative financial instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value is then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of March 31, 2012, credit risk fair value adjustments constituted more than 15% of the unadjusted fair value of derivative instruments. In such circumstances the Company’s policy is to categorize instruments with such unobservable inputs as Level 3 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(4)	(4)
Interest rate swaps	Other non-current assets	—	—	Other non-current liabilities	(1)	(2)
Foreign currency forward contracts	Other current assets	7	2	Accrued expenses and other current liabilities	(7)	(33)

Total fair value of derivative assets (liabilities)		7	2		(12)	(39)

As of March 31, 2012, the Company had an aggregate outstanding notional $250 million of interest rate swaps, and $770 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed two years.

The following table provides a reconciliation of the movement in the carrying amount of derivative financial instruments, net liability position, during the three months ended March 31, 2012.

(in $ millions)
Balance as of January 1, 2012	(37)
Total gains for the period included in net loss	15
Settlement of foreign exchange derivative contracts related to euro denominated debt	16
Settlement of interest rate derivative contracts	1

Balance as of March 31, 2012	(5)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 31% and a recovery rate of 20% applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2012.

Changes in the fair value of derivatives not designated as hedging instruments are recognized in earnings in the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The table below presents the impact derivatives not designated as hedges had on income (loss) during that period.

		Amount of Gain (Loss) Recorded into Income (Loss)
	Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended March 31,
(in $ millions)		2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	Interest expense, net	—	(2)
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense, net	1	(8)
Foreign exchange impact of cross currency swaps	Selling, general and administrative	—	11
Foreign exchange forward contracts	Selling, general and administrative	14	45

		15	46

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, cash held as collateral, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	March 31, 2012		December 31, 2011
(in $ millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	72	149	77	184
Derivative assets (see above)	7	7	2	2
Derivative liabilities (see above)	(12)	(12)	(39)	(39)
Total debt	(3,415)	(2,488)	(3,407)	(2,353)

The fair value of the Company’s investment in Orbitz Worldwide, which is categorized within Level 1 of the fair value hierarchy, has been determined based on quoted prices in active markets.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The fair value of the Company’s total debt, which is categorized within Level 2 of the fair value hierarchy, has been determined by calculating the fair value of the second priority secured notes, senior notes and senior subordinated notes based on quoted prices in active markets for identical debt instruments and by calculating amounts outstanding under the senior secured credit agreement based on market observable inputs.

10. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2012, the Company had approximately $103 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $50 million relates to the twelve months ending March 31, 2013. These purchase obligations extend through 2015.

Other Commitments

As part of a restructuring (the “Restructuring”) with respect to the Company’s direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans, subject to a declaratory judgment ruling, the Company intends to invest $135 million of second priority secured notes plus interest into an unrestricted subsidiary, which will then issue a guarantee for $135 million of Holdings’ senior unsecured PIK term loans due September 30, 2012. The guarantee will be secured by the $135 million of second priority secured notes.

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on the Company’s results of operations or cash flows in a particular reporting period.

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

In September 2011, the Company received letters from Dewey & LeBoeuf LLP as counsel to certain holders of its outstanding senior and senior subordinated notes (the “Notes”) making certain assertions alleging potential events of default under the Indentures relating to the Restructuring. On October 28, 2011, pursuant to the terms of the Restructuring, the Company filed a complaint for declaratory judgment against The Bank of Nova Scotia

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Commitments and Contingencies (Continued)

Trust Company of New York, as initial trustee under the Indentures governing its outstanding senior notes, in the United States District Court for the Southern District of New York (the “Court”), and the Company filed an amended complaint on November 3, 2011. In this declaratory judgment action, the Company is seeking a ruling from the Court that the investment of $135 million in an unrestricted subsidiary is permissible under the terms of the Indentures and is, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event the Company does not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made. On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the Indentures governing such Notes) (the “Trustee”) filed an answer and counterclaim in response to the Company’s amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the Court that the investment of $135 million described above would violate the terms of the Indentures and would constitute an event of default under the Indentures if it was made. Further, the counterclaims seek (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to the Company, and by the Company to, or for the benefit of, Holdings, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC, and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. On April 18, 2012, the Trustee filed an amended answer and counterclaims. The Company believes these claims are without merit although no assurances can be given due to the uncertainty inherent in litigation.

Standard Guarantees/Indemnification

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

11. Equity-Based Compensation

During the three months ended March 31, 2012, the Company recorded equity compensation expense of $2 million related to the restricted equity units of TDS Investor (Cayman) L.P., the partnership that indirectly owns a majority shareholding in the Company (the “Partnership”) and the restricted share units of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company. The Company

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Equity-Based Compensation (Continued)

expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of March 31, 2012 will be approximately $1 million for the remainder of 2012.

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2012	93.0	$2.27	1.9	$1.85	0.8	$1.85
Granted at fair market value(1)	11.2	$0.11	—	—	—	—
Vesting of restricted share units(2)	—	—	0.2	$1.85	(0.2)	$1.85
Net share settlement(3)	(0.6)	$0.11	(0.5)	$1.85	—	—

Balance as of March 31, 2012	103.6	$2.05	1.6	$1.85	0.6	$1.85

(1)	Consists of (i) 8.6 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, with immediate vesting, (ii) 2.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, with vesting on August 1, 2012 subject to service based conditions, and (iii) 0.1 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, with vesting on August 1, 2012 subject to service based conditions.

(2)	During the three months ended March 31, 2012, the Company accelerated the vesting for 0.2 million Worldwide restricted share units, which converted into Worldwide shares.

(3)	During the three months ended March 31, 2012, the Company completed net share settlements for 0.6 million Partnership restricted equity units and 0.5 million Worldwide shares in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units or shares, as appropriate.

As of March 31, 2012, approximately 10 million Partnership restricted equity units remain authorized for grant but are not yet recognized as granted for accounting purposes. These consist of (i) 4.9 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through March 31, 2013; (ii) 4.6 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2014; and (iii) 0.4 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2015.

12. Subsequent Event

On May 8, 2012, Travelport successfully completed the refinancing of approximately $162 million of non-extended term loans due in August 2013 with new term loans due in 2015. In addition, Travelport extended the maturity of approximately $61 million of its revolving credit facility to May 2015.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

The Company’s long-term debt is guaranteed by certain wholly-owned subsidiaries incorporated in the US. The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three months ended March 31, 2012 and 2011, the consolidating condensed statements of comprehensive income for the three months ended March 31, 2012 and 2011, consolidating condensed balance sheets as of March 31, 2012 and December 31, 2011, and the consolidating condensed statements of cash flows for the three months ended March 31, 2012 and 2011 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three months ended March 31, 2011 and the consolidating condensed statements of cash flows for the three months ended March 31, 2011 have been re-presented as non-guarantor subsidiaries.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	239	311	—	550

Costs and expenses
Cost of revenue	—	—	—	142	180	—	322
Selling, general and administrative	6	—	5	31	63	—	105
Depreciation and amortization	—	—	—	41	16	—	57

Total costs and expenses	6	—	5	214	259	—	484

Operating (loss) income	(6)	—	(5)	25	52	—	66
Interest expense, net	—	—	(66)	(1)	—	—	(67)
Equity in (losses) earnings of subsidiaries	(5)	(47)	24	—	—	28	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(11)	(47)	(47)	24	52	28	(1)
Provision for income taxes	—	—	—	—	(8)	—	(8)
Equity in losses of investment in Orbitz Worldwide	—	(3)	—	—	—	—	(3)

Net (loss) income from continuing operations	(11)	(50)	(47)	24	44	28	(12)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(11)	(50)	(47)	24	45	28	(11)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(11)	(50)	(47)	24	44	28	(12)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	—	—	—	—
Unrealized loss on equity investment, net of tax	—	(2)	—	—	—	—	(2)

Other comprehensive (loss) income, net of tax	—	2	—	—	2	—	—

Comprehensive (loss) income	(11)	(52)	(47)	24	46	28	(12)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(11)	(52)	(47)	24	47	28	(11)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	237	294	—	531

Costs and expenses
Cost of revenue	—	—	—	143	174	—	317
Selling, general and administrative	2	—	(3)	19	61	—	79
Depreciation and amortization	—	—	—	39	17	—	56

Total costs and expenses	2	—	(3)	201	252	—	452

Operating (loss) income	(2)	—	3	36	42	—	79
Interest expense, net	—	—	(76)	(1)	—	—	(77)
Equity in (losses) earnings of subsidiaries	(21)	(44)	29	—	—	36	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(23)	(44)	(44)	35	42	36	2
Provision for income taxes	—	—	—	(3)	(8)	—	(11)
Equity in losses of investment in Orbitz Worldwide	—	(5)	—	—	—	—	(5)

Net (loss) income from continuing operations	(23)	(49)	(44)	32	34	36	(14)
Loss from discontinued operations, net of tax	—	—	—	(3)	(7)	—	(10)

Net (loss) income	(23)	(49)	(44)	29	27	36	(24)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(23)	(49)	(44)	29	28	36	(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(23)	(49)	(44)	29	27	36	(24)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	30	—	30
Realization of loss on cash flow hedges, net of tax	—	—	2	—	—	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)

Other comprehensive income (loss), net of tax	—	—	2	(1)	30	—	31

Comprehensive (loss) income	(23)	(49)	(42)	28	57	36	7
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(23)	(49)	(42)	28	58	36	8

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	49	1	59	—	109
Accounts receivable, net	—	—	—	80	148	—	228
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	24	28	149	—	201

Total current assets	—	—	73	109	359	—	541
Investment in subsidiary/intercompany	(975)	(1,841)	1,268	—	—	1,548	—
Property and equipment, net	—	—	—	349	62	—	411
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	247	414	—	661
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	72	—	—	—	—	72
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	90	40	94	—	224

Total assets	(975)	(1,769)	1,568	1,781	1,199	1,548	3,352

Liabilities and equity
Current liabilities:
Accounts payable	—	—	1	46	58	—	105
Accrued expenses and other current liabilities	5	2	45	161	266	—	479
Current portion of long-term debt	—	—	25	14	—	—	39

Total current liabilities	5	2	71	221	324	—	623
Long-term debt	—	—	3,331	45	—	—	3,376
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	7	209	61	—	277

Total liabilities	5	2	3,409	513	389	—	4,318

Total shareholders’ equity/intercompany	(980)	(1,771)	(1,841)	1,268	796	1,548	(980)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	14	—	14

Total equity	(980)	(1,771)	(1,841)	1,268	810	1,548	(966)

Total liabilities and equity	(975)	(1,769)	1,568	1,781	1,199	1,548	3,352

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	84	—	40	—	124
Accounts receivable, net	—	—	—	75	105	—	180
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	19	29	120	—	168

Total current assets	—	—	103	104	268	—	475
Investment in subsidiary/intercompany	(967)	(1,829)	1,283	—	—	1,513	—
Property and equipment, net	—	—	—	362	69	—	431
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	256	425	—	681
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	77	—	—	—	—	77
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	99	45	93	—	237

Total assets	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	48	40	—	88
Accrued expenses and other current liabilities	3	2	99	161	220	—	485
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	3	2	134	224	260	—	623
Long-term debt	—	—	3,309	48	—	—	3,357
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	8	210	61	—	279

Total liabilities	3	2	3,451	520	325	—	4,301

Total shareholders’ equity/intercompany	(970)	(1,754)	(1,829)	1,283	787	1,513	(970)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	13	—	13

Total equity	(970)	(1,754)	(1,829)	1,283	800	1,513	(957)

Total liabilities and equity	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income from continuing operations	(11)	(50)	(47)	24	44	28	(12)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	41	16	—	57
Equity based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	9	—	—	—	9
Non-cash interest on payment-in-kind debt	—	—	3	—	—	—	3
Gain on interest rate derivative instruments	—	—	(2)	—	—	—	(2)
Gain on foreign exchange derivative instruments	—	—	(6)	—	—	—	(6)
Equity in losses of investment in Orbitz Worldwide	—	3	—	—	—	—	3
Equity in losses (earnings) of subsidiaries	5	47	(24)	—	—	(28)	—
FASA liability	—	—	—	(3)	—	—	(3)
Defined benefit pension plan funding	—	—	—	(2)	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(5)	(42)	—	(47)
Other current assets	—	—	2	1	(14)	—	(11)
Accounts payable, accrued expenses and other current liabilities	—	—	24	2	(6)	—	20
Other	—	1	—	5	12	—	18

Net cash (used in) provided by operating activities of continuing operations	(4)	1	(41)	63	10	—	29

Investing activities
Property and equipment additions	—	—	—	(15)	—	—	(15)
Net intercompany funding	5	(1)	33	(43)	6	—	—

Net cash provided by (used in) investing activities	5	(1)	33	(58)	6	—	(15)

Financing activities
Repayment of revolver borrowings	—	—	(35)	—	—	—	(35)
Proceeds from revolver borrowings	—	—	25	—	—	—	25
Repayment of capital lease obligations	—	—	—	(4)	—	—	(4)
Payments on settlement of derivative contracts	—	—	(16)	—	—	—	(16)
Net share settlement for equity based compensation	(1)	—	—	—	—	—	(1)
Contribution from non-controlling interest shareholders	—	—	—	—	2	—	2

Net cash used in financing activities	(1)	—	(26)	(4)	2	—	(29)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(34)	1	18	—	(15)
Cash and cash equivalents at beginning of period	—	—	83	—	41	—	124

Cash and cash equivalents of continuing operations at end of period	—	—	49	1	59	—	109

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income	(23)	(49)	(44)	29	27	36	(24)
Loss from discontinued operations, net of tax	—	—	—	3	7	—	10

Net (loss) income from continuing operations	(23)	(49)	(44)	32	34	36	(14)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	39	17	—	56
Amortization of debt finance costs	—	—	3	—	—	—	3
Loss on interest rate derivative instruments	—	—	2	—	—	—	2
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	5	—	—	—	—	5
Equity in losses (earnings) of subsidiaries	21	44	(29)	—	—	(36)	—
FASA liability	—	—	—	(5)	—	—	(5)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(6)	(46)	—	(52)
Other current assets	—	—	—	1	(6)	—	(5)
Accounts payable, accrued expenses and other current liabilities	—	30	—	(52)	90	—	68
Other	—	—	—	32	(26)	—	6

Net cash (used in) provided by operating activities of continuing operations	(2)	30	(71)	41	63	—	61

Net cash provided by (used in) operating activities of discontinued operations	—	—	—	3	(12)	—	(9)

Investing activities
Property and equipment additions	—	—	—	(18)	(3)	—	(21)
Net intercompany funding	2	(30)	142	(21)	(93)	—	—

Net cash provided by (used in) investing activities	2	(30)	142	(39)	(96)	—	(21)

Financing activities
Repayment of capital lease obligations	—	—	—	(2)	—	—	(2)
Repayment of term loans	—	—	(3)	—	—	—	(3)

Net cash used in financing activities	—	—	(3)	(2)	—	—	(5)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	—	68	3	(41)	—	30
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	—	—	36	2	204	—	242

Cash and cash equivalents at end of period	—	—	104	5	163	—	272
Less: cash of discontinued operations	—	—	—	(4)	(94)	—	(98)

Cash and cash equivalents of continuing operations at end of period	—	—	104	1	69	—	174

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

Our business consists of our global distribution systems (“GDS”), which provide aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS provides travel distribution services to approximately 760 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2011, approximately 166 million tickets were issued through our GDS. Our GDS processed up to 2.2 billion travel-related messages per day in 2011.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta and several other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 410 airlines, airports and airline ground handlers globally.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months Ended March 31,		Change
(in $ millions, except segment data)	2012	2011	$	%
Travelport KPIs
Net revenue	550	531	19	4
Operating income	66	79	(13)	(16)
Travelport Adjusted EBITDA	140	147	(7)	(5)
Segments (in millions)
Americas	49	47	2	4
Europe	24	24	—	(2)
MEA	10	10	—	6
APAC	15	15	—	4
Total	98	96	2	2

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

The following table provides a reconciliation of net loss from continuing operations to Travelport Adjusted EBITDA:

	Three Months Ended March 31,
(in $ millions)	2012	2011
Net loss from continuing operations	(12)	(14)
Equity in losses of investment in Orbitz Worldwide	3	5
Provision for income taxes	8	11
Depreciation and amortization	57	56
Interest expense, net	67	77

EBITDA	123	135
Adjustments:
Corporate transaction costs(1)	3	3
Restructuring charges(2)	—	3
Equity-based compensation	2	—
Litigation and related costs	6	8
Other(3)	6	(2)

Total Adjustments	17	12

Travelport Adjusted EBITDA	140	147

(1)	Corporate transaction costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Other primarily includes unrealized losses (gains) on foreign exchange derivatives and revaluation of euro-denominated debt.

Factors Affecting Results of Operations

Consolidations within the Airline Industry:  As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012, and we no longer service United’s reservation system.

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

Foreign Exchange Movements:  We transact business primarily in US dollars. While the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). We use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these forward contracts partially offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

Litigation and Related Costs:  We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters, and for costs of defending against such matters. However, litigation is inherently unpredictable and although we believe that our accruals are adequate and we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

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

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,		Change
(in $ millions)	2012	2011	$	%
Net revenue	550	531	19	4

Costs and expenses
Cost of revenue	322	317	5	2
Selling, general and administrative	105	79	26	33
Depreciation and amortization	57	56	1	2

Total costs and expenses	484	452	32	7

Operating income	66	79	(13)	(16)
Interest expense, net	(67)	(77)	10	13

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(1)	2	(3)	*
Provision for income taxes	(8)	(11)	3	27
Equity in losses of investment in Orbitz Worldwide	(3)	(5)	2	40

Net loss from continuing operations	(12)	(14)	2	14
Loss from discontinued operations, net of tax	—	(10)	10	*

Net loss	(12)	(24)	12	50

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2012	2011	$	%
Transaction processing revenue	497	479	18	4
Airline IT solutions revenue	53	52	1	2

Net revenue	550	531	19	4

Transaction processing revenue by region is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2012	2011	$	%
Americas	193	190	3	2
Europe	150	153	(3)	(2)
MEA	67	55	12	22
APAC	87	81	6	7

Transaction processing revenue	497	479	18	4

Net revenue increased by $19 million (4%) as a result of an $18 million (4%) increase in transaction processing revenue and a $1 million (2%) increase in Airline IT solutions revenue. Americas transaction processing revenue increased by $3 million (2%) due to a 4% increase in segment volume offset by a 2%

decrease in average revenue per segment. Europe transaction processing revenue decreased by $3 million (2%) due to a 2% decrease in segment volume. MEA transaction processing revenue increased by $12 million (22%) due to an $8 million adjustment related to revenue reserves booked in the first quarter of 2011 and a 6% increase in segment volume. APAC transaction processing revenue increased by $6 million (7%) due to a 4% increase in the segment volume and a 3% increase in average revenue per segment.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2012	2011	$	%
Commissions	253	248	5	2
Telecommunication and technology costs	69	69	—	—

Cost of revenue	322	317	5	2

Cost of revenue increased by $5 million (2%) as a result of an increase in commissions paid to travel agencies and NDCs with telecommunication and technology costs remaining flat. The increase in commission costs is due to the 2% growth in segment volume, with the average rate of agency commission flat.

Selling, General and Administrative (SG&A)

SG&A increased by $26 million (33%) due to (i) an $11 million increase in foreign exchange losses as a result of the revaluation of euro-denominated debt, (ii) a $9 million increase in other administrative expenses including an increase in salaries and wages of $5 million, and (iii) a $6 million increase in litigation expenses.

Interest Expense, Net

Interest expense, net, decreased by $10 million (13%) as a result of (i) a $12 million reduction due to lower effective interest rates including the impact of interest rate hedges and (ii) a decrease of $4 million as a result of lower debt balances, partially offset by (iii) an increase of $6 million in debt finance amortization costs.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates and (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction.

The reconciliation from the tax benefit (provision) at the US statutory tax rate of 35% is as follows:

	Three Months Ended March 31,
(in $ millions)	2012	2011
Tax benefit (provision) at US federal statutory rate of 35%	—	(1)
Taxes on non-US operations at alternative rates	(4)	(7)
Liability for uncertain tax positions	—	(1)
Change in valuation allowance	(3)	(1)
Non-deductible expenses and other	(1)	(1)

Provision for income taxes	(8)	(11)

Equity in Losses of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $3 million for the three months ended March 31, 2012 compared to $5 million for the three months ended March 31, 2011. These losses reflect our 48% ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed and uncommitted lines of credit. As of March 31, 2012, our financing needs were supported by $156 million of available capacity under our $181 million revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

A significant concentration of our cash is in geographic locations that have no legal or tax limitations on its usage. We have efficient mechanisms in place to deploy cash as needed to fund operations and capital needs across all of our locations worldwide. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. With the cash and cash equivalents on our consolidated condensed balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next twelve months.

As of March 31, 2012, our total leverage ratio was 7.10 compared to the maximum total leverage ratio allowable of 8.0; our first lien leverage ratio was 3.78 compared to the maximum first lien leverage ratio allowable of 4.0; our cash balance was $109 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our senior secured credit agreement, the maximum total leverage ratio with which we need to comply will remain at 8.0 until June 30, 2013, and the first lien leverage ratio with which we need to comply will remain at 4.0 until June 30, 2013.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratios. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments and to deduct capital expenditures on property and equipment additions including capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our senior secured credit agreement is computed by dividing the net debt (as defined under our senior secured credit agreement) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our first lien leverage ratio under our senior secured credit agreement is computed by dividing the total first lien loans (as defined under our senior secured credit agreement) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Three Months Ended March 31,
(in $ millions)	2012	2011
Travelport Adjusted EBITDA	140	147
Less:
Interest payments	(86)	(99)
Tax payments	(3)	(3)
Changes in operating working capital	(11)	30
FASA liability payments	(3)	(5)
Defined benefit pension plan funding	(2)	—
Other adjusting items(1)	(6)	(9)

Net cash provided by operating activities of continuing operations	29	61
Add back interest paid	86	99
Capital expenditures on property and equipment additions of continuing operations	(15)	(18)
Repayment of capital lease obligations	(4)	(2)

Unlevered free cash flow	96	140

(1)	Other adjusting items relate to payments for costs included within operating income, but excluded from Travelport Adjusted EBITDA. These include (i) $3 million and $3 million of corporate transaction cost payments during the three months ended March 31, 2012 and 2011, respectively, (ii) $3 million of litigation and related costs payments for the three months ended March 31, 2012, and (iii) $6 million of restructuring related payments made during the three months ended March 31, 2011.

Cash Flow

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Change
(in $ millions)	2012	2011	$
Cash provided by (used in):
Operating activities of continuing operations	29	61	(32)
Operating activities of discontinued operations	—	(9)	9
Investing activities	(15)	(21)	6
Financing activities	(29)	(5)	(24)
Effects of exchange rate changes on cash and cash equivalents	—	4	(4)

Net (decrease) increase in cash and cash equivalents	(15)	30	(45)

As of March 31, 2012, we had $109 million of cash and cash equivalents, a decrease of $15 million compared to December 31, 2011. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Operating activities of continuing operations.  For the three months ended March 31, 2012, cash provided by operating activities of continuing operations was $29 million compared to cash provided by operating activities of continuing operations of $61 million for the three months ended March 31, 2011. The decrease of $32 million is primarily due to changes in working capital which resulted in a use of cash of $11 million in the three months ended March 31, 2012 compared to a $30 million source of cash in the three months ended March 31, 2011, partially offset by lower interest expense payments. The fluctuation in operating working capital is primarily a result of a $20 million payment of the 2011 employee incentive plan in March 2012 and $21 million as a result of fluctuations in our collections and payments cycles.

Operating activities of discontinued operations.  For the three months ended March 31, 2011, cash used in operating activities of the GTA business was $9 million. The GTA business was disposed of on May 5, 2011.

Investing activities.  The cash used in investing activities for the three months ended March 31, 2012 was $15 million for capital expenditures. The cash used in investing activities for the three months ended March 31, 2011 was $21 million for capital expenditures, including $3 million for our disposed GTA business.

Financing activities.  Cash used in financing activities for the three months ended March 31, 2012 was $29 million. This primarily was comprised of (i) $35 million of repayment of revolver borrowings, (ii) $16 million cash payments on the settlement of derivative contracts and (iii) $4 million of capital lease repayments, offset by (iv) $25 million proceeds from new revolver borrowings. The cash used in financing activities for the three months ended March 31, 2011 was $5 million, comprising $3 million of mandatory term loan repayments and $2 million of capital lease repayments.

Debt and Financing Arrangements

The following table summarizes our net debt position as of March 31, 2012 and December 31, 2011:

(in $ millions)	March 31, 2012	December 31, 2011	Change
Current portion of long-term debt	39	50	(11)
Long-term debt	3,376	3,357	19

Total debt	3,415	3,407	8
Less: cash and cash equivalents	(109)	(124)	15
Less: cash held as collateral	(137)	(137)	—

Net debt	3,169	3,146	23

During the three months ended March 31, 2012, we borrowed $25 million under our revolving credit facility, which was repaid in April 2012. The $35 million outstanding under our revolving credit facility as of December 31, 2011 was repaid in January 2012.

We have a $181 million revolving credit facility with a consortium of banks under our senior secured credit agreement. As of March 31, 2012, the remaining capacity under our revolving credit facility was $156 million. Capacity under the revolving credit facility will be reduced from the current capacity of $181 million to $118 million in August 2012.

As of March 31, 2012, we had approximately $103 million of commitments outstanding under our cash collateralized letter of credit facility and $10 million of commitments outstanding under our synthetic letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of March 31, 2012, we had $33 million of remaining capacity under our letter of credit facilities.

During the three months ended March 31, 2012, $3 million of interest was capitalized into the second priority secured notes and approximately $4 million of our capital lease obligations were repaid.

The principal amount of euro denominated debt increased by approximately $19 million as a result of foreign exchange fluctuations during the three months ended March 31, 2012. This foreign exchange loss was partially offset by $8 million of gains (net of $8 million of losses due to credit risk fair value adjustments) on foreign exchange derivative instruments contracted by us.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under our senior secured credit agreement. All obligations under our senior secured credit agreement, second priority secured notes, senior notes, and senior subordinated notes are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. All obligations under the senior secured credit agreement and the second priority secured notes, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantor entities; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor, subject to additional collateral and guarantee obligations.

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

On May 8, 2012, we successfully completed the refinancing of approximately $162 million of non-extended term loans due in August 2013 with new term loans due in 2015. In addition, we extended the maturity of approximately $61 million of our revolving credit facility to May 2015.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the three months ended March 31, 2012 and 2011 was to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps and foreign currency forward contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the three months ended March 31, 2012, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains on these foreign currency derivative financial instruments amounted to $14 million and $56 million for the three months ended March 31, 2012 and 2011, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Gains (losses) on these interest rate derivative financial instruments amounted to $1 million and $(8) million for the three months ended March 31, 2012 and 2011, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of March 31, 2012, our interest rate and foreign currency hedges cover transactions for periods that do not exceed two years. As of March 31, 2012, we had a net liability position of $5 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

Our future contractual obligations have not changed significantly from the amounts reported within our 2011 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 22, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used March 31, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives. Unrealized gains or losses related to foreign currency derivatives are expected to be offset by corresponding gains or losses on the underlying foreign exchange exposures being hedged. Therefore, we have determined, through such sensitivity analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our consolidated condensed financial statements would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the three month period ended March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012, for a detailed discussion of the risk factors affecting the Company. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: May 10, 2012	By:	/s/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: May 10, 2012	By:	/s/ SIMON GRAY
Simon Gray Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

4.1	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC and Travelport Inc., The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the 9% Notes Indenture (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).

4.2	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC, The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the Senior Notes Indenture (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).

4.3	Instrument of Resignation, Appointment and Acceptance, dated as of January 19, 2012, by and among Travelport LLC, The Bank of Nova Scotia Trust Company of New York, as Resigning Trustee, and Computershare Trust Company, N.A., as the Successor Trustee, relating to the Subordinated Notes Indenture (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Travelport Limited on January 25, 2012 (dated January 19, 2012)).

10.1	Agreement and General Release by and among Jeff Clarke, Travelport Limited and Travelport, LP, dated as of February 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).

10.2	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2012 (Incorporated by reference to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.