Form 10-Q
period 2012-06-30
Travelport LTD
filed 2012-08-09
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenue	506	530	1,056	1,061

Costs and expenses
Cost of revenue	301	310	623	627
Selling, general and administrative	86	97	191	176
Depreciation and amortization	56	57	113	113

Total costs and expenses	443	464	927	916

Operating income	63	66	129	145
Interest expense, net	(77)	(72)	(144)	(149)

Loss from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(14)	(6)	(15)	(4)
Provision for income taxes	(8)	(8)	(16)	(19)
Equity in earnings (losses) of investment in Orbitz Worldwide	2	4	(1)	(1)

Net loss from continuing operations	(20)	(10)	(32)	(24)
Income (loss) from discontinued operations, net of tax	—	4	—	(6)
Gain from disposal of discontinued operations, net of tax	—	312	—	312

Net (loss) income	(20)	306	(32)	282
Net loss attributable to non-controlling interest in subsidiaries	—	—	1	1

Net (loss) income attributable to the Company	(20)	306	(31)	283

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net (loss) income	(20)	306	(32)	282

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	(2)	(102)	—	(72)
Realization of loss on cash flow hedges, net of tax	—	3	—	5
Unrealized actuarial loss on defined benefit plans, net of tax	(2)	(1)	(2)	(2)
Unrealized gain (loss) on equity investment, net of tax	1	1	(1)	1

Other comprehensive loss, net of tax	(3)	(99)	(3)	(68)

Comprehensive (loss) income	(23)	207	(35)	214
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	1	1

Comprehensive (loss) income attributable to the Company	(23)	207	(34)	215

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	162	124
Accounts receivable (net of allowances for doubtful accounts of $20 and $22)	189	180
Deferred income taxes	3	3
Other current assets	208	168

Total current assets	562	475
Property and equipment, net	395	431
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	640	681
Cash held as collateral	137	137
Investment in Orbitz Worldwide	75	77
Non-current deferred income tax	6	6
Other non-current assets	217	237

Total assets	3,332	3,344

Liabilities and equity
Current liabilities:
Accounts payable	106	88
Accrued expenses and other current liabilities	523	485
Current portion of long-term debt	15	50

Total current liabilities	644	623
Long-term debt	3,351	3,357
Deferred income taxes	42	42
Other non-current liabilities	283	279

Total liabilities	4,320	4,301

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	718	717
Accumulated deficit	(1,542)	(1,511)
Accumulated other comprehensive loss	(179)	(176)

Total shareholders’ equity	(1,003)	(970)
Equity attributable to non-controlling interest in subsidiaries	15	13

Total equity	(988)	(957)

Total liabilities and equity	3,332	3,344

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Operating activities of continuing operations
Net (loss) income	(32)	282
Income from discontinued operations (including gain from disposal), net of tax	—	(306)

Net loss from continuing operations	(32)	(24)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	113	113
Equity-based compensation	2	—
Amortization of debt finance costs	22	12
Non-cash interest on Second Priority Secured Notes	7	—
Gain on interest rate derivative instruments	(2)	(1)
Gain on foreign exchange derivative instruments	(5)	(3)
Equity in losses of investment in Orbitz Worldwide	1	1
Deferred income taxes	—	3
FASA liability	(7)	(9)
Defined benefit pension plan funding	(5)	(2)
Changes in assets and liabilities:
Accounts receivable	(9)	(43)
Other current assets	(14)	(10)
Accounts payable, accrued expenses and other current liabilities	44	61
Other	13	—

Net cash provided by operating activities of continuing operations	128	98

Net cash used in operating activities of discontinued operations	—	(12)

Investing activities
Property and equipment additions	(32)	(34)
Proceeds from sale of GTA Business, net of cash disposed of $7 million	—	633
Other	3	5

Net cash (used in) provided by investing activities	(29)	604

Financing activities
Proceeds from new term loans	170	—
Proceeds from revolver borrowings	25	—
Repayment of term loans	(165)	(658)
Repayment of revolver borrowings	(60)	—
Repayment of capital lease obligations	(7)	(4)
Repurchase of Senior Notes	(1)	—
Debt finance costs	(9)	—
Payments on settlement of foreign exchange derivative contracts	(17)	—
Proceeds on settlement of foreign exchange derivative contracts	1	12
Net share settlement for equity-based compensation	(1)	—
Contribution from non-controlling interest shareholders	3	—

Net cash used in financing activities	(61)	(650)

Effect of changes in exchange rates on cash and cash equivalents	—	6

Net increase in cash and cash equivalents	38	46

Cash and cash equivalents at beginning of period	124	242

Cash and cash equivalents at end of period	162	288

Supplementary disclosures of cash flow information for continuing operations
Interest payments	116	151
Income tax payments, net	4	9
Non-cash capital lease additions	5	15

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

The Company also owns approximately 47% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has over 3,500 employees and operates in over 170 countries. Travelport is a closely-held company.

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

Amendments to Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued amended guidance to allow the use of a qualitative approach to test indefinite-lived intangible assets for impairment. There will no longer be a requirement to perform an annual indefinite-lived intangible asset impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of the indefinite-lived intangible asset is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after September 15, 2012. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Discontinued Operations (Continued)

Summarized statement of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

(in $ millions)	From April 1, 2011 to May 5, 2011	From January 1, 2011 to May 5, 2011
Net revenue	27	76
Operating expenses	22	86

Operating income (loss) before income taxes	5	(10)
(Provision) benefit from income taxes	(1)	4

Income (loss) from discontinued operations, net of tax	4	(6)
Gain from disposal of discontinued operations, net of tax	312	312

Total income from discontinued operations, net of tax	316	306

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011.

4. Orbitz Worldwide

The Company accounts for its investment of approximately 47% in Orbitz Worldwide under the equity method of accounting. As of June 30, 2012 and December 31, 2011, the carrying value of the Company’s investment in Orbitz Worldwide was $75 million and $77 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of June 30, 2012 was approximately $178 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and six months ended June 30, 2012 and 2011.

(in $ millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenue	201	202	391	387
Operating expenses	186	182	372	368

Operating income	15	20	19	19
Interest expense, net	(9)	(10)	(19)	(20)

Income (loss) before income taxes	6	10	—	(1)
Provision for income taxes	(1)	(1)	(2)	(1)

Net income (loss)	5	9	(2)	(2)

The Company has recorded earnings (losses) of $2 million and $(1) million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2012, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and six months ended June 30, 2011, the Company recorded earnings (losses) of $4 million and $(1) million, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Orbitz Worldwide (Continued)

Net revenue disclosed above includes approximately $25 million and $51 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2012, respectively.

Net revenue disclosed above includes approximately $30 million and $59 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had balances payable to Orbitz Worldwide of approximately $17 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

5. Other Current Assets

Other current assets consisted of:

(in $ millions)	June 30, 2012	December 31, 2011

Development advances	67	63
Sales and use tax receivables	54	49
Restricted cash of subsidiaries	37	16
Prepaid expenses	19	15
Assets held for sale	16	16
Derivative assets	8	2
Other	7	7

	208	168

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	June 30, 2012			December 31, 2011
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Capitalized software	586	(330)	256	600	(314)	286
Furniture, fixtures and equipment	241	(146)	95	240	(137)	103
Building and leasehold improvements	11	(7)	4	11	(7)	4
Construction in progress	40	—	40	38	—	38

	878	(483)	395	889	(458)	431

The Company recorded depreciation expense of $36 million and $34 million during the three months ended June 30, 2012 and 2011, respectively. The Company recorded depreciation expense of $72 million and $67 million during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had capital lease assets of $61 million and $64 million, respectively, included within furniture, fixtures and equipment. During the six months ended June 30, 2012 and 2011, the Company invested $37 million and $44 million, respectively, in property and equipment.

Construction in progress as of June 30, 2012 and December 31, 2011 includes $1 million and $2 million, respectively, of capitalized interest.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	June 30, 2012	December 31, 2011

Accrued commissions and incentives	255	213
Accrued interest expense	58	59
Accrued payroll and related	54	54
Accrued sponsor monitoring fees	33	37
Deferred revenue	31	16
Derivative contracts	29	37
Income tax payable	30	19
Other	33	50

	523	485

8. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity (1)	June 30, 2012	December 31, 2011

Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated	August 2013	—	121
Euro denominated	August 2013	—	40
Dollar denominated	August 2015	1,064	1,067
Euro denominated	August 2015	273	279
“Tranche S”	August 2015	137	137
Revolver borrowings
Dollar denominated		—	35
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	170	—
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	218	211
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	123	123
Euro denominated floating rate notes	September 2014	203	210
9 7/8% Dollar denominated notes	September 2014	443	443
9% Dollar denominated notes	March 2016	250	250
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	177	181
Capital leases		61	63

Total debt		3,366	3,407
Less: current portion		15	50

Long-term debt		3,351	3,357

(1)	The term loans maturing in August 2015 are subject to a reduction in maturity to May 2014 under certain circumstances.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Long-Term Debt (Continued)

On May 8, 2012, the Company entered into a credit agreement (the “2012 Secured Credit Agreement”) which: (i) allowed for $175 million of new term loans issued at a discount of 3%, secured on a junior priority basis to the term loans under the Senior Secured Credit Agreement and on a senior priority basis to the Second Priority Secured Notes; (ii) carries interest at USLIBOR plus 9.5% with a minimum USLIBOR floor of 1.5%, payable quarterly; and (iii) added a senior secured leverage ratio test, initially set at 4.95 until December 31, 2012.

Proceeds from the new term loans were used to repay in full $41 million of euro denominated terms loans due August 2013, $121 million of dollar denominated term loans due August 2013 and $3 million of dollar denominated term loans due August 2015. In addition, during the six months ended June 30, 2012, the Company repurchased $2 million of euro denominated floating rate Senior Notes resulting in a gain of $1 million.

The $35 million outstanding under the revolving credit facility as of December 31, 2011 was repaid in January 2012. During the six months ended June 30, 2012, the Company borrowed and repaid $25 million under its revolving credit facility.

The Company has a $181 million revolving credit facility with a consortium of banks under its Senior Secured Credit Agreement. On May 8, 2012, the Company entered into a revolving credit loan modification agreement (the “Revolving Credit Loan Modification Agreement”) relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015, which reduces to February 2014 under certain circumstances.

As of June 30, 2012, the remaining capacity under the Company’s revolving credit facility was $181 million. Capacity under the revolving credit facility will be reduced from the current capacity of $181 million to $118 million in August 2012 and to $61 million in August 2013.

The Company has a $133 million letter of credit facility which matures in August 2015 and which is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility which matures in August 2013. As of June 30, 2012, the Company had approximately $98 million of commitments outstanding under its cash collateralized letter of credit facility and $9 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $73 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of June 30, 2012, the Company had $39 million of remaining capacity under its letter of credit facilities.

During the six months ended June 30, 2012, $7 million of interest was capitalized into the Second Priority Secured Notes, and approximately $7 million of capital lease obligations were repaid. Furthermore, during the six months ended June 30, 2012, the Company entered into $5 million of capital leases for information technology assets.

The principal amount of euro denominated long-term debt decreased by approximately $14 million as a result of foreign exchange fluctuations during the six months ended June 30, 2012. This foreign exchange gain was offset by $17 million of losses on foreign exchange derivative instruments contracted by the Company.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Long-Term Debt (Continued)

Debt Finance Costs

Debt finance costs are capitalized within other non-current assets on the consolidated condensed balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated condensed statement of operations. The movement in deferred financing costs is summarized below:

(in $ millions)

Balance as of January 1, 2012	98
Capitalization of debt finance costs	9
Amortization	(22)

Balance as of June 30, 2012	85

Amortization of debt finance costs includes $5 million of debt finance costs written off due to early repayment of term loans.

9. Financial Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of June 30, 2012, the Company had a net liability position of $22 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of June 30, 2012 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on the variable rate borrowings. During the six months ended June 30, 2012, the Company used interest rate swaps as the derivative financial instruments in these hedging strategies. In previous periods, the Company has also used cross currency swaps as the derivative financial instruments in these hedging strategies. The Company does not designate these interest rate or cross currency swaps as accounting hedges; therefore, the fluctuations in the value of these contracts are recorded within the Company’s consolidated condensed statements of operations, which largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge. The fair value and the impact of the changes in the fair value of these interest rate and cross currency swaps are presented in the tables below.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

Foreign Currency Risk

The Company uses foreign currency forward contracts to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to the British pound, Euro and Australian dollar). The Company does not designate these forward contracts as accounting hedges; therefore, the fluctuations in the value of these forward contracts are recorded within the Company’s consolidated condensed statements of operations, which partially offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge. The fair value of all the forward contracts and the impact of the changes in the fair value of these forward contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value on a recurring basis consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all categorized as Level 3 — Significant Unobservable Inputs as of June 30, 2012 and December 31, 2011.

The fair value of interest rate swap derivative financial instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of June 30, 2012, credit risk fair value adjustments constituted more than 15% of the unadjusted fair value of derivative instruments. In such circumstances the Company’s policy is to categorize instruments with such unobservable inputs as Level 3 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter.

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which has been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset			Fair Value Liability
(in $ millions)	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011

Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(4)	(4)

Interest rate swaps	Other non-current assets	—	—	Other non-current liabilities	(1)	(2)

Foreign currency forward contracts	Other current assets	8	2	Accrued expenses and other current liabilities	(25)	(33)

Total fair value of derivative assets (liabilities)		8	2		(30)	(39)

As of June 30, 2012, the Company had an aggregate outstanding notional $250 million of interest rate swaps, and $634 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed two years.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The following table provides a reconciliation of the movement in the carrying amount of derivative financial instruments, net liability position, during the six months ended June 30, 2012.

(in $ millions)

Balance as of January 1, 2012	(37)
Total losses for the period included in net loss	(12)
Net settlement of foreign exchange derivative contracts related to euro denominated debt	16
Termination of foreign exchange derivative contracts (settlement pending)	9
Settlement of interest rate derivative contracts	2

Balance as of June 30, 2012	(22)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 17% and a recovery rate of 20% applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2012.

The table below details the impact of derivative financial instruments on the Company’s consolidated condensed statements of operations.

		Amount of Gain (Loss) Recorded into Income (Loss)
	Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)		2012	2011	2012	2011
Derivatives designated as hedging instruments:

Interest rate swaps	Interest expense, net	—	(3)	—	(5)

Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense, net	(2)	(3)	(1)	(11)
Foreign exchange impact of cross currency swaps	Selling, general and administrative	—	4	—	15
Foreign exchange forward contracts	Selling, general and administrative	(25)	21	(11)	66

		(27)	19	(12)	65

The table above includes (i) unrealized gains on interest rate swaps held as of June 30, 2012, amounting to less than a million and $2 million for the three and six months ended June 30, 2012, respectively and (ii) unrealized loss on foreign exchange forward contracts of $26 million and $12 million for the three and six months ended June 30, 2012, respectively.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, cash held as collateral accounts payable and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The fair values of the Company’s other financial instruments are as follows:

	June 30, 2012		December 31, 2011
(in $ millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Asset (liability)
Investment in Orbitz Worldwide	75	178	77	184
Derivative assets (see table above)	8	8	2	2
Derivative liabilities (see table above)	(30)	(30)	(39)	(39)
Total debt	(3,366)	(2,622)	(3,407)	(2,353)

The fair value of the Company’s investment in Orbitz Worldwide, which is categorized within Level 1 of the fair value hierarchy, has been determined based on quoted prices in active markets.

The fair value of the Company’s total debt, which is categorized within Level 2 of the fair value hierarchy, has been determined (i) by calculating the fair value of the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes based on quoted prices in active markets for identical debt instruments, and (ii) by calculating amounts outstanding under the Senior Secured Credit Agreement and the 2012 Secured Credit Agreement based on market observable inputs.

10. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2012, the Company had approximately $104 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending June 30, 2013. These purchase obligations extend through 2015.

Other Commitments

As part of a restructuring (the “Restructuring”) with respect to the Company’s direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured PIK term loans, subject to a declaratory judgment ruling, the Company intends to invest $135 million of Second Priority Secured Notes plus accrued interest into an unrestricted subsidiary, which will then issue a guarantee for $135 million of Holdings’ senior unsecured PIK term loans due September 30, 2012. The guarantee will be secured by the $135 million of Second Priority Secured Notes.

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

In September 2011, the Company received letters from Dewey & LeBoeuf LLP as counsel to certain holders of its outstanding Senior and Senior Subordinated Notes (the “Notes”) making certain assertions alleging potential events of default under the Indentures relating to the Restructuring. The Company disagrees with the assertions in the letters and the Company believes it is in full compliance with the provisions of the Indentures for the Notes. On October 28, 2011, pursuant to the terms of the Restructuring, the Company filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as initial trustee under the Indentures governing its outstanding Senior Notes, in the United States District Court for the Southern District of New York (the “Court”), and the Company filed an amended complaint on November 3, 2011. In this declaratory judgment action, the Company is seeking a ruling from the Court that the investment of $135 million in an unrestricted subsidiary is permissible under the terms of the Indentures and is, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event the Company does not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made. On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the Indentures governing such Notes) (the “Trustee”) filed an answer and counterclaim in response to the Company’s amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the Court that the investment of $135 million described above would violate the terms of the Indentures and would constitute an event of default under the Indentures if it was made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to the Company, and by the Company to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC, and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. On April 18, 2012, the Trustee filed an amended answer and counterclaims. The Company believes these claims are without merit although no assurance can be given due to the uncertainty inherent in litigation.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Equity-Based Compensation

During the six months ended June 30, 2012, the Company recorded equity compensation expense of $2 million related to the restricted equity units of TDS Investor (Cayman) L.P., the partnership that indirectly owns a majority shareholding in the Company (the “Partnership”) and the restricted share units of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of June 30, 2012 will be approximately $1 million.

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Balance as of January 1, 2012	93.0	$2.27	1.9	$1.85	0.8	$1.85
Granted at fair market value (1)	11.2	$0.11	—	—	—	—
Vesting of restricted share units (2)	—	—	0.2	$1.85	(0.2)	$1.85
Net share settlement (3)	(0.6)	$0.11	(0.5)	$1.85	—	—
Forfeited	(0.1)	$0.11	—	—	—	—

Balance as of June 30, 2012	103.5	$2.05	1.6	$1.85	0.6	$1.85

(1)	Consists of (i) 8.6 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, with immediate vesting, (ii) 2.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, with vesting on August 1, 2012 subject to service based conditions, and (iii) 0.1 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, with vesting on August 1, 2012 subject to service based conditions.

(2)	During the six months ended June 30, 2012, the Company accelerated the vesting for 0.2 million Worldwide restricted share units, which converted into Worldwide shares.

(3)	During the six months ended June 30, 2012, the Company completed net share settlements for 0.6 million Partnership restricted equity units and 0.5 million Worldwide shares, in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units or shares, as appropriate.

As of June 30, 2012, approximately 10 million Partnership restricted equity units remain authorized for grant but are not yet recognized as granted for accounting purposes. These consists of (i) 4.8 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through March 31, 2013; (ii) 4.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2014; and (iii) 0.4 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2015.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

All obligations under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement, the Second Priority Secured Notes, the Senior Notes and the Senior Subordinated Notes are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of the Company’s existing and future domestic wholly-owned subsidiaries (the “guarantor subsidiaries”). The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2012 and 2011, the consolidating condensed statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, consolidating condensed balance sheets as of June 30, 2012 and December 31, 2011, and the consolidating condensed statements of cash flows for the six months ended June 30, 2012 and 2011 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2012 and the consolidating condensed statements of cash flows for the six months ended June 30, 2011 have been re-presented as non-guarantor subsidiaries.

In addition, the Company’s secured debt issued under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries, the net revenue, assets and operating income of which are included in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net revenue	—	—	—	207	299	—	506

Costs and expenses
Cost of revenue	—	—	—	129	172	—	301
Selling, general and administrative	5	—	(8)	28	61	—	86
Depreciation and amortization	—	—	—	49	7	—	56

Total costs and expenses	5	—	(8)	206	240	—	443

Operating (loss) income	(5)	—	8	1	59	—	63
Interest expense, net	—	—	(75)	(2)	—	—	(77)
Equity in (losses) earnings of subsidiaries	(15)	(68)	(1)	—	—	84	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(20)	(68)	(68)	(1)	59	84	(14)
Provision for income taxes	—	(1)	—	—	(7)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net (loss) income	(20)	(67)	(68)	(1)	52	84	(20)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(20)	(67)	(68)	(1)	52	84	(20)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net (loss) income	(20)	(67)	(68)	(1)	52	84	(20)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(2)	—	(2)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized gain on equity investment, net of tax	—	1	—	—	—	—	1

Other comprehensive income (loss), net of tax	—	1	—	(2)	(2)	—	(3)

Comprehensive (loss) income	(20)	(66)	(68)	(3)	50	84	(23)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(20)	(66)	(68)	(3)	50	84	(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net revenue	—	—	—	446	610	—	1,056

Costs and expenses
Cost of revenue	—	—	—	271	352	—	623
Selling, general and administrative	11	—	(3)	59	124	—	191
Depreciation and amortization	—	—	—	90	23	—	113

Total costs and expenses	11	—	(3)	420	499	—	927

Operating (loss) income	(11)	—	3	26	111	—	129
Interest expense, net	—	—	(141)	(3)	—	—	(144)
Equity in (losses) earnings of subsidiaries	(20)	(115)	23	—	—	112	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(31)	(115)	(115)	23	111	112	(15)
Provision for income taxes	—	(1)	—	—	(15)	—	(16)
Equity in losses of investment in Orbitz Worldwide	—	(1)	—	—	—	—	(1)

Net (loss) income	(31)	(117)	(115)	23	96	112	(32)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(31)	(117)	(115)	23	97	112	(31)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net (loss) income	(31)	(117)	(115)	23	96	112	(32)

Other comprehensive loss, net of tax
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized loss on equity investment, net of tax	—	(1)	—	—	—	—	(1)

Other comprehensive loss, net of tax	—	(1)	—	(2)	—	—	(3)

Comprehensive (loss) income	(31)	(118)	(115)	21	96	112	(35)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(31)	(118)	(115)	21	97	112	(34)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net revenue	—	—	—	231	299	—	530

Costs and expenses
Cost of revenue	—	—	—	142	168	—	310
Selling, general and administrative	5	—	(6)	20	78	—	97
Depreciation and amortization	—	—	—	49	8	—	57

Total costs and expenses	5	—	(6)	211	254	—	464

Operating (loss) income	(5)	—	6	20	45	—	66
Interest expense, net	—	—	(73)	1	—	—	(72)
Equity in earnings (losses) of subsidiaries	325	(65)	24	—	—	(284)	—

Income (loss) from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	320	(65)	(43)	21	45	(284)	(6)
Provision for income taxes	—	(1)	—	—	(7)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	4	—	—	—	—	4

Net income (loss) from continuing operations	320	(62)	(43)	21	38	(284)	(10)
Income from discontinued operations, net of tax	—	—	—	—	4	—	4
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	306	(62)	(65)	24	387	(284)	306
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net income (loss) attributable to the Company	306	(62)	(65)	24	387	(284)	306

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net income (loss)	306	(62)	(65)	24	387	(284)	306

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(102)	—	(102)
Realization of loss on cash flow hedges, net of tax	—	—	3	—	—	—	3
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	1	—	—	—	—	1

Other comprehensive income (loss), net of tax	—	1	3	(1)	(102)	—	(99)

Comprehensive income (loss)	306	(61)	(62)	23	285	(284)	207
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive income (loss) attributable to the Company	306	(61)	(62)	23	285	(284)	207

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net revenue	—	—	—	468	593	—	1,061

Costs and expenses
Cost of revenue	—	—	—	285	342	—	627
Selling, general and administrative	3	—	(3)	39	137	—	176
Depreciation and amortization	—	—	—	97	16	—	113

Total costs and expenses	3	—	(3)	421	495	—	916

Operating (loss) income	(3)	—	3	47	98	—	145
Interest expense, net	—	—	(147)	(2)	—	—	(149)
Equity in earnings (losses) of subsidiaries	300	(124)	42	—	—	(218)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	297	(124)	(102)	45	98	(218)	(4)
Provision for income taxes	—	(1)	—	(3)	(15)	—	(19)
Equity in losses of investment in Orbitz Worldwide	—	(1)	—	—	—	—	(1)

Net income (loss) from continuing operations	297	(126)	(102)	42	83	(218)	(24)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	283	(126)	(124)	42	425	(218)	282
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	283	(126)	(124)	42	426	(218)	283

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Net income (loss)	283	(126)	(124)	42	425	(218)	282

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(72)	—	(72)
Realization of loss on cash flow hedges, net of tax	—	—	5	—	—	—	5
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized gain on equity investment, net of tax	—	1	—	—	—	—	1

Other comprehensive income (loss), net of tax	—	1	5	(2)	(72)	—	(68)

Comprehensive income (loss)	283	(125)	(119)	40	353	(218)	214
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive income (loss) attributable to the Company	283	(125)	(119)	40	354	(218)	215

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	62	—	100	—	162
Accounts receivable, net	—	—	—	59	130	—	189
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	26	33	149	—	208

Total current assets	—	—	88	92	382	—	562
Investment in subsidiary/intercompany	(996)	(1,871)	1,268	—	—	1,599	—
Property and equipment, net	—	—	—	335	60	—	395
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	229	411	—	640
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	75	—	—	—	—	75
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	86	41	90	—	217

Total assets	(996)	(1,796)	1,579	1,733	1,213	1,599	3,332

Liabilities and equity
Current liabilities:
Accounts payable	—	—	2	45	59	—	106
Accrued expenses and other current liabilities	7	2	136	112	266	—	523
Current portion of long-term debt	—	—	—	15	—	—	15

Total current liabilities	7	2	138	172	325	—	644
Long-term debt	—	—	3,305	46	—	—	3,351
Deferred income taxes	—	—	—	39	3	—	42
Other non-current liabilities	—	—	7	208	68	—	283

Total liabilities	7	2	3,450	465	396	—	4,320

Total shareholders’ equity/intercompany	(1,003)	(1,798)	(1,871)	1,268	802	1,599	(1,003)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(1,003)	(1,798)	(1,871)	1,268	817	1,599	(988)

Total liabilities and equity	(996)	(1,796)	1,579	1,733	1,213	1,599	3,332

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Assets
Current assets:
Cash and cash equivalents	—	—	84	—	40	—	124
Accounts receivable, net	—	—	—	75	105	—	180
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	19	29	120	—	168

Total current assets	—	—	103	104	268	—	475
Investment in subsidiary/intercompany	(967)	(1,829)	1,283	—	—	1,513	—
Property and equipment, net	—	—	—	362	69	—	431
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	256	425	—	681
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	77	—	—	—	—	77
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	99	45	93	—	237

Total assets	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	48	40	—	88
Accrued expenses and other current liabilities	3	2	99	161	220	—	485
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	3	2	134	224	260	—	623
Long-term debt	—	—	3,309	48	—	—	3,357
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	8	210	61	—	279

Total liabilities	3	2	3,451	520	325	—	4,301

Total shareholders’ equity/intercompany	(970)	(1,754)	(1,829)	1,283	787	1,513	(970)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	13	—	13

Total equity	(970)	(1,754)	(1,829)	1,283	800	1,513	(957)

Total liabilities and equity	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Operating activities
Net (loss) income	(31)	(117)	(115)	23	96	112	(32)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	90	23	—	113
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	22	—	—	—	22
Non-cash interest on Second Priority Secured Notes	—	—	7	—	—	—	7
Gain on interest rate derivative instruments	—	—	(2)	—	—	—	(2)
Gain on foreign exchange derivative instruments	—	—	(5)	—	—	—	(5)
Equity in losses of investment in Orbitz Worldwide	—	1	—	—	—	—	1
Equity in losses (earnings) of subsidiaries	20	115	(23)	—	—	(112)	—
FASA liability	—	—	—	(7)	—	—	(7)
Defined benefit pension plan funding	—	—	—	(5)	—	—	(5)
Changes in assets and liabilities:
Accounts receivable	—	—	—	16	(25)	—	(9)
Other current assets	—	—	—	(4)	(10)	—	(14)
Accounts payable, accrued expenses and other current liabilities	—	1	—	52	(9)	—	44
Other	—	2	(1)	5	7	—	13

Net cash (used in) provided by operating activities	(9)	2	(117)	170	82	—	128

Investing activities
Property and equipment additions	—	—	—	(32)	—	—	(32)
Other	—	—	—	—	3	—	3
Net intercompany funding	10	(2)	151	(131)	(28)	—	—

Net cash provided by (used in) investing activities	10	(2)	151	(162)	(25)	—	(29)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Proceeds from revolver borrowings	—	—	25	—	—	—	25
Repayment of term loans	—	—	(165)	—	—	—	(165)
Repayment of revolver borrowings	—	—	(60)	—	—	—	(60)
Repayment of capital lease obligations	—	—	—	(7)	—	—	(7)
Repurchase of Senior Notes	—	—	(1)	—	—	—	(1)
Debt finance costs	—	—	(9)	—	—	—	(9)
Payments on settlement of foreign exchange derivative contracts	—	—	(17)	—	—	—	(17)
Proceeds on settlement of foreign exchange derivative contracts	—	—	1	—	—	—	1
Net share settlement for equity-based compensation	(1)	—	—	—	—	—	(1)
Contribution from non-controlling interest shareholders	—	—	—	—	3	—	3

Net cash (used in) provided by financing activities	(1)	—	(56)	(7)	3	—	(61)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(22)	—	60	—	38
Cash and cash equivalents at beginning of period	—	—	84	—	40	—	124

Cash and cash equivalents at end of period	—	—	62	—	100	—	162

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated

Operating activities of continuing operations
Net income (loss)	283	(126)	(124)	42	425	(218)	282
Income from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	297	(126)	(102)	42	83	(218)	(24)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	97	16	—	113
Amortization of debt finance costs	—	—	12	—	—	—	12
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	1	—	—	—	—	1
Equity in (earnings) losses of subsidiaries	(300)	124	(42)	—	—	218	—
Deferred income taxes	—	—	—	3	—	—	3
FASA liability	—	—	—	(9)	—	—	(9)
Defined benefit pension plan funding	—	—	—	(2)	—	—	(2)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(7)	(36)	—	(43)
Other current assets	—	—	—	(3)	(7)	—	(10)
Accounts payable, accrued expenses and other current liabilities	—	18	—	76	(33)	—	61
Other	—	—	—	13	(13)	—	—

Net cash (used in) provided by operating activities of continuing operations	(3)	17	(136)	210	10	—	98

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

Investing activities
Property and equipment additions	—	—	—	(29)	(5)	—	(34)
Net proceeds from the sale of GTA business	(10)	—	14	—	629	—	633
Other	—	—	—	—	5	—	5
Net intercompany funding	13	(17)	929	(177)	(748)	—	—

Net cash provided by (used in) investing activities	3	(17)	943	(206)	(119)	—	604

Financing activities
Repayment of term loans	—	—	(658)	—	—	—	(658)
Repayment of capital lease obligations	—	—	—	(4)	—	—	(4)
Proceeds from settlement of derivative contracts	—	—	12	—	—	—	12

Net cash used in financing activities	—	—	(646)	(4)	—	—	(650)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	—	—	161	(1)	(114)	—	46
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	—	—	36	2	204	—	242

Cash and cash equivalents of continuing operations at end of period	—	—	197	1	90	—	288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. See “Forward-Looking Statements” on page 2 of this Form 10-Q. Unless otherwise noted, all amounts are in $ millions.

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

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta as well as five other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 410 airlines, airports and airline ground handlers globally.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in $ millions, except segment data)	2012	2011	$	%	2012	2011	$	%
Travelport KPIs
Net revenue	506	530	(24)	(5)	1,056	1,061	(5)	—
Operating income	63	66	(3)	(5)	129	145	(16)	(11)
Travelport Adjusted EBITDA	120	136	(16)	(12)	260	283	(23)	(8)

Segments (in millions)
Americas	43	45	(2)	(6)	92	92	—	(1)
Europe	20	21	(1)	(3)	44	45	(1)	(3)
APAC	14	14	—	(4)	29	29	—	—
MEA	10	10	—	2	20	20	—	4
Total	87	90	(3)	(4)	185	186	(1)	(1)

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

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the acquisition of Worldspan and subsequent integration, the transfer of our finance and human resources functions from the United States to the United Kingdom and the associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation and litigation and related costs.

The following table provides a reconciliation of Travelport Adjusted EBITDA to net loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in $ millions)
Net loss from continuing operations	(20)	(10)	(32)	(24)
Equity in (earnings) losses of investment in Orbitz Worldwide	(2)	(4)	1	1
Provision for income taxes	8	8	16	19
Depreciation and amortization	56	57	113	113
Interest expense, net	77	72	144	149

EBITDA	119	123	242	258
Adjustments:
Corporate transaction costs (1)	3	6	6	9
Restructuring charges (2)	—	1	—	4
Equity-based compensation	—	—	2	—
Litigation and related costs	7	2	13	10
Impairment of property and equipment	—	4	—	4
Other (3)	(9)	—	(3)	(2)

Total Adjustments	1	13	18	25

Travelport Adjusted EBITDA	120	136	260	283

(1)	Corporate transaction costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.
(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.
(3)	Other primarily includes unrealized gains on foreign exchange derivatives and revaluation of euro-denominated debt.

Factors Affecting Results of Operations

Consolidations within the Airline Industry: As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012 and we no longer service United’s reservation system. The loss of the Master Service Agreement with United Airlines contributed approximately $22 million and $16 million, respectively, to the decline in net revenue and EBITDA for the three months ended June 30, 2012. For the six months ended June 30, 2012 the loss of the Master Services Agreement with United Airlines contributed approximately $20 million and $14 million, respectively, to the decline in net revenue and EBITDA.

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

In addition we are currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. We are also involved in a legal proceeding related to the Restructuring with Computershare Trust Company, N.A., the trustee under the Indentures governing our outstanding Senior Notes and Subordinate Notes. We believe these claims are without merit and, while no assurance can be provided due to the uncertainty inherent in litigation, we do not believe the outcome of these disputes will have a material adverse effect on our results of operations or liquidity condition.

Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Net revenue	506	530	(24)	(5)

Costs and expenses
Cost of revenue	301	310	(9)	(3)
Selling, general and administrative	86	97	(11)	(11)
Depreciation and amortization	56	57	(1)	(2)

Total costs and expenses, net	443	464	(21)	(5)

Operating income	63	66	(3)	(5)
Interest expense, net	(77)	(72)	(5)	(7)

Loss from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(14)	(6)	(8)	*
Provision for income taxes	(8)	(8)	—	—
Equity in earnings of investment in Orbitz Worldwide	2	4	(2)	(50)

Loss from continuing operations, net of tax	(20)	(10)	(10)	*
Income from discontinued operations, net of tax	—	4	(4)	*
Gain from disposal of discontinued operations, net of tax	—	312	(312)	*

Net income	(20)	306	(326)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Transaction processing revenue	466	476	(10)	(2)
Airline IT solutions revenue	40	54	(14)	(26)

Net revenue	506	530	(24)	(5)

Transaction processing revenue by region is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Americas	175	187	(12)	(6)
Europe	134	135	(1)	(1)
APAC	86	84	2	2
MEA	71	70	1	1

Transaction processing revenue	466	476	(10)	(2)

Net revenue decreased by $24 million as a result of a $10 million decrease in transaction processing revenue and a $14 million decrease in Airline IT Solutions revenue. Americas transaction processing revenue decreased by $12 million (6%) due to a 6% decrease in segment volume primarily related to the loss of the Master Service Agreement with United Airlines. Europe transaction processing revenue decreased by $1 million (1%) due to a 3% decrease in segment volume, offset by a 2% increase in average revenue per segment. APAC transaction processing revenue increased by $2 million (2%) due to a 4% decrease in segment volume, offset by 6% increase in average revenue per segment. MEA transaction processing revenue increased by $1 million (1%) due to a 2% increase in segment volume, offset by 1% decrease in average revenue per segment. Airline IT solutions revenue decreased as a result of the loss of the Master Service Agreement with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Commissions	230	239	(9)	(4)
Telecommunication and technology costs	71	71	—	—

Cost of revenue	301	310	(9)	(3)

Cost of revenue decreased by $9 million (3%) as a result of decrease in commissions paid to travel agencies and NDCs, with telecommunication and technology costs remaining flat. The decrease in commission costs is due to the decline in segment volumes, offset by a 1% increase in the average rate of agency commission.

Selling, General and Administrative (SG&A)

SG&A decreased $11 million (11%) primarily as a result of (i) a $9 million gain on foreign exchange derivatives and revaluation of euro-denominated debt in the three months ended June 30, 2012 and (ii) a $4 million write off of property and equipment during the three months ended June 30, 2011, partially offset by (iii) a $5 million increase in litigation and related costs.

Interest Expense, Net

Interest expense, net, increased by $5 million (7%) as a result of (i) $5 million of incremental interest as a result of higher interest rates on the 2012 Secured Credit Agreement and the Second Priority Senior Notes as compared to term loans repaid, (ii) an increase of $4 million in debt finance amortization costs, offset by (iii) a $4 million reduction due to the impact of interest rate hedges.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established due to the forecast losses in certain jurisdictions, and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Three Months Ended June 30,
(in $ millions)	2012	2011

Tax benefit at US Federal statutory rate of 35%	5	2
Taxes on non-US operations at alternative rates	(4)	(9)
Liability for uncertain tax positions	—	(1)
Change in valuation allowance	(8)	1
Non-deductible expenses	(1)	(1)

Provision for income taxes	(8)	(8)

Equity in Earnings of Investment in Orbtiz Worldwide

Our share of equity in earnings of investment in Orbtiz Worldwide was $2 million for the three months ended June 30, 2012 compared to $4 million in the three months ended June 30, 2011. These earnings reflect our 47% ownership interest in Orbitz Worldwide.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Net revenue	1,056	1,061	(5)	—

Costs and expenses
Cost of revenue	623	627	(4)	(1)
Selling, general and administrative	191	176	15	9
Depreciation and amortization	113	113	—	—

Total costs and expenses, net	927	916	11	1

Operating income	129	145	(16)	(11)
Interest expense, net	(144)	(149)	5	3

Loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(15)	(4)	(11)	*
Provision for income taxes	(16)	(19)	3	16
Equity in losses of investment in Orbitz Worldwide	(1)	(1)	—	—

Loss from continuing operations, net of tax	(32)	(24)	(8)	(33)
Income from discontinued operations, net of tax	—	(6)	6	*
Gain from disposal of discontinued operations, net of tax	—	312	(312)	*

Net (loss) income	(32)	282	(314)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Transaction processing revenue	963	955	8	1
Airline IT solutions revenue	93	106	(13)	(12)

Net revenue	1,056	1,061	(5)	—

Transaction processing revenue by region is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Americas	368	377	(9)	(2)
Europe	284	288	(4)	(1)
APAC	173	165	8	5
MEA	138	125	13	10

Transaction processing revenue	963	955	8	1

Net revenue decreased by $5 million as a result of an $8 million increase in transaction processing revenue offset by a $13 million decrease in Airline IT solutions revenue. Americas transaction processing revenue decreased by $9 million (2%) due to a 1% decrease in segment volume primarily related to the loss of the Master Service Agreement with United Airlines and a 1% decrease in average revenue per segment. Europe transaction processing revenue decreased by $4 million (1%) due to a 3% decrease in segment volume, offset by a 2% increase in average revenue per segment. APAC transaction processing revenue increased by $8 million (5%) due to 5% increase in average revenue per segment with segment volumes remaining flat. MEA transaction processing revenue increased by $13 million (10%) due to an $8 million adjustment related to revenue reserves booked in the first quarter of 2011 and a 4% increase in segment volume. Airline IT solutions revenue decreased as a result of the loss of the Master Service Agreement with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2012	2011	$	%

Commissions	483	487	(4)	(1)
Telecommunication and technology costs	140	140	—	—

Cost of revenue	623	627	(4)	(1)

Cost of revenue decreased by $4 million (1%) as a result of a decrease of commissions paid to travel agencies and NDCs, with telecommunication and technology costs remaining flat. The decrease in commission costs is due to the decline in segment volumes, offset by a 1% increase in the average rate of agency commission.

Selling, General and Administrative (SG&A)

SG&A increased $15 million (9%) due to (i) an $12 million increase in administrative costs, including an $8 million increase salaries and wages, (ii) an $11 million increase in litigation and related costs, partially offset by (iii) a $4 million decrease in restructuring charges, and (iv) a $4 million write off of property and equipment during the six months ended June 30, 2011.

Interest Expense, Net

Interest expense, net, decreased by $5 million (3%) as a result of (i) a $15 million reduction due to the impact of interest rate hedges, offset by (ii) an increase of $10 million in debt finance amortization costs.

Provision for Income Taxes

Our tax provision differs materially from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established due to the forecast losses in certain jurisdictions, and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Six Months Ended June 30,
(in $ millions)	2012	2011

Tax benefit at US Federal statutory rate of 35%	5	1
Taxes on non-US operations at alternative rates	(8)	(16)
Liability for uncertain tax positions	—	(2)
Change in valuation allowance	(11)	—
Non-deductible expenses	(2)	(2)

Provision for income taxes	(16)	(19)

Equity in Losses of Investment in Orbtiz Worldwide

Our share of equity in losses of investment in Orbtiz Worldwide was $1 million for each of the six months ended June 30, 2012 and 2011. These losses reflect our 47% ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, a committed credit facility and other committed lines of credit. As of June 30, 2012, our financing needs were supported by our $181 million revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

A significant concentration of our cash is in geographical locations that have no legal or tax limitations on its usage. We have efficient mechanisms in place to deploy cash as needed to fund operations and capital needs across all of our locations worldwide. Our principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments or repurchases of debt. With the cash and cash equivalents on our consolidated balance sheet, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.

As of June 30, 2012, our total leverage ratio was 6.95 compared to the maximum total leverage ratio allowable of 8.0; our first lien leverage ratio was 3.34 compared to the maximum first lien leverage ratio allowable of 4.0; our senior secured leverage ratio was 3.73 compared to the maximum senior secured leverage ratio allowable of 4.95; our cash balance was $162 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our debt agreements, the maximum total leverage ratio with which we need to comply remains at 8.0 until June 30, 2013, the first lien leverage ratio with which we need to comply remains at 4.0 until June 30, 2013, and the senior secured leverage ratio with which we need to comply remains at 4.95 until December 31, 2012.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the loan agreements and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments, capital expenditures on property and equipment additions and capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our credit agreements is computed by dividing the total debt (as defined under our credit agreements) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our first lien leverage ratio under our credit agreements is computed by dividing the total first lien loans (as defined under our credit agreements) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our senior secured leverage ratio under our 2012 Secured Credit Agreement is computed by dividing the total senior secured debt (as defined under our 2012 Secured Credit Agreement) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Six Months Ended June 30,
(in $ millions)	2012	2011

Travelport Adjusted EBITDA	260	283
Less:
Interest payments	(116)	(151)
Tax payments	(4)	(9)
Changes in operating working capital	32	9
FASA liability payments	(7)	(9)
Defined benefit pension plan funding	(5)	(2)
Other adjusting items (1)	(32)	(23)

Net cash provided by operating activities of continuing operations	128	98

Add back interest paid	116	151
Less: capital expenditures on property and equipment additions of continuing operations	(32)	(29)
Less: repayment of capital lease obligations	(7)	(4)

Unlevered free cash flow	205	216

(1)	Other adjusting items relates to payments for costs included within operating income, but excluded from Travelport Adjusted EBITDA. These include (i) a $14 million payment related to a historical dispute related to a now terminated arrangement with a former distributor in the Middle East during the six months ended June 30, 2012, (ii) $5 million and $7 million of corporate transaction costs payments during the six months ended June 30, 2012 and 2011, respectively, (iii) $8 million and $3 million of litigation and related costs payments for the six months ended June 30, 2012 and 2011, respectively, (iv) $4 million of sponsorship and monitoring payments made during the six months ended June 30, 2012, and (v) $1 million and $4 million of restructuring related payments made during the six months ended June 30, 2012 and 2011, respectively.

Cash flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Change
(in $ millions)	2012	2011	$

Cash provided by (used in):
Operating activities of continuing operations	128	98	30
Operating activities of discontinued operations	—	(12)	12
Investing activities	(29)	604	(633)
Financing activities	(61)	(650)	589
Effects of exchange rate changes	—	6	(6)

Net increase in cash and cash equivalents	38	46	(8)

As of June 30, 2012, we had $162 million of cash and cash equivalents, an increase of $38 million compared to December 31, 2011. The following discussion summarizes changes to our cash flows from operating, investing and financing activities from continuing operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Operating Activities of Continuing Operations. For the six months ended June 30, 2012, cash provided by continuing operations was $128 million compared to $98 million for the six months ended June 30, 2011. The increase of $30 million is primarily due to $35 million decrease in interest payments. The $23 million decrease in Travelport Adjusted EBITDA is offset by a $23 million improvement in operating working capital.

Operating Activities of Discontinued Operations. For the six months ended June 30, 2011, cash used by operating activities of the GTA business was $12 million. The GTA business was disposed of on May 5, 2011.

Investing Activities. The cash used in investing activities of continuing operations for the six months ended June 30, 2012 was primarily in relation to $32 million for capital expenditures. The cash provided by investing activities for the six months ended June 30, 2011 consists of $633 million cash received from the sale of the GTA business, offset by $34 million used for capital expenditure. Capital expenditure for the six month ended June 30, 2011 includes $5 million related to our disposed GTA business.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2012 was $61 million. This primarily comprised of (i) $207 million of debt repayments, (ii) $17 million cash payments on the settlement of derivative contracts, (iii) $9 million of debt issuance costs, offset by (vi) $170 million of proceeds from 2012 Secured Credit Agreement debt. The cash used in financing activities for the six months ended June 30, 2011 was $650 million, due to $655 million term loan repayments primarily from sale proceeds of the GTA business, $7 million of debt repayments, offset by $12 million of cash received from terminated derivative instruments.

Debt and Financing Arrangements

The following table summarizes our net debt position as of June 30, 2012 and December 31, 2011:

(in $ millions)	June 30, 2012	December 31, 2011	Change

Current portion of long-term debt	15	50	(35)
Long-term debt	3,351	3,357	(6)

Total debt	3,366	3,407	(41)
Less: cash and cash equivalents	(162)	(124)	(38)
Less: cash held as collateral	(137)	(137)	—

Net debt	3,067	3,146	(79)

On May 8, 2012, we entered into a credit agreement (the “2012 Secured Credit Agreement”) which: (i) allowed for $175 million of new term loans issued at a discount of 3%, secured on a junior priority basis to the term loans under the Senior Secured Credit Agreement and on a senior priority basis to Second Priority Secured Notes, (ii) carries interest at USLIBOR plus 9.5% with a minimum USLIBOR floor of 1.5%, payable quarterly, and (iii) added a senior secured leverage ratio test, initially set at 4.95 until December 31, 2012.

Proceeds from the new term loans were used to repay in full $41 million of euro denominated terms loans due August 2013, $121 million of dollar denominated term loans due August 2013, and $3 million of dollar denominated term loans due August 2015. In addition, during the six months ended June 30, 2012, we repurchased $2 million of euro denominated floating rate Senior Notes resulting in a gain of $1 million.

The $35 million outstanding under our revolving credit facility as of December 31, 2011 was repaid in January 2012. During the six months ended June 30, 2012, we borrowed $25 million under our revolving credit facility, which was repaid in April 2012.

On May 8, 2012, we entered into a revolving credit loan modification agreement (the “Revolving Credit Loan Modification Agreement”) relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015 which reduces to February 2014 under certain circumstances.

As of June 30, 2012, we had approximately $98 million of commitments outstanding under our cash collateralized letter of credit facility and $9 million of commitments outstanding under our synthetic letter of credit facility. The commitments under these two facilities included approximately $73 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of June 30, 2012, we had $39 million of remaining capacity under our letter of credit facilities.

During the six months ended June 30, 2012, $7 million of interest was capitalized into the Second Priority Secured Notes, and approximately $7 million of our capital lease obligations were repaid. Furthermore, during the six months ended June 30, 2012, we entered into $5 million of capital leases for information technology assets.

The principal amount of euro denominated long-term debt decreased by approximately $14 million as a result of foreign exchange fluctuations during the six months ended June 30, 2012. This foreign exchange gain was offset by $17 million of losses on foreign exchange derivative instruments contracted by us.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement, and the Second Priority Secured Notes. All obligations under our Senior Secured Credit Agreement, our 2012 Secured Credit Agreement, Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. In addition, our secured debt issued under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries. All obligations under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor subject to additional collateral and guarantee obligations.

The 2012 Secured Credit Agreement contains a general debt basket that may be secured by the assets of, non-domestic subsidiaries in amounts up to $50 million or $145 million (with a portion of such $145 million being shared with the general lien basket), depending on the percentage of consolidated EBITDA provided by the guarantees of, and pledges of the equity in, such non-domestic guarantors. We currently have not met the threshold that would allow us to utilize the $145 million general debt basket for non-domestic subsidiaries.

Total net debt per our debt covenants is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under our debt covenants as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses outside the normal course of operations.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the six months ended June 30, 2012 and 2011 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and foreign currency forward contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the six months ended June 30, 2012, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Loss) gain on these foreign currency derivative financial instruments amounted to $(11) million and $81 million for the six months ended June 30, 2012 and 2011, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $1 million and $11 million for the six months ended June 30, 2012 and 2011, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of June 30, 2012, our interest rate and foreign currency hedges cover transactions for periods that do not exceed two years. As of June 30, 2012, we had a net a liability position of $22 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations of continuing operations as of June 30, 2012. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated condensed financial statements, or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Twelve Month Period Ended June 30,
(in $ millions)	2013	2014	2015	2016	2017	Thereafter	Total

Debt (1)	15	16	780	1,898	644	13	3,366
Interest payments (2)	226	218	185	85	87	5	806
Operating leases (3)	14	12	8	4	3	11	52
Purchase commitments (4)	48	37	19	—	—	—	104

Total	303	283	992	1,987	734	29	4,328

(1)	Under certain circumstances, of the $1,898 million debt maturing in the twelve month period ended June 30, 2016, $1,474 million is subject to a reduction in maturity to May 2014.

(2)	Interest on floating rate debt and euro denominated debt is based on the interest and foreign exchange rates as of June 30, 2012. As of June 30, 2012, we have $58 million of accrued interest on our consolidated condensed balance sheet that will be paid in 2012. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of June 30, 2012, plan contributions of $16 million are expected to be made during the remainder of 2012. Funding projections beyond 2012 are not practical to estimate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used June 30, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives. Unrealized gains or losses related to foreign currency derivatives are expected to be offset by corresponding gains or losses on the underlying foreign exchange exposures being hedged. Therefore, we have determined, through such sensitivity analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our consolidated condensed financial statements would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended June 30, 2012. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

See Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012 for a detailed discussion of the risk factors affecting our Company. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

TRAVELPORT LIMITED

Date: August 9, 2012	By:	/S/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: August 9, 2012	By:	/S/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	Credit Agreement, dated as of May 8, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À.R.L., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 14, 2012 (dated May 8, 2012)).

10.2	Revolving Credit Loan Modification Agreement, dated as of May 8, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À.R.L., UBS AG, Stamford Branch, as administrative agent, collateral agent and L/C issuer, UBS Loan Finance LLC, as swing line lender, the lenders from time to time party thereto, Credit Suisse Securities (USA) LLC, as syndication agent, and the other agents and persons party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on May 14, 2012 (dated May 8, 2012)).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.