Form 10-Q
period 2012-09-30
Travelport LTD
filed 2012-11-07
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 7, 2012, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenue	489	509	1,545	1,570

Costs and expenses
Cost of revenue	296	313	919	940
Selling, general and administrative	110	89	302	265
Depreciation and amortization	56	56	169	169

Total costs and expenses	462	458	1,390	1,374

Operating income	27	51	155	196
Interest expense, net	(71)	(74)	(215)	(223)
Gain on early extinguishment of debt	5	—	6	—

Loss from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(39)	(23)	(54)	(27)
Provision for income taxes	(8)	(8)	(24)	(27)
Equity in earnings of investment in Orbitz Worldwide	7	5	6	4

Net loss from continuing operations	(40)	(26)	(72)	(50)
Loss from discontinued operations, net of tax	—	—	—	(6)
Gain from disposal of discontinued operations, net of tax	—	—	—	312

Net (loss) income	(40)	(26)	(72)	256
Net (income) loss attributable to non-controlling interest in subsidiaries	(1)	—	—	1

Net (loss) income attributable to the Company	(41)	(26)	(72)	257

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net (loss) income	(40)	(26)	(72)	256

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	2	(8)	2	(80)
Realization of loss on cash flow hedges, net of tax	—	2	—	7
Unrealized actuarial loss on defined benefit plans, net of tax	—	(1)	(2)	(3)
Unrealized (loss) gain on equity investment, net of tax	(2)	5	(3)	6

Other comprehensive loss, net of tax	—	(2)	(3)	(70)

Comprehensive (loss) income	(40)	(28)	(75)	186
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(1)	—	—	1

Comprehensive (loss) income attributable to the Company	(41)	(28)	(75)	187

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	125	124
Accounts receivable (net of allowances for doubtful accounts of $13 and $22)	193	180
Deferred income taxes	3	3
Other current assets	296	168

Total current assets	617	475
Property and equipment, net	379	431
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	620	681
Cash held as collateral	137	137
Investment in Orbitz Worldwide	80	77
Non-current deferred income tax	6	6
Other non-current assets	213	237

Total assets	3,352	3,344

Liabilities and equity
Current liabilities:
Accounts payable	71	72
Accrued expenses and other current liabilities	607	501
Current portion of long-term debt	50	50

Total current liabilities	728	623
Long-term debt	3,334	3,357
Deferred income taxes	44	42
Other non-current liabilities	275	279

Total liabilities	4,381	4,301

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares $1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding	—	—
Additional paid in capital	718	717
Accumulated deficit	(1,583)	(1,511)
Accumulated other comprehensive loss	(179)	(176)

Total shareholders’ equity	(1,044)	(970)
Equity attributable to non-controlling interest in subsidiaries	15	13

Total equity	(1,029)	(957)

Total liabilities and equity	3,352	3,344

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating activities of continuing operations
Net (loss) income	(72)	256
Income from discontinued operations (including gain from disposal), net of tax	—	(306)

Net loss from continuing operations	(72)	(50)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	169	169
Equity-based compensation	2	—
Amortization of debt finance costs	29	14
Non-cash interest on Second Priority Secured Notes	10	—
Gain on early extinguishment of debt	(6)	—
Gain on interest rate derivative instruments	—	(10)
Loss on foreign exchange derivative instruments	—	4
Equity in earnings of investment in Orbitz Worldwide	(6)	(4)
Deferred income taxes	2	3
FASA liability	(7)	(12)
Defined benefit pension plan funding	(15)	(13)
Changes in assets and liabilities:
Accounts receivable	(13)	(50)
Other current assets	(12)	11
Accounts payable, accrued expenses and other current liabilities	34	5
Other	19	19

Net cash provided by operating activities of continuing operations	134	86

Net cash used in operating activities of discontinued operations	—	(12)

Investing activities
Property and equipment additions	(61)	(55)
Proceeds from sale of GTA Business, net of cash disposed of $7 million	—	628
Other	3	5

Net cash (used in) provided by investing activities	(58)	578

Financing activities
Proceeds from new term loans	170	—
Repayment of term loans	(165)	(658)
Proceeds from revolver borrowings	60	—
Repayment of revolver borrowings	(60)	—
Repayment of capital lease obligations	(13)	(11)
Repurchase of Senior Notes	(20)	—
Debt finance costs	(9)	(84)
Payments on settlement of foreign exchange derivative contracts	(49)	—
Proceeds from settlement of foreign exchange derivative contracts	9	33
Distribution to a parent company	—	(89)
Other	2	—

Net cash used in financing activities	(75)	(809)

Effect of changes in exchange rates on cash and cash equivalents	—	5

Net increase (decrease) in cash and cash equivalents	1	(152)

Cash and cash equivalents at beginning of period	124	242

Cash and cash equivalents at end of period	125	90

Supplementary disclosures of cash flow information for continuing operations
Interest payments	202	240
Income tax payments, net	9	13
Non-cash capital distribution to a parent company	—	208
Non-cash capital lease additions	6	16

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

Amendments to Goodwill Impairment Testing

In September 2011, the FASB issued amended guidance to allow the use of a qualitative approach to test goodwill for impairment. There is no longer a requirement to perform the two step goodwill impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of goodwill is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Discontinued Operations (Continued)

Summarized statement of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

(in $ millions)	From January 1, 2011 to May 5, 2011
Net revenue	76
Operating expenses	86

Operating loss before income taxes	(10)
Benefit from income taxes	4

Loss from discontinued operations, net of tax	(6)
Gain from disposal of discontinued operations, net of tax	312

Total income from discontinued operations, net of tax	306

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011.

4. Orbitz Worldwide

The Company accounts for its investment of approximately 47% in Orbitz Worldwide under the equity method of accounting. As of September 30, 2012 and December 31, 2011, the carrying value of the Company’s investment in Orbitz Worldwide was $80 million and $77 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of September 30, 2012 was approximately $124 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and nine months ended September 30, 2012 and 2011.

(in $ millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenue	198	203	589	590
Operating expenses	173	180	545	548

Operating income	25	23	44	42
Interest expense, net	(9)	(10)	(28)	(30)

Income before income taxes	16	13	16	12
Provision for income taxes	(1)	(2)	(3)	(3)

Net income	15	11	13	9

The Company has recorded earnings of $7 million and $6 million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2012, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and nine months ended September 30, 2011, the Company recorded earnings of $5 million and $4 million, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Orbitz Worldwide (Continued)

Net revenue disclosed above includes approximately $21 million and $72 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2012, respectively.

Net revenue disclosed above includes approximately $26 million and $85 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had balances payable to Orbitz Worldwide of approximately $12 million and $3 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

5. Other Current Assets

Other current assets consisted of:

(in $ millions)	September 30, 2012	December 31, 2011
Restricted cash of subsidiaries	121	16
Development advances	63	63
Sales and use tax receivables	57	49
Prepaid expenses	23	15
Assets held for sale	16	16
Derivative assets	6	2
Other	10	7

	296	168

Restricted cash of subsidiaries represents customer prepayments held in Company controlled bank accounts for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments and represents the contractual requirement on the Company to distribute the funds to the receiving party.

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net, consisted of:

	September 30, 2012			December 31, 2011
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	617	(358)	259	600	(314)	286
Furniture, fixtures and equipment	240	(151)	89	240	(137)	103
Building and leasehold improvements	11	(7)	4	11	(7)	4
Construction in progress	27	—	27	38	—	38

	895	(516)	379	889	(458)	431

The Company recorded depreciation expense of $36 million and $34 million during the three months ended September 30, 2012 and 2011, respectively. The Company recorded depreciation expense of $108 million and $101 million during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company had capital lease assets of $56 million and $64 million, respectively, included within furniture, fixtures and equipment. During the nine months ended September 30, 2012 and 2011, the Company invested $67 million and $66 million, respectively, in property and equipment.

The amount of interest on capital projects capitalized was $1 million for both the three months ended September 30, 2012 and 2011, and $2 million for both the nine months ended September 30, 2012 and 2011.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	September 30, 2012	December 31, 2011
Accrued commissions and incentives	249	213
Customer prepayments	121	16
Accrued payroll and related	69	54
Accrued sponsor monitoring fees	33	37
Accrued interest expense	32	59
Deferred revenue	30	16
Income tax payable	31	19
Derivative contracts	5	37
Other	37	50

	607	501

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity (1)	September 30, 2012	December 31, 2011
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated	August 2013	—	121
Euro denominated	August 2013	—	40
Dollar denominated	August 2015	1,064	1,067
Euro denominated	August 2015	277	279
“Tranche S”	August 2015	137	137
Revolver borrowings
Dollar denominated		35	35
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	170	—
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	221	211
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	122	123
Euro denominated floating rate notes	September 2014	196	210
9 7/8% Dollar denominated notes	September 2014	429	443
9% Dollar denominated notes	March 2016	250	250
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	180	181
Capital leases		56	63

Total debt		3,384	3,407
Less: current portion		50	50

Long-term debt		3,334	3,357

(1)	The term loans maturing in August 2015 are subject to a reduction in maturity to May 2014 under certain circumstances.

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

During the nine months ended September 30, 2012, the Company repurchased $14 million of 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes, resulting in a gain of $6 million.

Foreign exchange fluctuations resulted in a $5 million decrease in the principal amount of euro denominated long term debt during the nine months ended September 30, 2012. This foreign exchange gain was offset by $17 million of losses on foreign exchange derivative instruments (including $8 million of losses due to credit risk fair value adjustments) contracted by the Company.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Long-Term Debt (Continued)

During the nine months ended September 30, 2012, $10 million of interest was capitalized into the Second Priority Secured Notes, $13 million of capital lease obligations were repaid and the Company entered into $6 million of capital leases for information technology assets.

As of December 31, 2011, the Company had capacity to borrow $181 million under the revolving credit facility of the Senior Secured Credit Agreement. On May 8, 2012, the Company entered into a revolving credit loan modification agreement relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015 (February 2014 under certain circumstances). In August 2012, the Company entered into a separate agreement relating to $62 million of revolving credit facility loan set to expire in August 2012 that assigned the commitments to a Travelport subsidiary and extended the maturity date to August 2013. The remaining $57 million of capacity under the revolving credit facility remains unchanged and is due to expire in August 2013.

For the nine months ended September 30, 2012, the Company borrowed and repaid $60 million under the revolving credit facility. At September 30, 2012, the Company has outstanding borrowings to external lenders of $35 million under the revolving credit facility, with remaining external borrowing capacity of $83 million.

The Company has a $133 million letter of credit facility which matures in August 2015 and which is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility which matures in August 2013. As of September 30, 2012, the Company had approximately $106 million of commitments outstanding under its cash collateralized letter of credit facility and $10 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of September 30, 2012, the Company had $30 million of remaining capacity under its letter of credit facilities.

Debt Finance Costs

Debt finance costs are capitalized within other non-current assets on the consolidated condensed balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated condensed statement of operations. The movement in deferred financing costs is summarized below:

(in $ millions)
Balance as of January 1, 2012	98
Capitalization of debt finance costs	9
Amortization	(29)

Balance as of September 30, 2012	78

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

As of September 30, 2012, the Company had a net asset position of $3 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. The Company uses hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of September 30, 2012 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on the variable rate borrowings. During the nine months ended September 30, 2012, the Company used interest rate swaps as the derivative financial instruments in these hedging strategies. In previous periods, the Company has also used cross currency swaps as the derivative financial instruments in these hedging strategies. The Company does not designate these interest rate or cross currency swaps as accounting hedges; therefore, the fluctuations in the value of these contracts are recorded within the Company’s consolidated condensed statements of operations, which largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge. The fair value and the impact of changes in the fair value of these interest rate and cross currency swaps are presented in the tables below.

Foreign Currency Risk

The Company uses foreign currency derivative contracts, including forward contracts and currency options, to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to the British pound, Euro and Australian dollar). The Company does not designate these foreign currency derivative contracts as accounting hedges; therefore, the fluctuations in the value of these foreign currency derivative contracts are recorded within the Company’s consolidated condensed statements of operations, which partially offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge. The fair value and the impact of changes in the fair value of these foreign currency derivative contracts are presented in the tables below.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value on a recurring basis consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all categorized as Level 3 — Significant Unobservable Inputs as of September 30, 2012 and December 31, 2011.

The fair value of interest rate swap derivative financial instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value of foreign currency option contracts is based on valuations provided by financial institutions based on market observable data. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of September 30, 2012, credit risk fair value adjustments constituted more than 15% of the unadjusted fair value of derivative instruments. In such circumstances the Company’s policy is to categorize instruments with such unobservable inputs as Level 3 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter.

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which has been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset			Fair Value Liability
(in $ millions)	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(4)	(4)
Interest rate swaps	Other non-current assets	—	—	Other non-current liabilities	—	(2)
Foreign currency contracts	Other current assets	6	2	Accrued expenses and other current liabilities	(1)	(33)
Foreign currency contracts	Other non-current assets	2	—

Total fair value of derivative assets (liabilities)		8	2		(5)	(39)

As of September 30, 2012, the Company had an aggregate outstanding notional $250 million of interest rate swaps, $205 million of foreign currency option contracts, and $357 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed two years.

The following table provides a reconciliation of the movement in the carrying amount of derivative financial instruments, net liability position, during the nine months ended September 30, 2012.

(in $ millions)
Balance as of January 1, 2012	(37)
Total losses for the period included in net loss	(11)
Net settlement of foreign currency derivative contracts related to euro denominated debt	40
Settlement of interest rate derivative contracts	4
Termination of foreign exchange derivative contracts (settlement pending)	7

Balance as of September 30, 2012	3

The significant unobservable inputs used to fair value the Company’s derivative financial instruments have a probability of default of approximately 22%, and a recovery rate of 20% has been applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2012.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Financial Instruments (Continued)

The table below details the impact of derivative financial instruments on the Company’s consolidated condensed statements of operations.

		Amount of Gain (Loss) Recorded into Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	Location of Gain (Loss) Recorded in Income (Loss)	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	Interest expense, net	—	(2)	—	(7)
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense, net	(2)	2	(3)	(9)
Foreign exchange impact of cross currency swaps	Selling, general and administrative	—	(1)	—	14
Foreign currency contracts	Selling, general and administrative	3	(63)	(8)	3

		1	(64)	(11)	1

The table above includes (i) unrealized (loss) gains on interest rate swaps held as of September 30, 2012, amounting to $(2) million and less than $1 million for the three and nine months ended September 30, 2012, respectively and (ii) unrealized gain (loss) on foreign currency forward contracts of $3 million and $(9) million for the three and nine months ended September 30, 2012, respectively.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash of subsidiaries, other current assets, accounts payable, customer deposits and accrued expenses and other current liabilities approximate to their fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	September 30, 2012		December 31, 2011
(in $ millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	80	124	77	184
Derivative assets	8	8	2	2
Derivative liabilities	(5)	(5)	(39)	(39)
Total debt	(3,384)	(2,742)	(3,407)	(2,353)

The fair value of the Company’s investment in Orbitz Worldwide, which is categorized within Level 1 of the fair value hierarchy, has been determined based on quoted prices in active markets.

The fair value of the Company’s total debt, which is categorized within Level 2 of the fair value hierarchy, has been determined (i) by calculating the fair value of the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes based on quoted prices in active markets for identical debt instruments, and (ii) by calculating amounts outstanding under the Senior Secured Credit Agreement and 2012 Secured Credit Agreement based on market observable inputs.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2012, the Company had approximately $90 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $42 million relates to the twelve months ending September 30, 2013. These purchase obligations extend through 2015.

Other Commitments

As part of a restructuring (the “Restructuring”) of the Company’s direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in kind (“PIK”) term loans, the Company intends to invest $135 million of Second Priority Secured Notes, plus accrued interest, into an unrestricted subsidiary, subject to a favorable declaratory judgment ruling. The unrestricted subsidiary will then deliver these Second Priority Secured Notes, plus accrued interest, in satisfaction of the existing $135 million of Holdings’ senior unsecured PIK term loans.

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

On April 12, 2011, American Airlines filed a suit against Travelport and Orbitz Worldwide in the United States District Court for the Northern District of Texas. On November 21, 2011, the Court dismissed all but one claim against the Company, but American Airlines amended its complaint again on December 5, 2011, asserting three new claims and reasserting one previously dismissed claim against the Company. On February 28, 2012, the Court granted American Airlines leave to reassert a more limited version of one additional claim that was previously dismissed. Travelport again moved to dismiss American Airlines’ new and reasserted claims, but on August 7, 2012, the Court ruled that American Airlines could proceed with its claims. American Airlines is alleging violations of US federal antitrust laws based on the ways in which the Company operates its GDS and the terms of its contracts with suppliers and subscribers, including Orbitz Worldwide. American Airlines also alleges that Travelport conspired with other GDSs and travel agencies to exclude American Airlines’ Direct Connect from competition for travel agencies. The suit seeks injunctive relief and damages in an unspecified amount. Although the Company believes American Airlines will allege damages that would be material to the Company if there was an adverse ruling, the Company believes American Airlines’ claims are without merit, and the Company intends to defend the claims vigorously. While no assurance can be provided, Travelport does not believe the outcome of this dispute will have a material adverse effect on the Company’s results of operations or liquidity condition. On December 22, 2011, Travelport filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against the Company and other industry participants. On August 16, 2012, the Court dismissed Travelport’s counterclaims on standing grounds. On September 6, 2012, the Court stayed the case until December 21, 2012 to allow for mediation. If mediation is unsuccessful, Travelport will have an opportunity to seek leave to amend the counterclaims after the stay is lifted.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Equity-Based Compensation

During the nine months ended September 30, 2012, the Company recorded equity compensation expense of $2 million related to the restricted equity units of TDS Investor (Cayman) L.P., the partnership that indirectly owns a majority shareholding in the Company (the “Partnership”) and the restricted share units of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of September 30, 2012 will be approximately $1 million.

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2012	93.0	$2.27	1.9	$1.85	0.8	$1.85
Granted at fair market value (1)	11.2	$0.11	—	—	—	—
Vesting of restricted share units (2)	—	—	0.2	$1.85	(0.2)	$1.85
Net share settlement (3)	(1.9)	$0.11	(0.5)	$1.85	—	—
Forfeited	(0.1)	$0.11	—	—	—	—

Balance as of September 30, 2012	102.2	$2.08	1.6	$1.85	0.6	$1.85

(1)	Consists of (i) 8.6 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, with immediate vesting, (ii) 2.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, that vested on August 1, 2012, and (iii) 0.1 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, that vested on August 1, 2012.
(2)	During the nine months ended September 30, 2012, the Company accelerated the vesting for 0.2 million Worldwide restricted share units, which converted into Worldwide shares.
(3)	During the nine months ended September 30, 2012, the Company completed net share settlements for 1.9 million Partnership restricted equity units and 0.5 million Worldwide shares, in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units or shares, as appropriate.

As of September 30, 2012, approximately 10 million Partnership restricted equity units remain authorized for grant but are not yet recognized as granted for accounting purposes. These consists of (i) 4.8 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through March 31, 2013; (ii) 4.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2014; and (iii) 0.4 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2015.

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

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2012 and 2011, the consolidating condensed statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, consolidating condensed balance sheets as of September 30, 2012 and December 31, 2011, and the consolidating condensed statements of cash flows for the nine months ended September 30, 2012 and 2011 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent and Intermediate Parent Guarantor with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. Certain entities previously reported as guarantor subsidiaries within the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2011 and the consolidating condensed statements of cash flows for the nine months ended September 30, 2011 have been re-presented as non-guarantor subsidiaries.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	200	289	—	489

Costs and expenses
Cost of revenue	—	—	—	128	168	—	296
Selling, general and administrative	10	—	8	17	75	—	110
Depreciation and amortization	—	—	—	33	23	—	56

Total costs and expenses	10	—	8	178	266	—	462

Operating (loss) income	(10)	—	(8)	22	23	—	27
Interest expense, net	—	—	(70)	(1)	—	—	(71)
Gain on early extinguishment of debt	—	—	5	—	—	—	5
Equity in (losses) earnings of subsidiaries	(31)	(56)	19	—	—	68	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(41)	(56)	(54)	21	23	68	(39)
Benefit (provision) for income taxes	—	1	(2)	(2)	(5)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	7	—	—	—	—	7

Net (loss) income	(41)	(48)	(56)	19	18	68	(40)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Net (loss) income attributable to the Company	(41)	(48)	(56)	19	17	68	(41)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(41)	(48)	(56)	19	18	68	(40)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	—	—	—	—
Unrealized gain on equity investment, net of tax	—	(2)	—	—	—	—	(2)

Other comprehensive (loss) income, net of tax	—	(2)	—	—	2	—	—

Comprehensive (loss) income	(41)	(50)	(56)	19	20	68	(40)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Comprehensive (loss) income attributable to the Company	(41)	(50)	(56)	19	19	68	(41)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	646	899	—	1,545

Costs and expenses
Cost of revenue	—	—	—	399	520	—	919
Selling, general and administrative	21	—	6	76	199	—	302
Depreciation and amortization	—	—	—	123	46	—	169

Total costs and expenses	21	—	6	598	765	—	1,390

Operating (loss) income	(21)	—	(6)	48	134	—	155
Interest expense, net	—	—	(211)	(4)	—	—	(215)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in (losses) earnings of subsidiaries	(51)	(171)	42	—	—	180	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(72)	(171)	(169)	44	134	180	(54)
Provision for income taxes	—	—	(2)	(2)	(20)	—	(24)
Equity in earnings of investment in Orbitz Worldwide	—	6	—	—	—	—	6

Net (loss) income	(72)	(165)	(171)	42	114	180	(72)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(72)	(165)	(171)	42	114	180	(72)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(72)	(165)	(171)	42	114	180	(72)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized loss on equity investment, net of tax	—	(3)	—	—	—	—	(3)

Other comprehensive (loss) income, net of tax	—	(3)	—	(2)	2	—	(3)

Comprehensive (loss) income	(72)	(168)	(171)	40	116	180	(75)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(72)	(168)	(171)	40	116	180	(75)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	227	282	—	509

Costs and expenses
Cost of revenue	—	—	—	137	176	—	313
Selling, general and administrative	1	—	8	8	72	—	89
Depreciation and amortization	—	—	—	48	8	—	56

Total costs and expenses	1	—	8	193	256	—	458

Operating (loss) income	(1)	—	(8)	34	26	—	51
Interest expense, net	(1)	—	(71)	(2)	—	—	(74)
Equity in (losses) earnings of subsidiaries	(24)	(50)	29	—	—	45	—

(Loss) income from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(26)	(50)	(50)	32	26	45	(23)
Provision for income taxes	—	—	—	(3)	(5)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	5	—	—	—	—	5

Net (loss) income	(26)	(45)	(50)	29	21	45	(26)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(26)	(45)	(50)	29	21	45	(26)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(26)	(45)	(50)	29	21	45	(26)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(8)	—	(8)
Realization of loss on cash flow hedges, net of tax	—	—	2	—	—	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	5	—	—	—	—	5

Other comprehensive income (loss), net of tax	—	5	2	(1)	(8)	—	(2)

Comprehensive (loss) income	(26)	(40)	(48)	28	13	45	(28)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(26)	(40)	(48)	28	13	45	(28)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	695	875	—	1,570

Costs and expenses
Cost of revenue	—	—	—	422	518	—	940
Selling, general and administrative	4	—	5	47	209	—	265
Depreciation and amortization	—	—	—	145	24	—	169

Total costs and expenses	4	—	5	614	751	—	1,374

Operating (loss) income	(4)	—	(5)	81	124	—	196
Interest expense, net	(1)	—	(218)	(4)	—	—	(223)
Equity in earnings (losses) of subsidiaries	276	(174)	71	—	—	(173)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	271	(174)	(152)	77	124	(173)	(27)
Provision for income taxes	—	(1)	—	(6)	(20)	—	(27)
Equity in earnings of investment in Orbitz Worldwide	—	4	—	—	—	—	4

Net income (loss) from continuing operations	271	(171)	(152)	71	104	(173)	(50)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	257	(171)	(174)	71	446	(173)	256
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net income (loss) attributable to the Company	257	(171)	(174)	71	447	(173)	257

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net income (loss)	257	(171)	(174)	71	446	(173)	256

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(80)	—	(80)
Realization of loss on cash flow hedges, net of tax	—	—	7	—	—	—	7
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(3)	—	—	(3)
Unrealized gain on equity investment, net of tax	—	6	—	—	—	—	6

Other comprehensive income (loss), net of tax	—	6	7	(3)	(80)	—	(70)

Comprehensive income (loss)	257	(165)	(167)	68	366	(173)	186
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive income (loss) attributable to the Company	257	(165)	(167)	68	367	(173)	187

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	69	—	56	—	125
Accounts receivable, net	—	—	—	57	136	—	193
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	22	40	234	—	296

Total current assets	—	—	91	97	429	—	617
Investment in subsidiary/intercompany	(1,032)	(1,858)	1,258	—	—	1,632	—
Property and equipment, net	—	—	—	321	58	—	379
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	226	394	—	620
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	80	—	—	—	—	80
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	80	41	92	—	213

Total assets	(1,032)	(1,778)	1,566	1,721	1,243	1,632	3,352

Liabilities and equity
Current liabilities:
Accounts payable	—	—	3	42	26	—	71
Accrued expenses and other current liabilities	12	1	87	123	384	—	607
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	12	1	125	180	410	—	728
Long-term debt	—	—	3,293	41	—	—	3,334
Deferred income taxes	—	—	—	41	3	—	44
Other non-current liabilities	—	—	6	201	68	—	275

Total liabilities	12	1	3,424	463	481	—	4,381

Total shareholders’ equity/intercompany	(1,044)	(1,779)	(1,858)	1,258	747	1,632	(1,044)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	15	—	15

Total equity	(1,044)	(1,779)	(1,858)	1,258	762	1,632	(1,029)

Total liabilities and equity	(1,032)	(1,778)	1,566	1,721	1,243	1,632	3,352

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	84	—	40	—	124
Accounts receivable, net	—	—	—	75	105	—	180
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	19	29	120	—	168

Total current assets	—	—	103	104	268	—	475
Investment in subsidiary/intercompany	(967)	(1,829)	1,283	—	—	1,513	—
Property and equipment, net	—	—	—	362	69	—	431
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	256	425	—	681
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	77	—	—	—	—	77
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	99	45	93	—	237

Total assets	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	48	24	—	72
Accrued expenses and other current liabilities	3	2	99	161	236	—	501
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	3	2	134	224	260	—	623
Long-term debt	—	—	3,309	48	—	—	3,357
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	8	210	61	—	279

Total liabilities	3	2	3,451	520	325	—	4,301

Total shareholders’ equity/intercompany	(970)	(1,754)	(1,829)	1,283	787	1,513	(970)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	13	—	13

Total equity	(970)	(1,754)	(1,829)	1,283	800	1,513	(957)

Total liabilities and equity	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(72)	(165)	(171)	42	114	180	(72)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	123	46	—	169
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	29	—	—	—	29
Non-cash interest on Second Priority Secured Notes	—	—	10	—	—	—	10
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Equity in earnings of investment in Orbitz Worldwide	—	(6)	—	—	—	—	(6)
Equity in losses (earnings) of subsidiaries	51	171	(42)	—	—	(180)	—
Deferred income taxes	—	—	—	2	—	—	2
FASA liability	—	—	—	(7)	—	—	(7)
Defined benefit pension plan funding	—	—	—	(15)	—	—	(15)
Changes in assets and liabilities:
Accounts receivable	—	—	—	18	(31)	—	(13)
Other current assets	—	—	—	(11)	(1)		(12)
Accounts payable, accrued expenses and other current liabilities	—	(1)	2	(44)	77	—	34
Other	—	—	—	(6)	25	—	19

Net cash (used in) provided by operating activities	(19)	(1)	(178)	102	230	—	134

Investing activities
Property and equipment additions	—	—	—	(61)	—	—	(61)
Other	—	—	—	—	3	—	3
Net intercompany funding	20	1	227	(28)	(220)	—	—

Net cash provided by (used in) investing activities	20	1	227	(89)	(217)	—	(58)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Repayment of term loans	—	—	(165)	—	—	—	(165)
Proceeds from revolver borrowings	—	—	60	—	—	—	60
Repayment of revolver borrowings	—	—	(60)	—	—	—	(60)
Repayment of capital lease obligations	—	—	—	(13)	—	—	(13)
Repurchase of Senior Notes	—	—	(20)	—	—	—	(20)
Debt finance costs	—	—	(9)	—	—	—	(9)
Payments on settlement of foreign exchange derivative contracts	—	—	(49)	—	—	—	(49)
Proceeds from settlement of foreign exchange derivative contracts	—	—	9	—	—	—	9
Other	(1)	—	—	—	3	—	2

Net cash (used in) provided by financing activities	(1)	—	(64)	(13)	3	—	(75)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(15)	—	16	—	1
Cash and cash equivalents at beginning of period	—	—	84	—	40	—	124

Cash and cash equivalents at end of period	—	—	69	—	56	—	125

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	257	(171)	(174)	71	446	(173)	256
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	271	(171)	(152)	71	104	(173)	(50)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	145	24	—	169
Amortization of debt finance costs	—	—	14	—	—	—	14
Gain on interest rate derivative instruments	—	—	(10)	—	—	—	(10)
Loss on foreign exchange derivative instruments	—	—	4	—	—	—	4
Equity in earnings of investment in Orbitz Worldwide	—	(4)	—	—	—	—	(4)
Deferred income taxes	—	—	—	3	—	—	3
Equity in (earnings) losses of subsidiaries	(276)	174	(71)	—	—	173	—
FASA liability	—	—	—	(12)	—	—	(12)
Defined benefit pension plan funding	—	—	—	(13)	—	—	(13)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	(16)	(34)	—	(50)
Other current assets	—	—	—	3	8	—	11
Accounts payable, accrued expenses and other current liabilities	—	18	—	41	(54)	—	5
Other	—	—	1	41	(23)	—	19

Net cash (used in) provided by operating activities of continuing operations	(5)	17	(214)	263	25	—	86

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

Investing activities
Property and equipment additions	—	—	—	(55)	—	—	(55)
Net proceeds from sale of GTA business	(10)	—	14	—	624	—	628
Other	—	—	—	—	5	—	5
Net intercompany funding	105	(17)	920	(197)	(811)	—	—

Net cash provided by (used in) investing activities	95	(17)	934	(252)	(182)	—	578

Financing activities
Repayment of term loans	—	—	(658)	—	—	—	(658)
Repayment of capital leases	—	—	—	(11)	—	—	(11)
Debt finance costs	—	—	(84)	—	—	—	(84)
Proceeds from settlement of derivative contracts	—	—	33	—	—	—	33
Distribution to a parent company	(89)	—	—	—	—	—	(89)

Net cash used in financing activities	(89)	—	(709)	(11)	—	—	(809)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	1	—	11	(1)	(163)	—	(152)
Cash and cash equivalents at beginning of period (including cash of discontinued operations)	—	—	36	2	204	—	242

Cash and cash equivalents of continuing operations at end of period	1	—	47	1	41	—	90

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in $ millions, except segment data)	2012	2011	$	%	2012	2011	$	%
Travelport KPIs
Net revenue	489	509	(20)	(4)	1,545	1,570	(25)	(2)
Operating income	27	51	(24)	(47)	155	196	(41)	(21)
Travelport Adjusted EBITDA	106	118	(12)	(10)	366	401	(35)	(9)
Segments (in millions)
Americas	41	45	(4)	(6)	133	137	(4)	(3)
Europe	21	21	—	1	65	66	(1)	(2)
APAC	13	14	(1)	(9)	42	43	(1)	(3)
MEA	10	9	1	1	30	29	1	3
Total	85	89	(4)	(4)	270	275	(5)	(2)

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

The following table provides a reconciliation of Travelport Adjusted EBITDA to net loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in $ millions)
Net loss from continuing operations	(40)	(26)	(72)	(50)
Equity in earnings of investment in Orbitz Worldwide	(7)	(5)	(6)	(4)
Provision for income taxes	8	8	24	27
Depreciation and amortization	56	56	169	169
Interest expense, net	71	74	215	223

EBITDA	88	107	330	365
Adjustments:
Corporate transaction costs (1)	3	2	9	11
Restructuring charges (2)	—	—	—	4
Equity-based compensation	—	—	2	—
Litigation and related costs (3)	12	3	25	13
Impairment of property and equipment	—	—	—	4
Gain on extinguishment of debt	(5)	—	(6)	—
Other (4)	8	6	6	4

Total Adjustments	18	11	36	36

Travelport Adjusted EBITDA	106	118	366	401

(1)	Corporate transaction costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business. These amounts do not include items classified as restructuring charges, which are included as a separate line item.
(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.
(3)	Litigation and related costs represents costs related to various claims, legal proceedings, business practices, intellectual property and other commercial, employment and tax matters. In addition, during the nine months ended September 30, 2011 these costs include an $8 million adjustment related to revenue reserves.
(4)	Other primarily includes unrealized losses on foreign exchange derivatives and revaluation of euro-denominated debt.

Factors Affecting Results of Operations

Consolidations within the Airline Industry: As a result of recent consolidations within the airline industry, our annual revenues and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012 and we no longer service United’s reservation system. The loss of the Master Service Agreement with United Airlines contributed approximately $23 million and $17 million to the decline in net revenue and EBITDA, respectively, for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the loss of the Master Service Agreement with United Airlines contributed approximately $43 million and $31 million to the decline in net revenue and EBITDA, respectively.

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

Foreign Exchange Movements: We transact business primarily in US dollars. We have euro denominated debt and while the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). We use foreign currency derivative contracts including forward contracts and currency options to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated debt, receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these foreign currency contracts partially offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

We were involved in disputes with three of our former NDC partners regarding the payment of certain disputed fees. During the fourth quarter of 2010, the dispute with respect to one such former partner was concluded in our favor by third party arbitrators. In November 2011 and March 2012, in the disputes with different partners, arbitrators rendered decisions against us which have had a material impact on our results of operations.

In addition, we are currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. We are also involved in a legal proceeding related to the Restructuring with Computershare Trust Company, N.A., the trustee under the Indentures governing our outstanding Senior Notes and Senior Subordinated Notes. We believe these claims are without merit and, while no assurance can be provided due to the uncertainty inherent in litigation, we do not believe the outcome of these disputes will have a material adverse effect on our results of operations or liquidity condition.

Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Net revenue	489	509	(20)	(4)

Costs and expenses
Cost of revenue	296	313	(17)	(5)
Selling, general and administrative	110	89	21	24
Depreciation and amortization	56	56	—	—

Total costs and expenses, net	462	458	4	1

Operating income	27	51	(24)	(47)
Interest expense, net	(71)	(74)	3	4
Gain on early extinguishment of debt	5	—	5	*

Loss from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(39)	(23)	(16)	(70)
Provision for income taxes	(8)	(8)	—	—
Equity in earnings of investment in Orbitz Worldwide	7	5	2	40

Net loss from continuing operations	(40)	(26)	(14)	(54)

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Transaction processing revenue	451	456	(5)	(1)
Airline IT solutions revenue	38	53	(15)	(28)

Net revenue	489	509	(20)	(4)

Transaction processing revenue by region is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Americas	171	182	(11)	(6)
Europe	135	130	5	4
APAC	80	79	1	1
MEA	65	65	—	—

Transaction processing revenue	451	456	(5)	(1)

Transaction processing revenue includes booking fees from airlines and revenue from, hospitality, subscribers, payments processing, and other key adjacencies.

The decrease in transaction processing revenue of $5 million is as a result of a 4% decrease in segment volumes and a 3% increase in RevPas (transaction processing revenue divided by the number of available segments). The 4% decrease in segment volumes is due to a 6% decline in Americas, including the loss of the Master Service Agreement with United, a 9% decline in APAC, offset by a 1% increase in both Europe and MEA.

Airline IT solutions revenue decreased as a result of the loss of the Master Service Agreement with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Commissions	227	237	(10)	(4)
Telecommunication and technology costs	69	76	(7)	(9)

Cost of revenue	296	313	(17)	(5)

Cost of revenue decreased by $17 million (5%) as a result of a 4% decrease in commissions paid to travel agencies and NDCs, and a 9% decrease in telecommunications and technology costs. The decrease in commission costs is due to decline in segment volumes and a 1% decrease in the average rate of agency commission. The decrease in telecommunications and technology costs is primarily due to effective cost management.

Selling, General and Administrative (SG&A)

SG&A increased $21 million (24%) primarily as a result of (i) an $9 million increase in administrative costs, including a $5 million increase in salaries and wages, (ii) a $9 million increase in litigation and related costs, and (iii) a $3 million unfavorable foreign exchange fluctuation.

Interest Expense, Net

Interest expense, net, decreased by $3 million (4%) as a result of (i) a $16 million reduction in debt finance costs incurred in 2011 for debt restructuring, partially offset by (ii) $6 million additional debt finance amortization costs, (iii) $5 million incremental interest primarily as a result of higher interest rates on the 2012 Secured Credit Agreement and Second Priority Secured Notes as compared to term loans repaid with the proceeds of borrowings under the 2012 Secured Credit Agreement, and (iv) $2 million unfavorable impact of interest rate hedges.

Gain on Early Extinguishment of Debt

During the three months ended September 30, 2012, we repurchased approximately $14 million of our 9 7/8% dollar denominated Senior Notes, $9 million of our euro denominated floating rate Senior Notes and $1 million of our dollar denominated floating rate Senior Notes at a discount, resulting in a $5 million gain from early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established due to the forecast losses in certain jurisdictions, and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Three Months Ended September 30,
(in $ millions)	2012	2011
Tax benefit at US Federal statutory rate of 35%	14	8
Taxes on non-US operations at alternative rates	(8)	(17)
Liability for uncertain tax positions	(1)	—
Change in valuation allowance	(10)	2
Non-deductible expenses	(1)	(1)
Other	(2)	—

Provision for income taxes	(8)	(8)

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbtiz Worldwide was $7 million for the three months ended September 30, 2012 compared to $5 million in the three months ended September 30, 2011. These earnings reflect our 47% ownership interest in Orbitz Worldwide.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Net revenue	1,545	1,570	(25)	(2)

Costs and expenses
Cost of revenue	919	940	(21)	(2)
Selling, general and administrative	302	265	37	14
Depreciation and amortization	169	169	—	—

Total costs and expenses, net	1,390	1,374	16	1

Operating income	155	196	(41)	(21)
Interest expense, net	(215)	(223)	8	4
Gain on early extinguishment of debt	6	—	6	*

Loss from continuing operations before income taxes and equity in earnings of investment in Orbitz Worldwide	(54)	(27)	(27)	*
Provision for income taxes	(24)	(27)	3	11
Equity in earnings of investment in Orbitz Worldwide	6	4	2	(50)

Loss from continuing operations	(72)	(50)	(22)	(44)
Income from discontinued operations, net of tax	—	(6)	6	*
Gain from disposal of discontinued operations, net of tax	—	312	(312)	*

Net (loss) income	(72)	256	(328)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Transaction processing revenue	1,414	1,411	3	—
Airline IT solutions revenue	131	159	(28)	(18)

Net revenue	1,545	1,570	(25)	(2)

Transaction processing revenue by region is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Americas	539	559	(20)	(4)
Europe	423	418	5	1
APAC	249	244	5	2
MEA	203	190	13	7

Transaction processing revenue	1,414	1,411	3	—

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, advertising, subscribers, payments processing and other key adjacencies.

The increase in transaction processing revenue of $3 million is as a result of a 2% increase in RevPas and a 2% decrease in segment volumes. The 2% decrease in segment volumes is due to a 3% decline in Americas, including the loss of the Master Service Agreement with United, a 3% decline in APAC, a 2% decline in Europe offset by a 3% increase in MEA.

Airline IT solutions revenue decreased as a result of the loss of the Master Service Agreement with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2012	2011	$	%
Commissions	710	724	(14)	(2)
Telecommunication and technology costs	209	216	(7)	(3)

Cost of revenue	919	940	(21)	(2)

Cost of revenue decreased by $21 million (2%) as a result of a 2% decrease in commissions paid to travel agencies and NDCs, and a 3% decrease in telecommunications and technology costs. The decrease in commission costs is due to a decline in segment volumes partially offset by a 1% increase in the average rate of agency commission. The decrease in telecommunications and technology costs is primarily due to effective cost management.

Selling, General and Administrative (SG&A)

SG&A increased $37 million (14%) due to (i) a $20 million increase in litigation and related costs, (ii) $15 million unfavorable foreign exchange fluctuation, (iii) $10 million increase in administrative expenses including a $13 million increase in salaries and wages, partially offset by (iv) a $4 million decrease in restructuring charges, and (iv) a $4 million write off of property and equipment during the nine months ended September 30, 2011.

Interest Expense, Net

Interest expense, net, decreased by $8 million (4%) as a result of (i) a $13 million decrease due to the impact of interest rate hedges offset by (ii) $5 million of incremental interest primarily as a result of higher interest rates on the 2012 Secured Credit Agreement and the Second Priority Secured Notes as compared to term loans repaid with the proceeds of borrowings under the 2012 Secured Credit Agreement.

Gain on Early Extinguishment of Debt

During the nine months ended September 30, 2012, we repurchased approximately $14 million of our 9 7/8% dollar denominated Senior Notes, $11 million of our euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes at a discount, resulting in a $6 million gain from early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established due to the forecast losses in certain jurisdictions, and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Nine Months Ended September 30,
(in $ millions)	2012	2011
Tax benefit at US Federal statutory rate of 35%	19	9
Taxes on non-US operations at alternative rates	(16)	(33)
Liability for uncertain tax positions	(1)	(2)
Change in valuation allowance	(22)	2
Non-deductible expenses	(2)	(3)
Other	(2)	—

Provision for income taxes	(24)	(27)

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $6 million for the nine months ended September 30, 2012 compared to $4 million in the nine months ended September 30, 2011. These earnings reflect our 47% ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, and a committed credit facility. As of September 30, 2012, our financing needs were supported by $83 million of available capacity under our revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of September 30, 2012, our total leverage ratio was 7.03 compared to the maximum total leverage ratio allowable of 8.0; our first lien leverage ratio was 3.40 compared to the maximum first lien leverage ratio allowable of 4.0; our senior secured leverage ratio was 3.79 compared to the maximum senior secured leverage ratio allowable of 4.95; our cash balance was $125 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our debt agreements, the maximum total leverage ratio with which we need to comply remains at 8.0 until June 30, 2013, the first lien leverage ratio with which we need to comply remains at 4.0 until June 30, 2013, and the senior secured leverage ratio with which we need to comply remains at 4.95 until December 31, 2012.

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

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments, and deduct the impact of capital expenditures on property and equipment additions and capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

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

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Nine Months Ended September 30,
(in $ millions)	2012	2011
Travelport Adjusted EBITDA	366	401
Less:
Interest payments	(202)	(240)
Tax payments	(9)	(13)
Changes in operating working capital	44	(9)
FASA liability payments	(7)	(12)
Defined benefit pension plan funding	(15)	(13)
Other adjusting items (1)	(43)	(28)

Net cash provided by operating activities of continuing operations	134	86

Add back interest paid	202	240
Less: capital expenditures on property and equipment additions of continuing operations	(61)	(50)
Less: repayment of capital lease obligations	(13)	(11)

Unlevered free cash flow	262	265

(1)	Other adjusting items relates to payments for costs included within operating income but excluded from Travelport Adjusted EBITDA. These primarily include (i) a $14 million payment related to a historical dispute related to a now terminated arrangement with a former distributor in the Middle East during the nine months ended September 30, 2012, (ii) $9 million and $6 million of corporate transaction costs payments during the nine months ended September 30, 2012 and 2011, respectively, (iii) $15 million and $5 million of litigation and related costs payments during the nine months ended September 30, 2012 and 2011, respectively, (iv) $4 million and $6 million of sponsorship and monitoring payments made during the nine months ended September 30, 2012 and 2011, respectively, and (v) $1 million and $11 million of restructuring related payments made during the nine months ended September 30, 2012 and 2011, respectively.

Cash flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Change
(in $ millions)	2012	2011	$
Cash provided by (used in):
Operating activities of continuing operations	134	86	48
Operating activities of discontinued operations	—	(12)	12
Investing activities	(58)	578	(636)
Financing activities	(75)	(809)	734
Effects of exchange rate changes	—	5	(5)

Net increase (decrease) in cash and cash equivalents	1	(152)	153

As of September 30, 2012, we had $125 million of cash and cash equivalents, an increase of $1 million compared to December 31, 2011. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Operating Activities of Continuing Operations. For the nine months ended September 30, 2012, cash provided by continuing operations was $134 million compared to $86 million for the nine months ended September 30, 2011. The increase of $48 million is primarily due to a $38 million decrease in interest payments and improvements in operating working capital.

Operating Activities of Discontinued Operations. For the nine months ended September 30, 2011, cash used by operating activities of the GTA business was $12 million. The GTA business was disposed of on May 5, 2011.

Investing Activities. The cash used in investing activities for the nine months ended September 30, 2012 was primarily in relation to $61 million for capital expenditures. The cash provided by investing activities for the nine months ended September 30, 2011 consists of $628 million net cash received from the sale of the GTA business, offset by $55 million used for capital expenditure. Capital expenditure for the nine months ended September 30, 2011 includes $5 million related to our disposed GTA business.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2012 was $75 million. This primarily comprised of (i) $258 million of debt repayments, (ii) $40 million of net cash payments on the settlement of derivative contracts, (iii) $9 million of debt finance costs, offset by (vi) $230 million of proceeds from borrowings, including $170 million borrowed under the 2012 Secured Credit Agreement. The cash used in financing activities for the nine months ended September 30, 2011 was $809 million, and primarily comprised of (i) $669 million of debt repayments, (ii) $84 million of debt finance costs and (iii) $89 million of capital distribution to our parent, offset by (iv) $33 million cash received on settlement of derivative contracts.

Debt and Financing Arrangements

The following table summarizes our net debt position as of September 30, 2012 and December 31, 2011:

(in $ millions)	September 30, 2012	December 31, 2011	Change
Current portion of long-term debt	50	50	—
Long-term debt	3,334	3,357	(23)

Total debt	3,384	3,407	(23)
Less: cash and cash equivalents	(125)	(124)	(1)
Less: cash held as collateral	(137)	(137)	—

Net debt	3,122	3,146	(24)

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

During the nine months ended September 30, 2012, we repurchased $14 million of 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes, resulting in a gain of $6 million.

Foreign exchange fluctuations resulted in a $5 million decrease in the principal amount of euro denominated long term debt during the nine months ended September 30, 2012. This foreign exchange gain was offset by $17 million of losses on foreign exchange derivative instruments (including $8 million of losses due to credit risk fair value adjustments) contracted by us.

During the nine months ended September 30, 2012, $10 million of interest was capitalized into the Second Priority Secured Notes, $13 million of capital lease obligations were repaid and we entered into $6 million of capital leases for information technology assets.

As of December 31, 2011, we had capacity to borrow $181 million under the revolving credit facility of the Senior Secured Credit Agreement. On May 8, 2012, we entered into a revolving credit loan modification agreement relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015 (February 2014 under certain circumstances). In August 2012, we entered into a separate agreement relating to $62 million of revolving credit facility loan set to expire in August 2012 that assigned the commitments to a Travelport subsidiary and extended the maturity date to August 2013.

The remaining $57 million of capacity under the revolving credit facility remains unchanged and is due to expire in August 2013.

For the nine months ended September 30, 2012, we borrowed and repaid $60 million under the revolving credit facility. At September 30, 2012, we have outstanding borrowings to external lenders of $35 million under the revolving credit facility, with remaining external borrowing capacity of $83 million.

As of September 30, 2012, we had approximately $106 million of commitments outstanding under our cash collateralized letter of credit facility and $10 million of commitments outstanding under our synthetic letter of credit facility. The commitments under these two facilities included approximately $74 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of September 30, 2012, we had $30 million of remaining capacity under our letter of credit facilities.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes. All obligations under our Senior Secured Credit Agreement, our 2012 Secured Credit Agreement, Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by us, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. In addition, our secured debt issued under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries. All obligations under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each guarantor subject to additional collateral and guarantee obligations.

The 2012 Secured Credit Agreement contains a general debt basket that may be secured by the assets of non-domestic subsidiaries in amounts up to $50 million or $145 million (with a portion of such $145 million being shared with the general lien basket), depending on the percentage of consolidated EBITDA provided by the guarantees of, and pledges of the equity in, such non-domestic guarantors. We currently have not met the threshold that would allow us to utilize the $145 million general debt basket for non-domestic subsidiaries.

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

Foreign Currency and Interest Rate Risk

Portions of the debt used to finance our operations are exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the nine months ended September 30, 2012 and 2011 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps and foreign currency derivative contracts, including forward contracts and currency options as derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries (primarily to manage our foreign currency exposure to the British pound, Euro and Australian dollar).

During the nine months ended September 30, 2012, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as cash flow hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Loss) gain on these foreign currency derivative financial instruments amounted to $(8) million and $17 million for the nine months ended September 30, 2012 and 2011, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $(3) million and $(9) million for the nine months ended September 30, 2012 and 2011, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of September 30, 2012, our interest rate and foreign currency hedges cover transactions for periods that do not exceed two years. As of September 30, 2012, we had a net asset position of $3 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations as of September 30, 2012. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date, (ii) income tax payments for which the timing is uncertain, (iii) the various guarantees and indemnities described in the notes to the consolidated condensed financial statements, or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Twelve Month Period Ended September 30,
(in $ millions)	2013	2014	2015	2016	2017	Thereafter	Total
Debt (1)	50	763	1,486	850	223	12	3,384
Interest payments (2)	242	234	168	66	68	4	782
Operating leases (3)	14	11	8	6	5	25	69
Purchase commitments (4)	42	33	15	—	—	—	90

Total	348	1,041	1,677	922	296	41	4,325

(1)	Under certain circumstances, of the $1,486 million debt maturing in the twelve month period ended September 30, 2015, $1,478 million is subject to a reduction in maturity to May 2014.
(2)	Interest on floating rate debt and euro denominated debt is based on the interest and foreign exchange rates as of September 30, 2012. As of September 30, 2012, we have $32 million of accrued interest on our consolidated condensed balance sheet that will be paid in 2012. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.
(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.
(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of September 30, 2012, plan contributions of $6 million are expected to be made during the remainder of 2012. Funding projections beyond 2012 are not practical to estimate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used September 30, 2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives. Gains or losses on the underlying foreign exchange exposures are expected to be partially offset by gains or losses related to foreign currency derivatives contracts. Therefore, we have determined, through such sensitivity analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates on our consolidated condensed financial statements would not be material. There have been no material changes in our exposure to market risks from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 22, 2012.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2012. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 12, 2011, American Airlines filed a suit against us and Orbitz Worldwide in the United States District Court for the Northern District of Texas. On November 21, 2011, the Court dismissed all but one claim against us, but American Airlines amended its complaint again on December 5, 2011, asserting three new claims and reasserting one previously dismissed claim against us. On February 28, 2012, the Court granted American Airlines leave to reassert a more limited version of one additional claim that was previously dismissed. We again moved to dismiss American Airlines’ new and reasserted claims, but on August 7, 2012, the Court ruled that American Airlines could proceed with its claims. American Airlines is alleging violations of US federal antitrust laws based on the ways in which we operate our GDS and the terms of our contracts with suppliers and subscribers, including Orbitz Worldwide. American Airlines also alleges that we conspired with other GDSs and travel agencies to exclude American Airlines’ Direct Connect from competition for travel agencies. The suit seeks injunctive relief and damages in an unspecified amount. Although we believe American Airlines will allege damages that would be material to us if there was an adverse ruling, we believe American Airlines’ claims are without merit, and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition. On December 22, 2011, we filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against us and other industry participants. On August 16, 2012, the Court dismissed our counterclaims on standing grounds. On September 6, 2012, the Court stayed the case until December 21, 2012 to allow for mediation. If mediation is unsuccessful, we will have an opportunity to seek leave to amend the counterclaims after the stay is lifted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 1, 2012, in connection with the expanded role of Kurt Ekert, our Executive Vice President and Chief Commercial Officer, the Compensation Committee of our Board of Directors approved an increase to Mr. Ekert’s base salary to $550,000.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: November 7, 2012	By:	/s/ PHILIP EMERY Philip Emery Executive Vice President and Chief Financial Officer

Date: November 7, 2012	By:	/s/ ANTONIOS BASOUKEAS Antonios Basoukeas Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	Revolving Credit Loan Modification Agreement, dated as of August 23, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.A.R.L, UBS AG, Stamford Branch, as administrative agent, collateral agent and L/C issuer, UBS Loan Finance LLC, as swing line lender, Travelport Finance Inc., as a lender, UBS Securities LLC, as the revolving credit loan modification offer arranger, and the other agents and persons party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 29, 2012 (dated August 23, 2012)).

10.2	Seventeenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.)

10.3	Eighteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.