Form 10-K
period 2012-12-31
Travelport LTD
filed 2013-03-12
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of March 12, 2013, 12,000 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact our outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel supplier inventory from travel suppliers, such as airlines, hotels, car rental companies, cruise lines and other travel suppliers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel suppliers and generate new revenue streams, including our new universal desktop product;

•	the impact on supplier capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry, including the direct connect efforts of American Airlines and our litigation with American Airlines related thereto;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

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

PART I

ITEM 1. BUSINESS

Overview

Travelport is a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe that we are one of the most geographically diversified of such companies in the world.

Our global distribution systems (“GDS”) business provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 810 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2012, approximately 162 million tickets were issued through our GDS business. Our GDS business processed up to 2.7 billion travel-related messages per day in 2012.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta Air Lines, as well as five other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 400 airlines, airports and airline ground handlers globally.

Our payment services joint venture with eNett provides secure and cost effective automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Headquartered in Atlanta, Georgia, Travelport is a privately owned company. Our transaction processing business operational global headquarters are located in the United Kingdom.

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

On July 25, 2007, we completed the initial public offering of common stock of our then subsidiary, Orbitz Worldwide, Inc. (“Orbitz Worldwide”), and listed such common stock on the New York Stock Exchange. On October 31, 2007, we transferred approximately 11% of the outstanding equity of Orbitz Worldwide to affiliates, leaving us with approximately 48% of Orbitz Worldwide’s outstanding equity which we recognize for accounting purposes using the equity method. On January 26, 2010, we purchased $50 million of newly issued common shares of Orbitz Worldwide pursuant to an agreement with Orbitz Worldwide. After this investment, a simultaneous exchange between Orbitz Worldwide and PAR Investment Partners, a third party investor, of approximately $49.68 million of Orbitz Worldwide debt for common shares of Orbitz Worldwide and the issuance of shares by Orbitz Worldwide under its equity plan, we currently own approximately 46% of Orbitz Worldwide’s outstanding common stock.

On August 21, 2007, we completed the acquisition of Worldspan for $1.3 billion. Worldspan operated as an independent GDS based in the United States before becoming part of the Travelport GDS business in August 2007. The Worldspan system resulted from the combination of Delta, TWA and Northwest systems in the early 1990s.

On May 5, 2011, we completed the sale of our GTA business to Kuoni Travel Holdings Ltd. (“Kuoni”). Proceeds from the sale, together with existing cash, were used to repay indebtedness outstanding under our senior secured credit agreement.

In October 2011, in connection with the restructuring of senior unsecured payment-in-kind (“PIK”) term loans issued by our direct parent holding company, Travelport Holdings Limited (the “Restructuring”), the PIK term loan lenders (the “New Shareholders”) received, as partial consideration for the Restructuring, their pro rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide Limited, our indirect parent company (“Travelport Worldwide”).

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

Our Business

Transaction Processing

Our transaction processing business is characterized by a balanced global footprint and a leading position in each of the four major world travel regions: the Americas, Europe, MEA and APAC, as measured by GDS-processed air segments booked for the year ended December 31, 2012. In 2012, our transaction processing business handled more than 300 million air segments, approximately 28 million hotel bookings, approximately 17 million car rental bookings and approximately two million rail bookings. In the year ended December 31, 2012, we accounted for approximately 26% of the global share of GDS-processed air segments, with a balanced split across regions. In 2012, approximately 162 million tickets were issued through our GDS business. Our GDS business processed up to 2.7 billion travel-related messages per day in 2012. In 2012, we earned approximately $1.8 billion in transaction processing revenue, consisting primarily of approximately $1.6 billion from airlines, approximately $129 million from hotels and approximately $79 million from car rental companies.

We provide transaction processing and a distribution vehicle for travel suppliers to facilitate efficient aggregation and distribution of travel inventory to travel agencies and ultimately to end customers globally. Our transaction processing business obtains content, including pricing, availability, reservations, ticketing and payment, from travel suppliers and distributes it to both online and traditional travel agencies. Travel agencies are given the ability to shop and book across hundreds of suppliers in real time, handle payment processing and other fulfillment services on behalf of clients and suppliers, perform customer service functions, such as changes, cancellations and re-issues, and efficiently manage activity through direct data feeds from the transaction processing business to the agency mid- and back-office systems. We typically earn a fee from travel suppliers for each segment booked, cancelled or changed. In connection with these bookings, we generally pay commissions or provide other financial incentives to travel agencies to encourage greater use of our transaction processing business. Travel agencies complete transactions through our systems to distribute the travel inventory to end customers.

We are balanced across the four major travel regions, which allows us to be well positioned to take advantage of growth in each major travel region and emerging countries, in particular, where the number of air passengers boarded are forecast to grow faster than the Americas and Europe. This geographic balance also helps to insulate us from downturns related to specific regional economies. In 2012, our balanced share of air segments processed through our GDS was 45%, 26%, 18% and 11% in Americas, Europe, APAC and MEA, respectively, based on industry global distribution of GDS-processed air segments of 42%, 32%, 16% and 10%, respectively, in each region.

Travel Suppliers.    Our relationships with travel suppliers extend to airlines, hotels, car rental companies, rail networks, cruise and tour operators and destination service providers. Travel suppliers’ process, store, display, manage and distribute their products and services to travel agencies through GDSs and other distribution channels. Through participating carrier agreements (for airlines) and various agreements for other travel suppliers, airlines and other travel suppliers are offered varying levels of services and functionality at which they can participate in our GDS. These levels of functionality generally depend upon the travel supplier’s preference as well as the type of communications and real-time access allowed with respect to the particular travel supplier’s host reservations systems.

We connect travel suppliers with travel agencies across over 170 countries to distribute supplier inventory that is aggregated from approximately 400 airlines, approximately 330 hotel chains covering more than 93,000 hotel properties, approximately 25 car rental companies covering more than 35,000 car rental locations and 10 major rail networks worldwide, as well as approximately 50 cruise and tour operators.

The table below lists alphabetically Travelport’s largest airline suppliers in the Americas, Europe, MEA and APAC for the year ended December 31, 2012, based on revenue:

Americas	Europe	MEA	APAC
American Airlines	Alitalia Airlines	Emirates Airlines	Emirates Airlines
Delta Air Lines	British Airways/Iberia	Qatar Airways	Jet Airways India
Frontier Airlines	Lufthansa Airlines	Saudi Arabian Airlines	Qantas Airways
United Airlines	TAP Air Portugal	South African Airways	Singapore Airlines
US Airways	Turkish Airlines	Turkish Airlines	Thai Airways

Our standard transaction processing distribution agreements with air, hotel and car rental suppliers are open-ended or roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Our contracts with a majority of our top fifteen airline suppliers, as measured by revenue for the year ended December 31, 2012, are in place until 2013 and beyond, unless earlier terminated pursuant to the specific terms of each contract. Our top 15 travel suppliers (by revenue), all of which are airlines, have been customers on average for more than ten years and, for the year ended December 31, 2012, represented approximately 40% of transaction processing revenue. We have a high renewal rate with our travel suppliers.

We have entered into a number of specific-term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure full-content. Full-content agreements allow our travel agency customers to have access to the full range of our airline suppliers’ public content, including the ability to book the last available seat, as well as other functionality. The typical duration of these agreements ranges from two to five years. We have secured full-content agreements with approximately 80 airlines (including low cost carriers) worldwide, including all the major airlines in North America other than American Airlines, as well as European and Asian airlines such as British Airways, Air France, KLM, Lufthansa, Swiss, Alitalia, Qantas and Singapore Airlines. Bookings attributable to such full-content agreements comprised 67% of our air segments in the year ended December 31, 2012. Certain full content agreements expire, or may be terminated, during 2013. For example, though we have participation agreements with these airline suppliers in which they participate in our GDSs, full-content agreements with airlines representing approximately 18% of our transaction processing revenue for the year ended December 31, 2012 are up for renewal or are potentially terminable by such carriers in 2013. See Part IA — “Risk Factors.”

We have approximately 55 low cost carriers (“LCCs”) participating in our GDS, with our top 10 LCCs by revenue, accounting for approximately 5% of our air segments in the year ended December 31, 2012. Frontier Airlines, AirTran Airways and Air Berlin represented the largest number of segments attributable to LCCs during the period. Our segment volume from LCCs increased by 9% for the year ended December 31, 2012, in contrast to a 3% decline in segments attributable to traditional carriers compared to the prior year. We believe that our geographic breadth makes us a compelling source of value for most major LCCs, although LCC activity on the GDS relative to legacy airlines remains at an early stage of development in terms of the level of booking activity. In addition, the choice and level of participation is driven by the relevance of the GDS in the countries and regions in which the LCCs choose to distribute and sell. For example, our leading position with LCCs, including participation of both Jet Blue and Southwest Airlines in the United States, JetStar in APAC and easyJet and Jet2 in Europe, is indicative of the value that travel suppliers place on the scale and breadth of a GDS’s footprint. We believe that we are well positioned to capture growth from the LCCs due to our global footprint in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

We have relationships with approximately 330 hotel chains, representing more than 93,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 20 hotel aggregators resulting in 375,000 unique hotel properties bookable through Travelport Rooms and More. Our top hotel suppliers for the year ended December 31, 2012 were Hilton, Intercontinental Hotel Group and Marriott Hotels, which together accounted for approximately 40% of our hotel revenue in this period. We have a relationship with approximately 25 car rental companies, representing over 35,000 car rental locations, providing seamless availability and instant confirmation for virtually all customers. Our top five car rental company suppliers for the year ended December 31, 2012 were Avis, Budget, Enterprise, Hertz and National, which together accounted for approximately 67% of our car rental revenue in this period. We provide electronic ticketing solutions to 10 major international and national rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Amtrak (United States), Eurostar Group (United Kingdom/France) and AccessRail (United States), which accounted for all of our rail revenue for the year ended December 31, 2012.

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

Our transaction processing business also facilitates travel agencies’ internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings, including a wide array of mid- and back-office service providers. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and online booking solutions.

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

Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agency customers, as measured by booking fees, have, on average, been customers for over ten years, and booking fees attributable to their activities in the year ended December 31, 2012 represented approximately 30% of our transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2012 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline and Expedia. In the year ended December 31, 2012, regional travel agencies (such as TrailFinders) accounted for approximately 64% of bookings, online travel agencies were the next largest category, representing approximately 22% of bookings, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers in 2012 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our largest leisure travel agency customers in 2012 include AAA Travel, Carlson Leisure Group, Kuoni and GTT Global/USA Gateway.

New Products and Products in Development.    We have a continuous pipeline of new products and enhancements to our transaction processing business as we aim to lead change in the global travel industry by delivering innovation and technology solutions to empower all travel businesses now and into the future. We categorize under four headings:

•

Content.    Our goal is to deliver unrivaled travel content by providing the broadest range of travel modes, fares, rates and other content to the widest possible audience through whatever medium they choose to access it. Central to this is our airline content ranging from LCCs to full service carriers, including airline ancillary services. A dramatic change in travel is the emergence of a new airline merchandising model – the growing shift to unbundled offerings, customized fare families and unique branded fares. Through constant advancements, we are developing the tools needed to efficiently access, arrange, book and process payment for these new airline services through Travelport, as well as customized offerings from travel providers in every sector. Our expanding hotel content includes the best rates at more than 346,000 properties (when we include Travelport Rooms and More), and we are continuing to grow our non-traditional core GDS content to include enhancements to our rail, cruise, tour and other content offerings.

•

Search.    We are committed to delivering the best informed choice, quickly and accurately. Travelport e-Pricing™, the core of Travelport’s global fare distribution platform, delivers exceptional accuracy, diversity, speed and efficiency. Presenting related content beyond the core search enables enhanced selling opportunities with user-centric results based on nature of travel, personal preferences, supplier preferences and policies.

•

Points of Sale.    Our point of sale solutions enable travel suppliers and agencies to sell and access content the way they want. Through constant advancements, we are developing the tools needed to efficiently access, arrange, book and process payment for these new airline services – as well as customized offerings from travel providers in every sector. We’re providing access to unrivaled content through multiple points of access from green screen to newer GUI formats as seen in Travelport Smartpoint App™, Travelport Smartpoint Go™, Travelport Universal Desktop™, Travelport Rooms and More™ and a wide and fast growing range of mobile tools and applications.

•

Open Platform.    Our open platform allows faster deployment of new capabilities, increased consistency, and overall better value for all participants in the travel distribution process. This enables others in the travel industry to capitalize on our innovative technology framework and seize the opportunity it presents to innovate and develop next generation travel tools and apps. Travelport Universal API™ enables the multi-channel experience and is being used not only by our next generation Travelport Universal Desktop but also by approximately 60 partners in the Travelport Developer Network.

In addition to the above, our majority-owned payment services joint venture, eNett, provides automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States. eNett’s billing and settlement solutions via web-based technology can be integrated or accessed as an independent system.

Airline IT Solutions

We have been a pioneer in IT services for the airline industry, being the first GDS to provide e-ticketing to travel agencies in 1995 and the first GDS to offer an automated repricing solution in 2000. We provide hosting and application development solutions and IT subscription services to Delta and five other airlines and the technology companies that support them, IT subscription services to over 260 airlines and airline ground handlers and data business intelligence services to approximately 159 airlines and airports.

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

We operate the hosting platform for Delta and, until March 2012, we hosted the reservations system for United. The Delta contract, which accounts for substantially all of our hosting revenue after the United agreement termination, expires in 2018. We also provide five other airlines around the world with other reservation system products through our hosting solutions. In December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by Travelport for United. The integration of the United-Continental systems was completed in early March 2012, and we no longer service United’s reservation system. The loss of the master services agreement with United Airlines contributed approximately $69 million and $50 million to the decline in net revenue and EBITDA, respectively, for the year ended December 31, 2012.

•

IT subscription services.    While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of leading-edge IT subscription services for mission-critical applications in fares, pricing and e-ticketing. We provide these services to 263 airlines and airline ground handlers, of which 57 are direct customers and 206 are indirect customers that receive our services through an intermediary. Direct IT subscription customers include Emirates, KLM and SITA. Our IT subscription services include:

•	Fares and Pricing/e-pricing. A fare-shopping tool that enables airlines to outsource fares and pricing functionality to us.

•	Electronic Ticketing. A database and interchange that enables airlines to outsource electronic ticketing storage, maintenance and exchange to us.

•	Rapid Reprice. An automated solution that enables airlines to recalculate fares when itineraries change.

•

Fare Verified.    A comprehensive pre-ticketing fare audit tool that enables airlines to protect against errors or fraud caused by reservation and ticketing agents and incorrectly priced or reissued tickets.

•	Interchange. A system that provides interactive message translation and switching for multiple functions, such as e-ticketing and check-in, between airline partners.

•

Business Intelligence.    We provide data to airlines, travel agencies, hotels, car rental companies and other travel industry participants. Our data sets are critical to these businesses in the management of our own operations and the optimization of our industry position and revenue-generating potential. Travelport Business Intelligence is a leader in providing businesses involved in all aspects of travel with access to both traditional and proprietary business intelligence data sets. We provide this data to 135 airlines, supporting processes such as GDS billing, airline revenue accounting and industry settlement. We also supply marketing-oriented raw data sets, data processing services, consulting services and web-based analytical tools to 44 airlines, travel agencies and other travel-related companies worldwide to support their business processes, such as airline network planning, revenue management, pricing, sales and partnership management. This combined offering of data and analytical capabilities delivers business intelligence to businesses that use the information to enhance their industry position. A primary data product supplies “raw” GDS booking data with details of routes, fares and prices. No personally identifiable data is provided. Our business intelligence tools include Beacon and Clarity, which analyze business specific data for sales planning, network planning, revenue management and channel management.

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

We typically pay an NDC a fee based on the booking fees generated pursuant to the relationship that the NDC establishes with a subscriber, with the NDC retaining subscriber fees billed for these bookings. We regularly review our network of NDCs and periodically revise these relationships. In less developed regions, where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. Although SMO margins are typically higher than NDC margins, an NDC structure is generally preferred in countries where we have the ability to rely upon a strong airline relationship or an NDC’s expertise in a local region or country. We also contract with new NDCs in countries and regions where doing so would be more cost effective than establishing an SMO.

GDS Competitive Landscape.    The marketplace for travel distribution is large, multi-faceted and highly competitive. We compete with a number of travel distributors, including other traditional GDSs, such as Amadeus IT Group SA and Sabre Holdings Corporation, several regional GDS competitors, such as Abacus, application programming interface-based (“API”) direct connections between travel suppliers and travel agencies, and also suppliers’ own websites and other forms of direct booking, such as metasearch engines and other third parties. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd., which is primarily owned by Sabre and a group of Asian airlines; Axess International Network Inc., which is wholly owned by Japan Airlines International Co. Ltd., and INFINI Travel Information, Inc., which is majority owned All Nippon Airways, Co. Ltd.; TOPAS Co., Ltd., which is majority owned by Korean Air Lines Co. Ltd.; and TravelSky Technology Limited, which is majority owned by Chinese state-owned enterprises.

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

For the year ended December 31, 2012, we accounted for 26% of global GDS-processed air segments. We believe we have process and strategies in place to support gains in share in the future, including our partnership with AXESS, a leading domestic GDS in Japan, anticipated to be fully operational by the end of 2013.

Airline IT Solutions Competitive Landscape.    The Airline IT Solutions sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, our competitors with respect to internal reservation and other system services include Amadeus, HP Enterprise Services, ITA, Navitaire LLC, Sabre, SITA and Unisys Corporation, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. The business intelligence services sector of the Airline IT Solutions business is highly competitive, with our ability to market our products dependent on our perceived competitive position and the value of the information obtained through our GDS business. Our primary competitors in this sector are IATA, through its PaxIS product, as well as Amadeus and Sabre.

Technology.    In September 2008, we consolidated our Galileo and Worldspan data centers into a single location in Atlanta, Georgia to support our GDS transaction processing and Airline IT Solutions businesses. Our data center offers a state-of-the-art facility that has completed comprehensive technology upgrades to the latest IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for combined Galileo and Worldspan operations and have historically operated at a 99.99% core systems uptime. The combined data center comprises over eight mainframes, open systems servers and storage and network devices, with maximum peak message rates of more than 46,000 messages per second. The data center processes more than 65 billion transactions each month, averaging 25,000 messages per second. On peak message days, up to 2.7 billion travel-related messages are processed.

The consolidation of our primary data center operations in Atlanta, Georgia is an example of the significant benefits realized as a result of the integration of the Galileo, Apollo and Worldspan systems. By managing all three systems in a state-of-the-art, unified data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Running our business from one facility has allowed us to rationalize more rapidly the links required to connect suppliers to our GDS and to more readily share technology across the systems. This has resulted in reduced complexity for our suppliers. In addition, our balanced geographical presence contributes to efficiency in data center operations as travel agencies from various regions access the system at different times.

Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering transaction processing systems to our GDS customers. In November 2012, we announced a multi-year agreement with IBM under which IBM has delivered significant upgrades to our existing systems architecture and software infrastructure of our technology platform.

Material Agreements

On January 19, 2012, we entered into instruments of resignation, appointment and acceptance with The Bank of Nova Scotia Trust Company of New York, as resigning trustee, and Computershare Trust Company, N.A., as the successor trustee, relating to our 9% Notes Indenture, Senior Notes Indenture and Subordinated Notes Indenture.

On February 14, 2012, we entered into an agreement and general release with Jeff Clarke in connection with his transition from Executive Chairman to Non-Executive Chairman of our Board of Directors. On February 14, 2012, we entered into a letter agreement with Mr. Clarke in connection with his service as our Non-Executive Chairman. Summary descriptions of the agreement and general release and the letter agreement are included in our Current Report on Form 8-K filed with the SEC of February 15, 2012.

On May 8, 2012, we entered into a Credit Agreement, dated as of May 8, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À R.L., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent and collateral agent. A summary description of our 2012 Secured Credit Agreement is included in our Current Report on form 8-K filed with the SEC on May 14, 2012.

On May 8, 2012 and August 23, 2012, we entered into revolving credit loan modification agreements relating to our Fourth Amended and Restated Credit Agreement. Summary descriptions of the Revolving Credit Loan Modification Agreements are included in our Current Reports on Form 8-K filed with the SEC on May 14, 2012 and August 29, 2012, respectively.

In August 2012 and October 2012, we entered into two amendments to the Subscriber Services Agreement with Orbitz Worldwide, dated as of July 23, 2007.

On November 21, 2012, we entered into a new hardware and software agreement with International Business Machines Corporation. A summary description of Amendment 14 (“Amendment 14”) to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, IBM and IBM Credit LLC is included in our Current Report on Form 8-K filed with the SEC on November 28, 2012.

On November 26, 2012, we entered into a compromise agreement with Lee Golding, our then Executive Vice President and Chief Human Resources Officer. A summary description of the compromise agreement is included in our Current Report on Form 8-K filed with the SEC on November 28, 2012.

On December 11, 2012, we amended and restated our senior secured credit agreement pursuant to the Fifth Amended and Restated Credit Agreement and entered into other agreements relating to collateral and guarantees in connection with our senior secured credit agreement, our 2012 secured credit agreement, our second priority secured notes and our unsecured notes. A summary description of the Fifth Amended and Restated Credit Agreement, and related agreements, is included in our Current Report on Form 8-K filed with the SEC on December 12, 2012.

Financial Data of Segments and Geographic Areas

We have one reportable segment. Segment data for our geographic areas is reported in Note 18 — Segment Information to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

We rely on technology that we license or obtain from third parties to operate our business. Vendors that support our core GDS technology include IBM, CA, SAS, Cisco, EMC and RedHat. Certain agreements with these vendors are subject to renewal or negotiation within the next year. In 2010, we obtained licenses to our Transaction Processing Facility operating system from IBM. Associated maintenance, support and capacity are available through at least December 31, 2016 under an agreement with IBM.

Employees

As of December 31, 2012, we had over 3,500 employees worldwide. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to a European Union (“E.U.”) Directive, we have a Travelport European Works Council (EWC) in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

Government Regulations

In the countries in which we operate, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. In addition, certain African and Middle East government trade sanctions affect our ability to operate in Cuba, Iran, Sudan and Syria. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

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

GDS Regulations

Our business is subject to GDS industry specific regulations in the E.U., Canada, India and China.

Historically, regulations were adopted in Canada and the E.U. to guarantee consumers access to competitive information by requiring computerized reservation systems (“CRSs”) (then owned by individual airlines) to provide travel agencies with unbiased displays and rankings of flights. Under the current E.U. CRS Regulations, GDSs and airlines are free to negotiate booking fees charged by the GDSs and the information content provided by the airlines. The E.U. CRS Regulations include provisions to ensure a neutral and non-discriminatory presentation of travel options in the GDS displays and to prohibit the identification of travel agencies in MIDT data without their consent. The E.U. CRS Regulations also require GDSs to display rail or rail/air alternatives to air travel on the first screen of their principal displays in certain circumstances. In addition, to prevent parent carriers of GDSs from hindering competition from other GDSs, parent carriers will continue to be required to provide other GDSs with the same information on their transport services and to accept bookings from another GDS.

There are also GDS regulations in Canada, under the regulatory authority of the Canadian Department of Transport. Under the present regulations, Air Canada, the dominant Canadian airline, could choose distribution channels that it owns and controls or distribution through another GDS rather than through our GDS. Under its agreement with us, Air Canada may not renew its distribution in our GDS.

In 2010, new Civil Aviation Requirements were issued by the Government of India to regulate Computer Reservations Systems operating in India for the purpose of displaying or selling air services, to promote fair competition in the airline sector and to ensure that consumers do not receive inaccurate or misleading information on airline services.

On October 1, 2012, the Interim Regulations on Administering the Permit of Direct Access to and Use of Foreign Computer Reservation System by Foreign Airlines’ Agents in China were published by the Civil Aviation Administration of China (“CAAC”) and became effective on that date. The key element of the new regulations is the introduction of a permit scheme whereby foreign airlines are able to apply to CAAC for approval to allow Chinese-based travel agents to access their nominated foreign CRS provider’s system for the purpose of making international bookings.

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

Many countries have enacted or are considering legislation to regulate the protection of private information of consumers. In the United States, significant legislation is pending at the state and federal level. We cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on our business.

A primary source of privacy regulations to which our operations are subject is the E.U. Data Protection Directive 95/46/EC of the European Parliament and Council (October 24, 1995). Pursuant to this Directive, individual countries within the E.U. have specific regulations related to the trans-border dataflow of personal information (i.e., sending personal information from one country to another). The E.U. Data Protection Directive requires companies doing business in E.U. member states to comply with its standards. It provides for, among other things, specific regulations requiring all non-E.U. countries doing business with E.U. member states to provide adequate data privacy protection when processing personal data from any of the E.U. member states. The E.U. has enabled several means for U.S.-based companies to comply with the E.U. Data Protection Directive, including a voluntary safe-harbor arrangement and a set of standard form contractual clauses for the transfer of personal data outside of Europe. We most recently completed self-certification for our GDS data processing under this safe-harbor arrangement on February 12, 2013. In January 2012, the European Commission issued a draft data protection regulation intended to replace this Directive, and we are monitoring developments in this rulemaking.

The CRS Regulations in force in Europe also incorporate personal data protection provisions that, among other things, classify GDSs as data controllers under the E.U. Data Protection Directive. The data protection provisions contained in the CRS Regulations are complementary to E.U. national and international data protection and privacy laws.

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

Iran Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.

As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

The gross revenue and net profit attributable to these activities in 2012 were approximately $127,000 and $45,000, respectively.

TRW Automotive Holdings Corp. (“TRW”), which may be considered an affiliate of The Blackstone Group, has publicly filed the disclosure reproduced below in its annual report on Form 10-K filed with the SEC on February 15, 2013 as required by Section 13(r) of the Exchange Act. We have no involvement in, or control over, the activities of TRW, any of its predecessor companies or any of its subsidiaries; however, because both we and TRW are controlled by The Blackstone Group, we may be considered an “affiliate” of TRW for the purposes of Section 13(r) of the Exchange Act. We have not independently verified or participated in the preparation of the disclosure by TRW.

TRW Disclosure: “Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

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

•

changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations, including the recent carbon emissions reduction targets for flights to and from the European Union area in 2013;

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

It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown. For the year ended December 31, 2012, we recorded segments and revenue of 20 million and $143 million, respectively, within the southern eurozone countries, which are comprised of Greece, Italy, Spain and Portugal. This represents approximately 7% of our net revenue for the year ended December 31, 2012.

In addition, we have assets included in our balance sheet as of December 31, 2012 totaling $65 million for these countries, including amounts due from the Greek and Italian governments, in the form of value added tax refunds of approximately $37 million. This represents approximately 2% of our total asset value as of December 31, 2012.

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

Our GDS has two different primary categories of customers, namely travel suppliers, which provide travel content to our GDS, and travel agencies, which shop for and book that content on behalf of end customers. The inter-dependence of effectively serving these customer groups, and the resulting network effects, may impact our ability to attract customers. If we are unable to attract a sufficient number of travel suppliers to provide comprehensive travel content, our ability to service travel agencies will be adversely impacted. Conversely, if we are unable to attract or retain a sufficient number of travel agencies, our ability to maintain our large base of travel suppliers and attract new travel suppliers will be impaired.

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

For the year ended December 31, 2012, we accounted for 26% of global GDS-processed air segments. Our share of the GDS industry has been impacted by (i) our acquisition of Worldspan in 2006, (ii) growth in the online travel agent channel compared to traditional travel agencies, particularly in Europe, where our products and services for online travel agencies during the period were less competitive, and (iii) our strategic decision to transition from an NDC operating model in certain Middle Eastern countries to using SMOs, resulting in improved margins but reduced segment volumes. Although we have taken steps to address these developments, our GDS could continue to lose share or may fail to increase our share of GDS bookings.

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

A significant portion of our revenue is derived from fees paid by airlines for bookings made through our GDS. Airlines have sought to reduce or eliminate these fees in an effort to reduce distribution costs. One manner in which they have done so is to differentiate the content, in this case, the fares and inventory, that they provide to us and to our GDS competitors from the content that they distribute directly themselves. In these cases, airlines provide some of their content to GDSs, while withholding other content, such as lower cost web fares, for distribution via their own supplier.com websites unless the GDSs agree to participate in a cost reduction program. Certain airlines have also threatened to withdraw content, in whole or in part, from an individual GDS as a means of obtaining lower booking fees or, alternatively, to charge the GDS to access their lower cost web fares or charge travel agencies for bookings generated in a GDS. Airlines also have aggressively expanded their use of the direct online distribution model for tickets in the United States and in Europe. There also has been an increase in the number of airlines which have introduced unbundled, “à la carte” sales and optional services, such as fees for checked baggage or premium seats, which threaten to further fragment content and disadvantage GDS by making it more difficult to deliver a platform that allows travel agencies to shop for a single, “all-inclusive” price for travel.

We have entered into full-content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the full scope of public fares and inventory which the carriers generally make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in the Asia Pacific region which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full-content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our full-content agreement with American Airlines expired in early 2013, and our full content agreements with other airlines representing approximately 18% of transaction processing revenue for the year ended December 31, 2012 are up for renewal or are potentially terminable by such carriers in 2013. In addition, certain full-content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline suppliers, in which they have agreed to participate in our GDSs, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new full content agreements.

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

We rely significantly on our relationships with airlines, hotels and other travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Adverse changes in any of our relationships with travel suppliers or the inability to enter into new relationships with travel suppliers could reduce the amount of inventory that we are able to offer through our GDS, and could negatively impact the availability and competitiveness of travel products we offer. Our arrangements with travel suppliers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top fifteen air travel suppliers by revenue, combined, accounted for approximately 40% of our revenue from GDS transaction processing for the year ended December 31, 2012.

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

Our business is subject to the risks of non-payment and non-performance by travel suppliers and travel agencies which may fail to make payments according to the terms of their agreements with us. For example, a small number of airlines that do not settle payment through IATA’s billing and settlement provider have, from time to time, not made timely payments for bookings made through our GDS. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, our business, financial condition or results of operations may be adversely affected.

Some of our customers, NDCs counterparties and suppliers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

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

Our GDS utilizes third-party, independently owned and managed NDCs to market GDS products and distribute and provide GDS services in certain countries, including Austria, India, Kuwait, Lebanon, Pakistan, Syria, Turkey, Kazakhstan and Yemen, as well as many countries in Africa. In Asia, where many national carriers own one of our regional competitors, we often use local companies to act as NDCs. In the Middle East, in conjunction with the termination of an NDC agreement on December 31, 2008, we established our own sales and marketing organizations in the United Arab Emirates, Saudi Arabia and Egypt and entered into new NDC relationships with third parties in other countries.

We rely on our NDCs and the manner in which they operate their business to develop and promote our global business. Our top ten NDCs generated approximately $194 million (11%) of our revenue for the year ended December 31, 2012. We pay each of our NDCs a commission relative to the number of segments booked by subscribers with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel suppliers, including airline mergers and alliances, may increase competition from distribution channels related to those travel suppliers and place more negotiating leverage in the hands of those travel suppliers to attempt to lower booking fees further and to lower commissions. Examples include Delta Air Lines, Inc.’s acquisition of Northwest Airlines Corp., the merger of United and Continental Airlines, Lufthansa’s acquisition of Swiss International, Brussels Airlines and Austrian Airlines, Air France’s acquisition of KLM, the acquisition of AirTran Airways by Southwest Airlines and the merger of British Airways and Iberia and the proposed merger of American Airlines and US Airways. In addition, cooperation has increased within the Oneworld, SkyTeam and Star alliances. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel suppliers and travel agencies away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity, which may adversely impact the ability of our business to generate revenue.

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

In addition, any consolidation among the airlines for which we provide IT hosting systems could impact our Airline IT Solutions business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate. For example, the integration of United and Continental resulted in United providing us with notice of termination of the master services agreement for the Apollo reservations system operated by us for United. The integration of the United-Continental systems was completed in early March 2012, and we no longer service United’s reservation system. The loss of the Master Services Agreement with United Airlines contributed approximately $69 million and $50 million to the decline in net revenue and EIBTDA, respectively, for the year ended December 31, 2012.

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

We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of six airlines worldwide, including Delta, and provide IT subscription services for mission-critical applications in fares, pricing and e-ticketing, directly and indirectly, to 263 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively impact revenue. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

Delta, one of our largest IT services customers, completed its acquisition of Northwest, another of our largest IT services customers. As part of their integration, Delta and Northwest migrated to a common IT platform and have reduced needs for our IT services after the integration. As a result of the integration of Delta’s and Northwest’s operations, which we managed, in 2010, the revenue and EBITDA attributable to contracts with these airlines, which include Airline IT Solutions and transaction processing services, decreased for the year ended December 31, 2011 by approximately $22 million and $15 million, as compared to the year ended December 31, 2010 respectively.

In December 2010, United provided us with notice of termination of the master services agreement for the Apollo reservations system operated by us for United. The integration of the United-Continental systems was completed in early March 2012, and we no longer service United’s reservation system. The loss of the master services agreement with United Airlines contributed approximately $69 million and $50 million to the decline in net revenue and EBITDA, respectively, for the year ended December 31, 2012.

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

We have customers in over 170 countries. As a result of having global operations, we are subject to numerous risks. At any given time, one or more of the following principal risks may apply to any or all of countries in which are services are provided:

•	delays in the development, availability and use of the internet as a communication, advertising and commerce medium;

•	difficulties in staffing and managing operations due to distance, time zones, language and cultural differences, including issues associated with establishing management systems infrastructure;

•	differences and changes in regulatory requirements, including anti-bribery rules, data privacy requirements, labor laws and anti-competition regulations;

•	exposure to local economic and political conditions;

•	changes in tax laws and regulations, and interpretations thereof;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights, particularly in the MEA region and Asia;

•	diminished ability to enforce our contractual rights;

•	exchange rate fluctuations and cost and risks inherent in hedging such exposures; and

•	withholding and other taxes on remittances and other payments by subsidiaries.

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

We are highly leveraged. As of December 31, 2012, our total indebtedness was $3,430 million, including $1,485 million of term loans under our senior secured credit agreement, $171 million of term loans under our 2012 secured credit agreement, $225 million of second priority secured notes and approximately $1,433 million of senior and senior subordinated notes. Of these amounts, $1,485 million of term loans under our senior secured credit agreement are due August 2015, and $171 million of term loans are due November 2015. Senior notes of $752 million will mature in September 2014, and $250 million of senior notes will mature in March 2016. If the senior notes due in 2014 are not repaid or refinanced prior to May 2014, the term loans under our senior secured credit agreement and the term loans under our 2012 secured credit agreement will become due in May 2014 and August 2014, respectively. We may not have the ability to repay the debt when it becomes due.

We currently have an additional $98 million available for borrowing under our revolving credit facility. In addition, we currently maintain a $133 million letter of credit facility collateralized by $137 million of restricted cash, and a $13 million synthetic letter of credit facility. As of December 31, 2012, we had approximately $11 million of commitments outstanding under our synthetic letter of credit facility and $118 million of commitments outstanding under our cash collateralized letter of credit facility. Pursuant to our separation agreement with Orbitz Worldwide, we maintain letters of credit under our letter of credit facilities on behalf of Orbitz Worldwide. As of December 31, 2012, we had commitments of approximately $72 million in letters of credit outstanding on behalf of Orbitz Worldwide.

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

In addition to our substantial level of indebtedness discussed above, on October 3, 2011, in connection with the completion of the Restructuring with respect to our direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans due March 27, 2012, Holdings entered into an amended and restated credit agreement in respect of the PIK term loans (the “Holding Company Amended and Restated Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, UBS Securities LLC and Lehman Commercial Paper Inc., as co-syndication agents, and certain lenders from time to time party thereto. As of December 31, 2012, approximately $480 million of the PIK term loans remained outstanding under the Holding Company Amended and Restated Credit Agreement. Pursuant to the Holding Company Amended and Restated Credit Agreement, the maturity date of a $135 million tranche (the “Tranche A Extended PIK Loans”) of the outstanding amount of the PIK term loans originally was extended to September 30, 2012 and then was automatically extended to December 1, 2016, as set forth in the Holding Company Amended and Restated Credit Agreement. The remaining $287.9 million tranche (the “Tranche B Extended PIK Loans”) was extended to December 1, 2016. Interest on the Tranche A Extended PIK Loans and Tranche B Extended PIK Loans is capitalized quarterly in arrears at a rate currently at LIBOR plus 6% and LIBOR plus 13.5%, respectively. Interest is paid-in-kind unless Holdings elects to pay the interest in cash, provided that any such cash payment is permitted under our senior secured credit agreement.

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

Our senior secured credit agreement, our 2012 secured credit agreement and the indentures governing our second priority secured notes and our secured and unsecured notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, under our senior secured credit agreement and our 2012 secured credit agreement, we are required to satisfy and maintain compliance with a maximum total leverage ratio, a first lien leverage ratio and a senior secured leverage ratio, as well as maintain a minimum cash balance at the end of each fiscal quarter. Our ability to meet these requirements can be affected by events beyond our control and, in the longer term, we may not be able to meet such requirements. A breach of any of these covenants could result in a default under our senior secured credit agreement, our 2012 secured credit agreement and our indentures. Upon the occurrence of an event of default under our senior secured credit agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under our senior secured credit agreement could take action or exercise remedies, including proceeding against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement, our 2012 secured credit agreement and our second priority secured notes. If the lenders under our senior secured credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay amounts outstanding under our senior secured credit agreement, as well as our other secured borrowings or unsecured indebtedness, including our notes.

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

We rely upon generally accepted interpretations of tax laws and regulations in the countries in which we have customers and for which we provide travel inventory. We cannot be certain that these interpretations are accurate or that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not pay or collect on behalf of authorities and increase the costs of our products or services, which would increase our costs of operations.

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

Risks Related to Our Relationship with Orbitz Worldwide

We have recorded a significant charge to earnings, and may in the future be required to record additional significant charges to earnings relating to Orbitz Worldwide.

We own approximately 46% of Orbitz Worldwide’s outstanding common stock, which we account for using the equity method of accounting. We recorded losses of $74 million related to our investment in Orbitz Worldwide for the year ended December 31, 2012.

We evaluate our equity investment in Orbitz Worldwide for impairment on a quarterly basis. As of December 31, 2012, the fair market value of our investment in Orbitz Worldwide was approximately $133 million and the carrying value of our investment was nil. The results of Orbitz Worldwide for the year ended December 31, 2012 were impacted by an impairment charge recorded by Orbitz Worldwide amounting to $321 million as a result of the fair value of goodwill and intangible assets related to Orbitz Worldwide’s domestic business being less than the carrying value of such assets. During the fourth quarter of 2012, we wrote off our investment in Orbitz Worldwide as our share of Orbitz Worldwide’s net losses exceeded the carrying value of our investment.

In addition, under our separation agreement with Orbitz Worldwide, we are committed to provide $75 million in letters of credit on behalf of Orbitz Worldwide. As of December 31, 2012, $72 million of such letters of credit are outstanding. In the event Orbitz Worldwide is not able to meet the financial commitments provided under these letters of credit, it could result in a significant charge to our earnings.

Orbitz Worldwide is an important customer of our business.

Orbitz Worldwide is our largest GDS subscriber, accounting for 13% of our total air segments in the year ended December 31, 2012. Our agreements with Orbitz Worldwide may not be renewed at their expiration or may be renewed on terms less favorable to us. In the event Orbitz Worldwide terminates its relationships with us or Orbitz Worldwide’s business is materially impacted for any reason, such as a travel supplier withholding content from Orbitz Worldwide, and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDS, our business and results of operations would be adversely affected.

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

The CRS regulations require GDSs, among other things, to clearly and specifically identify in their displays any flights that are subject to an operating ban within the European Community and to introduce a specific symbol in their displays to identify each so-called blacklisted carrier. We include a link to the European Commission’s blacklist on the information pages accessible by travel agents through our Ask Travelport online facility. We are prohibited from applying a specific symbol to identify a blacklisted carrier in our displays as the European Commission’s blacklist does not currently identify blacklisted carriers with an IATA airline code, although work on a technical solution is currently under way. A common solution for all GDSs is being sought through further dialogue with the European Commission.

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

Not Applicable.

ITEM 2. PROPERTIES

Headquarters and Corporate Offices

Our principal executive office is located in Atlanta, Georgia, under a lease with a term of 12 years that expires in December 2024. We also have an office in Langley in the United Kingdom, under a lease with a term of 20 years which expires in June 2022.

Operations

Our operational business global headquarters are located in our Langley, United Kingdom offices. Our operational business U.S. headquarters are located in Atlanta, Georgia.

In addition, we have leased facilities in 42 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in leased offices in Denver, Colorado, under a 15 year lease expiring in July 2014 and leased offices in Kansas City, Missouri under a lease expiring in February 2021.

The table below provides a summary of our key facilities:

Location	Purpose	Leased / Owned
Atlanta, Georgia	Corporate Headquarters; GDS Operational Business	Leased
Langley, United Kingdom	Operational Business Global Headquarters	Leased
Atlanta, Georgia	Data Center	Leased
Denver, Colorado	Co-location Services	Leased
Kansas City, Missouri	Product Development Center	Leased

Data Centers

We operate a data center out of leased facilities in Atlanta, Georgia, pursuant to a lease that expires in August 2022. The Atlanta facility is leased from an affiliate of Digital Realty Trust, Inc., a global data center provider, following an assignment of the lease by Delta. In September 2008, we moved our primary systems infrastructure and web and database servers for our Galileo GDS operations from our Denver, Colorado facility to the Atlanta, Georgia facility, which, prior to the consolidation, supported our Worldspan operations. The Atlanta data center powers our consolidated GDS operations and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Technology (a subsidiary of Delta). We and Delta each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area. We use our facility in Denver, which we own, to offer co-location services.

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

American Airlines is alleging violations of US federal antitrust laws based on the ways in which we operate our GDS and the terms of our contracts with suppliers and subscribers, including Orbitz Worldwide. American Airlines also alleges that we conspired with other GDSs and travel agencies to exclude American Airlines’ Direct Connect from competition for travel agencies. The suit seeks injunctive relief and damages. Although we believe American Airlines will allege damages that would be material to us if there was an adverse ruling, we believe American Airlines’ claims are without merit, and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition.

On December 22, 2011, we filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against us and other industry participants. On August 16, 2012, the Court dismissed our counterclaims on standing grounds. On September 6, 2012, the Court stayed the case until December 21, 2012 to allow for mediation. The mediation was held on December 12 and 13, 2012. The parties continue to negotiate to resolve their dispute and to settle the case. The stay of the case was lifted on January 15, 2013 and discovery is proceeding.

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

On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the indentures governing such Notes) filed an answer and counterclaim in response to our amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the court that the investment of $135 million described above would violate the terms of the indentures and would constitute an event of default under the indentures if it was made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to us, and by us to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. On April 18, 2012, the trustee filed an amended answer and counterclaims. On February 13, 2013, the court issued a 90-day stay of the litigation. We believe these claims are without merit although no assurance can be given due to the uncertainty inherent in litigation.

NDC Arbitration.    In connection with former third-party NDC arrangements, we were involved in disputes with three of our former NDC partners regarding the payment of certain disputed fees. During the fourth quarter of 2010, the dispute with respect to one such former partner was concluded in our favor by third party arbitrators. In November 2011 and March 2012, in the disputes with different partners, arbitrators rendered decisions against us which resulted in a charge of approximately $35 million in the fourth quarter of 2011, including legal costs. While we disagree with the findings of these arbitration decisions, such decisions are binding and not appealable.

In addition, we are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

ITEM 4. MINE	SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of Travelport Holdings Limited. There is no public trading market for our common stock.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Financing Arrangements” for a discussion of potential restrictions on our ability to pay dividends or make distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2010, 2009 and 2008 and the statement of operations data and statement of cash flows data for the year ended December 31, 2009 and 2008 are derived from audited financial statements that are not included in this Annual Report on Form 10-K and have been restated to retroactively represent discontinued operations as discussed below.

In May 2011, we completed the sale of our GTA business which qualified to be reported as discontinued operations. The gain from the disposal of the GTA business and the results of operations of the GTA business are presented as discontinued operations in our consolidated statements of operations and consolidated statements of cash flows.

The selected historical financial data presented below should be read in conjunction with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data

	Year Ended December 31,
(in $ millions)	2012	2011	2010	2009	2008

Net revenue	2,002	2,035	1,996	1,981	2,171

Costs and expenses
Cost of revenue	1,191	1,211	1,119	1,049	1,186
Selling, general and administrative	446	397	393	412	508
Depreciation and amortization	227	227	210	187	200

Total costs and expenses	1,864	1,835	1,722	1,648	1,894

Operating income	138	200	274	333	277
Interest expense, net	(290)	(287)	(272)	(286)	(342)
Gain on early extinguishment of debt	6	—	2	10	29

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(146)	(87)	4	57	(36)
Provision for income taxes	(23)	(29)	(47)	(23)	(27)
Equity in losses of investment in Orbitz Worldwide	(74)	(18)	(28)	(162)	(144)

Net loss from continuing operations	(243)	(134)	(71)	(128)	(207)
(Loss) income from discontinued operations, net of tax	—	(6)	27	(741)	31
Gain from disposal of discontinued operations, net of tax	7	312	—	—	—

Net (loss) income	(236)	172	(44)	(869)	(176)
Net loss (income) attributable to non-controlling interest in subsidiaries	—	3	1	(2)	(3)

Net (loss) income attributable to the Company	(236)	175	(43)	(871)	(179)

Balance Sheet Data

	December 31,
(in $ millions)	2012	2011	2010	2009	2008

Cash and cash equivalents	110	124	94	124	292
Total current assets (excluding cash and cash equivalents and assets of discontinued operations)	372	351	350	312	310
Assets of discontinued operations	—	—	1,066	1,091	1,907
Property and equipment, net	416	431	484	410	444
Goodwill and other intangible assets, net	1,899	1,981	2,070	2,147	2,229
All other non-current assets	361	457	436	262	388

Total assets	3,158	3,344	4,500	4,346	5,570

Total current liabilities (excluding liabilities of discontinued operations)	687	623	564	531	535
Liabilities of discontinued operations	—	—	555	526	616
Long-term debt	3,392	3,357	3,796	3,640	3,783
All other non-current liabilities	281	321	257	241	217

Total liabilities	4,360	4,301	5,172	4,938	5,151

Total equity	(1,202)	(957)	(672)	(592)	419

Total liabilities and equity	3,158	3,344	4,500	4,346	5,570

Statement of Cash Flows Data

	Year Ended December 31,
(in $ millions)	2012	2011	2010	2009	2008

Net cash provided by operating activities of continuing operations	181	124	181	166	67
Net cash (used in) provided by operating activities of discontinued operations	—	(12)	103	73	57
Net cash (used in) provided by investing activities	(89)	556	(241)	(55)	(84)
Net cash (used in) provided by financing activities	(106)	(791)	(22)	(317)	6
Effects of changes in exchange rates on cash and cash equivalents	—	5	4	5	(10)

Net (decrease) increase in cash and cash equivalents	(14)	(118)	25	(128)	36

Other Financial Data

	Year Ended December 31,
	2012	2011	2010	2009		2008

Ratio of earnings to fixed charges (a)	n/a	n/a	n/a	1.17	x	n/a

(a)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide, plus fixed charges net of interest capitalized and adjusted for amortization of capitalized interest and non-controlling interest in pre-tax income of subsidiaries that have not incurred fixed charges. Fixed charges comprise interest for the period and include amortization of debt financing costs, interest capitalized and the interest portion of rental payments. For each of the years ended December 31, 2012, 2011, 2010 and 2008, earnings were insufficient to cover fixed charges by $146 million, $86 million, $1 million and $39 million, respectively.

Selected Quarterly Financial Data — Unaudited

Provided below is selected unaudited quarterly financial data for 2012 and 2011:

	2012
(in $ millions)	First	Second	Third	Fourth
Net revenue	550	506	489	457
Cost of revenue	322	301	296	272
Operating income (loss)	66	62	27	(17)
Net loss from continuing operations	(12)	(20)	(40)	(171)
Net loss	(12)	(20)	(40)	(164)
Net loss attributable to the Company	(11)	(20)	(41)	(164)

	2011
(in $ millions)	First	Second	Third	Fourth
Net revenue	531	530	509	465
Cost of revenue	317	310	313	271
Operating income	79	66	51	4
Net loss from continuing operations	(14)	(10)	(26)	(84)
Net (loss) income	(24)	306	(26)	(84)
Net (loss) income attributable to the Company	(23)	306	(26)	(82)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with the consolidated financial statements and related notes reported in accordance with US GAAP and included elsewhere in this Annual Report on Form 10-K. The discussion includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements”. Unless otherwise noted, all amounts are in $ millions.

Overview

We are a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry. We believe we are one of the most diversified of such companies in the world.

Our global distribution systems (“GDS”) business provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS business provides travel distribution services to approximately 810 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2012, approximately 162 million tickets were issued through our GDS business. Our GDS business processed up to 2.7 billion travel-related messages per day in 2012.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta, as well as five other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 400 airlines, airports and airline ground handlers globally.

Our payment services venture with eNett provides secure and cost effective automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Years Ended December 31,		Change		Years Ended December, 31		Change
(in $ millions, except segment data)	2012	2011	$	%	2011	2010	$	%
Travelport KPIs
Net revenue	2,002	2,035	(33)	(2)	2,035	1,996	39	2
Operating income	138	200	(62)	(31)	200	274	(74)	(27)
Travelport Adjusted EBITDA	455	507	(52)	(10)	507	545	(38)	(7)
Segments (in millions)
Americas	170	176	(6)	(3)	176	172	4	2
Europe	84	85	(1)	(1)	85	84	1	1
APAC	54	56	(2)	(3)	56	55	1	2
MEA	39	38	1	2	38	38	—	(1)
Total	347	355	(8)	(2)	355	349	6	2

We monitor the performance of our business based on both financial and operational measures. These include the following:

Travelport Adjusted EBITDA

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation and amortization, interest, income tax, and other costs that we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We define Travelport Adjusted EBITDA as net loss from continuing operations before equity in losses of investment in Orbitz Worldwide, interest expense, net, provision benefit for income taxes, depreciation and amortization and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

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

The following table provides a reconciliation of Travelport Adjusted EBITDA to net loss from continuing operations:

	Years Ended December 31,
(in $ millions)	2012	2011	2010
Net loss from continuing operations	(243)	(134)	(71)
Equity in losses of investment in Orbitz Worldwide	74	18	28
Provision for income taxes	23	29	47
Depreciation and amortization	227	227	210
Interest expense, net	290	287	272

EBITDA	371	427	486
Adjustments:
Corporate costs (1)	19	15	36
GAAP Restructuring charges (2)	—	4	11
Equity-based compensation	2	5	5
Litigation and related costs (3)	53	50	—
Gain on extinguishment of debt	(6)	—	(2)
Other—non cash (4)	16	6	9

Total adjustments	84	80	59

Travelport Adjusted EBITDA	455	507	545

(1)	Corporate transaction costs represents costs related to strategic transactions (including the proposed offering of securities in 2010), internal re-organization and other costs related to non-core business.

(2)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(3)	Litigation and related costs predominately relates to the American Airlines and bond holder litigation costs incurred in 2012, and NDC arbitration costs incurred in 2011.

(4)	Other primarily includes (i) $7 million of write-off and impairment of non-current assets for the year ended December 31, 2011, (ii) unrealized (gains) losses on foreign currency derivatives contracts and euro-denominated debt (totaling $16 million, $(1) million, and $3 million for the years ended December 31, 2012, 2011 and 2010, respectively).

Segments

We record and charge one booking fee for each segment of an air travel itinerary (e.g., two segments for a round-trip airline ticket) and one booking fee for each hotel booking, car rental or cruise booking, regardless of the length of time or cost associated with the booking. Average revenue per segment (“RevPas”) is calculated by dividing our transaction processing revenue by total available segments for the period.

Net Revenue

Transaction Processing Revenue:    Transaction processing revenue is primarily derived from transaction fees paid by travel suppliers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDS operate an electronic marketplace in which travel suppliers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel suppliers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel suppliers’ services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related suppliers for reservations booked through the GDS.

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

In international markets, we employ a hybrid sales and marketing model consisting of direct sales, SMOs and indirect NDCs. In the United States, we only employ a SMO model. In markets supported by our SMOs, we enter into agreements with subscribers which provide for incentives in the form of development advances, including cash payments, equipment or other services at no charge. The amount of the development advance varies depending upon the expected volume of the subscriber’s business. We establish liabilities for these development advances at the inception of the contract and defer the expense. The development advance expense is then recognized as revenue is earned in accordance with the contractual terms. In markets not supported by our SMOs, we utilize an NDC structure, where feasible, in order to take advantage of the NDC partner’s local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers’ computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC’s territory.

Airline IT Solutions Revenue:    We also provide technology services and solutions for the airline and hotel industry focusing on marketing and sales intelligence, reservation and passenger service system and e-commerce solutions. Such revenue is recognized as the service is performed.

Operating Income

Operating income consists of net revenue less cost of revenue, selling, general and administrative (“SG&A”) expenses and depreciation and amortization.

Cost of revenue consists of direct costs incurred to generate revenue, including inducements paid to travel agencies who subscribe to our GDS, commissions and costs incurred for NDCs and costs for call center operations, data processing and related technology costs. Technology management costs, data processing costs and telecommunication costs included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating our internet sites and payments to outside contractors.

SG&A expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions:    Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. For the year ended December 31, 2012, approximately 82% of our segment volumes were represented by air segments flown, 4% of segment volumes attributable to other air segments (such as cancellations on the day of travel), with land and sea bookings accounting for 14%. Between 2003 and 2011, air travel volumes increased at a compounded annual growth rate of 5.5%, approximately twice the rate of global GDP.

Consolidations within the Airline Industry:    As a result of consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs for our IT services. Further, following the merger of United Airlines with Continental Airlines in 2010, we received notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United — Continental system was completed in early March 2012 and we no longer service United’s reservation system. The loss of the Master Service Agreement (“MSA”) with United Airlines contributed approximately $69 million and $50 million to the decline in net revenue and EBITDA, respectively for the year ended December 31, 2012.

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

Foreign Exchange Movements:    We transact business primarily in US dollars. We have euro denominated debt and while the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). We use foreign currency derivative contracts including forward contracts and currency options to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated debt, receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these foreign currency contracts largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

We have been involved in disputes with three of our former NDC partners regarding the payment of certain disputed fees. During the fourth quarter of 2010, the dispute with respect to one such former partner was concluded in our favor by third party arbitrators. In November 2011 and March 2012, in the disputes with different partners, arbitrators rendered decisions against us which have had a material adverse impact on our results of operations.

In addition, we are currently in dispute with American Airlines regarding its GDS distribution agreement (as amended). American Airlines is also alleging, among other things, violations of US federal antitrust laws. We are also involved in legal proceedings related to the Restructuring with Computershare Trust Company, N.A., the trustee under the Indentures governing our outstanding Senior Notes and Senior Subordinated Notes. We believe these claims are without merit and, while no assurance can be provided due to the uncertainty inherent in litigation, we do not believe the outcome of these disputes will have a material adverse effect on our results of operations or liquidity condition.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Net revenue	2,002	2,035	(33)	(2)

Costs and expenses
Cost of revenue	1,191	1,211	(20)	(2)
Selling, general and administrative	446	397	49	12
Depreciation and amortization	227	227	—	—

Total costs and expenses	1,864	1,835	29	2

Operating income	138	200	(62)	(31)
Interest expense, net	(290)	(287)	(3)	(1)
Gain on early extinguishment of debt	6	—	6	*

Loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(146)	(87)	(59)	(68)
Provision for income taxes	(23)	(29)	6	21
Equity in losses of investment in Orbitz Worldwide	(74)	(18)	(56)	*

Net loss from continuing operations	(243)	(134)	(109)	(81)
Loss from discontinued operations, net of tax	—	(6)	6	*
Gain from disposal of discontinued operations, net of tax	7	312	(305)	*

Net (loss) income	(236)	172	(408)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Transaction processing revenue	1,834	1,823	11	1
Airline IT solutions revenue	168	212	(44)	(21)

Net revenue	2,002	2,035	(33)	(2)

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Americas	691	719	(28)	(4)
Europe	553	539	14	3
APAC	327	315	12	4
MEA	263	250	13	5

Transaction processing revenue	1,834	1,823	11	1

Transaction processing revenue includes booking fees from airlines and revenue from, hospitality, subscribers, payments processing, and other key adjacencies.

The increase in transaction processing revenue of $11 million (1%) is as a result of a 3% increase in RevPas (transaction processing revenue divided by the number of available segments) and a 2% decrease in segment volumes. The 2% decrease in segment volumes is primarily due to a 6 million (3%) decline in Americas, attributable to the loss of 6 million segments from the MSA with United Airlines, and a 3% decline in APAC.

Airline IT solutions revenue decreased as a result of the loss of the MSA with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Commissions	919	935	(16)	(2)
Telecommunication and technology costs	272	276	(4)	(1)

Cost of revenue	1,191	1,211	(20)	(2)

Cost of revenue decreased by $20 million (2%) as a result of a 2% decrease in commissions paid to travel agencies and NDCs and a 1% decrease in telecommunication and technology costs. The decrease in commission costs is primarily due to a 2% decline in segment volumes partially offset by a 1% increase in the average rate of agency commission. The decrease in telecommunication and technology costs is due to effective cost management.

Selling, General and Administrative (SG&A)

SG&A costs increased by $49 million (12%) for the year ended December 31, 2012, is primarily due to (i) a $16 million increase in unrealized losses on foreign currency contracts and euro-denominated debt, (ii) a $11 million of unfavorable foreign exchange fluctuations, (iii) an $11 million increase in litigation and related costs, and (iv) a $5 million increase in wages and benefits including an increase in pension expense.

Interest Expense, Net

Interest expense, net, increased by $3 million (1%) due to higher effective interest rates.

Gain on Early Extinguishment of Debt

During 2012, we repurchased $14 million of our 9 7/8 % dollar denominated Senior Notes, $11 million of our euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes at a discount, resulting in a $6 million gain from early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established due to forecast losses in certain jurisdictions, and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the tax benefit at the US Federal statutory tax rate of 35% is as follows:

	Year Ended December 31,
(in $ millions)	2012	2011
Tax benefit at US federal statutory rate of 35%	51	30
Taxes on non-US operations at alternative rates	(29)	(55)
Liability for uncertain tax positions	2	(3)
Change in valuation allowance	(44)	(1)
Non-deductible expenses	(4)	(5)
Other	1	5

Provision for income taxes	(23)	(29)

Equity in Losses of Investment in Orbitz Worldwide

We have recorded losses of $74 million in relation to our investment in Orbitz Worldwide for the year ended December 31, 2012 compared to losses of $18 million for the year ended December 31, 2011. These losses reflect our 46% (2011 48%) ownership interest in Orbitz Worldwide. Orbitz Worldwide recorded an impairment charge on certain of its intangible assets amounting to $321 million and $50 million for the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Net revenue	2,035	1,996	39	2

Costs and expenses
Cost of revenue	1,211	1,119	92	8
Selling, general and administrative	397	393	4	1
Depreciation and amortization	227	210	17	8

Total costs and expenses	1,835	1,722	113	7

Operating income	200	274	(74)	(27)
Interest expense, net	(287)	(272)	(15)	(6)
Gain on early extinguishment of debt	—	2	(2)	*

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(87)	4	(91)	*
Provision for income taxes	(29)	(47)	18	38
Equity in losses of investment in Orbitz Worldwide	(18)	(28)	10	36

Net loss from continuing operations	(134)	(71)	(63)	(89)
(Loss) income from discontinued operations, net of tax	(6)	27	(33)	*
Gain from disposal of discontinued operations, net of tax	312	—	312	*

Net income (loss)	172	(44)	216	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Transaction processing revenue	1,823	1,797	26	1
Airline IT solutions revenue	212	199	13	7

Net revenue	2,035	1,996	39	2

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Americas	719	717	2	—
Europe	539	523	16	3
APAC	315	300	15	5
MEA	250	257	(7)	(3)

Transaction processing revenue	1,823	1,797	26	1

Transaction processing revenue includes booking fees from airlines and revenue from, hospitality, subscribers, payments processing, and other key adjacencies.

The increase in transaction processing revenue of $26 million (1%) is as a result of a 2% increase in segment volumes with RevPas remaining flat. The 2% increase in segment volumes is due to a 2% increase in Americas, a 2% increase in APAC, a 1% increase in Europe, offset by a 1% decrease in MEA.

The Airline IT Solutions revenue increase is due to the incremental revenues earned due to the transitioning of United off the Apollo Reservation system.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2011	2010	$	%
Commissions	935	859	76	9
Telecommunication and technology costs	276	260	16	6

Cost of revenue	1,211	1,119	92	8

Cost of revenue increased by $92 million (8%) as a result of a $76 million (9%) increase in commissions paid to travel agencies and NDCs and a $16 million (6%) increase in telecommunication and technology costs. The increase in commission costs is primarily due to a 2% increase in segment volumes and a 6% increase in the average rate of agency commissions.

Selling, General and Administrative (SG&A)

SG&A costs increased by $4 million (1%) due to (i) a $42 million increase in litigation and related costs including $35 million for costs related to NDC arbitration, (ii) approximately $30 million increase in salaries and wages, primarily due to the re-introduction of the employee incentive plan offset by (iii) a $30 million reduction in cost as a result of the favorable impact of effective cost management and the realized impact of foreign exchange derivative instruments, (iv) a reduction in corporate transactions costs of $21 million, primarily due to costs incurred during 2010 related to a proposed offering of securities and (v) $7 million decrease in restructuring charges.

Depreciation and Amortization

Depreciation and amortization increased by $17 million (8%) primarily due to increased depreciation following a significant purchase of new software and equipment in March 2010 and other fixed assets additions.

Interest Expense, Net

Interest expense, net increased by $15 million (6%) primarily due to (i) an increase of $31 million as a result of higher interest rates arising from amendments made to the senior secured credit agreement in the fourth quarter of 2010, (ii) an increase of $11 million as a result of incremental fees and expenses arising from our debt restructuring in September 2011, partially offset by (iii) a $14 million reduction in interest costs as a result of the early repayment of $655 million of term loans following the sale of our GTA business in the second quarter of 2011, and (iv) a $16 million reduction due to a change in fair value of interest rate derivative instruments.

Gain on Early Extinguishment of Debt

During the year ended December 31, 2010, we repurchased $20 million of our senior notes at a discount, resulting in a $2 million gain from early extinguishment of debt.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates; (ii) a valuation allowance established due to the forecast losses in certain tax jurisdictions; and (iii) certain expenses that are not deductible for tax in the relevant jurisdiction.

The reconciliation from the tax benefit (provision) at the US Federal tax rate of 35% is as follows:

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2012 Compared to December 31, 2011

	As of December 31,		Change
(in $ millions)	2012	2011	$
Current assets	482	475	7
Non-current assets	2,676	2,869	(193)

Total assets	3,158	3,344	(186)

Current liabilities	687	623	64
Non-current liabilities	3,673	3,678	(5)

Total liabilities	4,360	4,301	59

Shareholders’ equity	(1,218)	(970)	(248)
Equity attributable to non-controlling interest in subsidiaries	16	13	3

Total liabilities and equity	3,158	3,344	(186)

Current assets:    The increase of $7 million is primarily due to an increase of $52 million in other current assets; offset by (i) a $14 million decrease in cash and cash equivalents and (ii) a $30 million decrease in accounts receivables primarily due to improvements in days sales outstanding. The increase in other current assets is primarily due to (i) a $40 million increase in restricted cash of subsidiaries, (ii) $8 million increase in the fair value of derivative assets.

Non-current assets:    The decrease of $193 million is due to (i) an $82 million decrease in intangible assets, primarily as a result of amortization, (ii) a $77 million decrease in investment in Orbitz Worldwide (iii) a $15 million decrease in property and equipment, net, primarily as a result of depreciation offset by additions, and (iv) a $19 million decrease in other non-current assets due to decrease in development advances and deferred finance costs.

Current liabilities:    The increase of $64 million is primarily due to a $36 million increase in accrued expenses and other current liabilities, a $38 million increase in deferred income taxes partially offset by a $12 million decrease in the current portion of our long term borrowing. The increase in accrued expenses and other current liabilities is primarily due to, (i) a $40 million increase in customer prepayments due to an increase in volumes of transactions, (ii) a $17 million increase in payroll related costs, (iii) a $13 million increase in deferred revenue, partially offset by, (iv) a $33 million decrease in our derivatives liabilities primarily due to settlement payments on matured derivative contracts.

Non-current liabilities:    The decrease of $5 million is primarily due to a $35 million decreased in deferred income taxes offset by a $35 million net increase in indebtedness and a $5 million increase in other non-current liabilities.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, and a committed credit facility. As of December 31, 2012, our financing needs were supported by $98 million of available capacity under our revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of December 31, 2012, our total leverage ratio was 7.24 compared to the maximum total leverage ratio allowable of 8.0; our first lien leverage ratio was 3.40 compared to the maximum first lien leverage ratio allowable of 4.0; our senior secured leverage ratio was 3.80 compared to the maximum senior secured leverage ratio allowable of 4.95; our cash balance was $110 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our debt agreements, the maximum total leverage ratio with which we need to comply remains at 8.0 until June 30, 2013 and becomes 7.75 for the next two quarterly periods, and the first lien leverage ratio with which we need to comply remains at 4.0 until June 30, 2013 and becomes 3.85 for the next two quarterly periods. The senior secured leverage ratio with which we need to comply reduces to 4.75 as of March 31, 2013 and remains at that level until December 31, 2013.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the loan agreements and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio. Under such circumstances, it is possible we would be required to repay all our outstanding secured debt and unsecured notes. We may not have the ability to repay such amounts.

In December 2012, we amended our Senior Secured Credit agreement as set forth under “—Debt and Financing Arrangements” below. Under continuing terms of our Senior Secured Credit Agreement and 2012 Secured Credit Agreement, we are required to refinance or repay approximately $750 million of our senior notes due 2014 on or prior to May 29, 2014, or the maturity date of our debt under the Senior Secured Credit Agreement and 2012 Secured Credit Agreement will be accelerated from the current maturity dates of August 2015 and November 2015 to May 2014 and August 2014, respectively. We may not have the ability to repay such amounts.

As of the date of this Annual Report on Form 10-K, we announced a restructuring plan, the effect of which, among other things, will be to partially repay the senior notes of approximately $1 billion and exchange all or substantially all of the remaining senior notes with new senior notes due September 2016. In connection with the restructuring, we have entered into a new second priority senior secured credit agreement. In the event that all the senior notes due 2014 are repaid or extended, the maturity of our debt under the Senior Secured Credit Agreement and 2012 Secured Credit Agreement will not be accelerated to May 2014 and August 2014 as reflected above. In this case, substantially all of our debt will be scheduled for repayment in or after August 2015. There is no certainty that this refinancing will be completed.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to exclude the impact of interest payments and to include capital expenditures on property and equipment additions and capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt assumed from previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our credit agreements is broadly computed by dividing the total debt (as defined under our credit agreements) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our first lien leverage ratio under our credit agreements is computed by dividing the total first lien loans (as defined under our credit agreements) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA. Our senior secured leverage ratio under our 2012 Secured Credit Agreement is computed by dividing the total senior secured debt (as defined under our 2012 Secured Credit Agreement) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Year Ended December 31,
(in $ millions)	2012	2011	2010
Travelport Adjusted EBITDA	455	507	545
Less:
Interest payments	(232)	(267)	(232)
Tax payments	(16)	(22)	(24)
Changes in operating working capital	72	(7)	(47)
FASA liability payments	(7)	(16)	(18)
Defined benefit pension plan funding	(27)	(17)	(3)
Other adjusting items (1)	(64)	(54)	(40)

Net cash provided by operating activities of continuing operations	181	124	181
Add: interest paid	232	267	232
Less: capital expenditures on property and equipment additions of continuing operations	(92)	(72)	(173)
Less: repayment of capital lease obligations	(16)	(14)	(10)

Unlevered free cash flow	305	305	230

(1)	Other adjusting items relates to payments for costs included within operating income but excluded from Travelport Adjusted EBITDA. These include (i) $15 million and $21 million payments related to a historical dispute related to a now terminated arrangement with former distributor in the Middle East during the years ended December 31, 2012 and 2011, respectively, (ii) $20 million, $16 million and $30 million of corporate transaction costs payments during the years ended December 31, 2012, 2011 and 2010, respectively, (iii) $28 million and $6 million of litigation and related costs payments during the years ended December 31, 2012 and 2011, respectively, and (v) $1 million, $11 million and $10 million of restructuring related payments made during the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in $ millions)	2012	2011	2010
Cash provided by (used in):
Operating activities of continuing operations	181	124	181
Operating activities of discontinued operations	—	(12)	103
Investing activities	(89)	556	(241)
Financing activities	(106)	(791)	(22)
Effects of exchange rate changes	—	5	4

Net (decrease) increase in cash and cash equivalents	(14)	(118)	25

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

At December 31, 2012, we had $110 million of cash and cash equivalents, a decrease of $14 million compared to December 31, 2011. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Operating activities of continuing operations:    For the year ended December 31, 2012, cash provided by operating activities of continuing operations was $181 million compared to $124 million for the year ended December 31, 2011. The increase of $57 million is primarily due to a $35 million decrease in interest payments and improvements in working capital, offset by a decline in Adjusted EBITDA.

Operating activities of discontinued operations:    For the year ended December 31, 2011, cash used by operating activities of the GTA business was $12 million. The GTA business was disposed of on May 5, 2011.

Investing Activities:    The cash used in investing activities for the year ended December 31, 2012 was primarily in relation to $92 million for capital expenditures. The cash provided by investing activities for the year ended December 31, 2011 consists of $628 million net cash received from the sale of the GTA business, offset by $77 million used for capital expenditure. Capital expenditure includes $5 million related to our disposed GTA business.

Financing Activities:    Cash used in financing activities for the year ended December 31, 2012 was $106 million. This primarily comprised of (i) $296 million of debt repayments, (ii) $42 million of net cash payments on the settlement of derivative contracts, (iii) $20 million of debt finance costs, offset by (vi) $250 million of proceeds from borrowings, including $170 million borrowed under the 2012 Secured Credit Agreement. The cash used in financing activities for the year ended December 31, 2011 was $791 million, and primarily comprised of (i) $672 million of debt repayments, (ii) $100 million of debt finance costs (iii) $89 million of distributions to our parent, offset by (iv) $35 million of revolver borrowings, and (v) $34 million cash received on settlement of derivative contracts.

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

Operating activities of continuing operations:    For the year ended December 31, 2011, cash provided by operating activities of continuing operations was $124 million compared to $181 million for the year ended December 31, 2010. The decrease of $57 million is primarily due to (i) $35 million of incremental interest payments, (ii) $14 million of incremental defined benefit pension plan funding, and (iii) $14 million incremental cash used for other adjusting items, including the payment of NDC arbitration costs.

Operating activities of discontinued operations:    For the year ended December 31, 2011, cash used in operating activities of the GTA business was $12 million, compared to cash provided by operating activities of the GTA business $103 million for the year ended December 31, 2010. The operating activities of the GTA business for 2011 reflect its activities through May 5, 2011, the date of disposal of the business.

Investing activities:    The cash provided by investing activities for the year ended December 31, 2011 was $556 million. This was primarily due to (i) $628 million of net cash received from the sale of the GTA business, offset by (ii) $77 million of cash used for capital expenditures. The cash used in investing activities for the year ended December 31, 2010 was $241 million, primarily due to (i) $182 million used for capital expenditures, including amounts related to the software license from IBM, (ii) $50 million of additional investment in Orbitz Worldwide, (iii) $16 million for business acquisitions, offset by (iv) $7 million relating to sale of assets and restricted cash movement. Capital expenditures include $5 million and $9 million for the years ended December 31, 2011 and 2010, respectively, related to our disposed GTA business.

Financing activities:    Cash used in financing activities for the year ended December 31, 2011 was $791 million. This primarily comprised (i) $672 million of principal repayments of indebtedness, including $655 million of term loan repayments primarily from sale proceeds of the GTA business, (ii) $100 million of cash used for debt finance costs associated with the Restructuring (iii) $89 million of capital distribution to our parent, offset by (iv) $35 million of revolver borrowings, and (v) $34 million cash received on settlement of derivative contracts. The cash used in financing activities for the year ended December 31, 2010 was $22 million and primarily consisted of (i) $517 million of proceeds from new borrowings, offset by (ii) $318 million of debt repayments; (iii) $137 million of cash restricted for “Tranche S” term loans; (iv) $61 million of net cash payments on the settlement of derivative contracts; and (v) $20 million of debt finance costs.

Debt and Financing Arrangements

The following table summarizes our net debt position as of December 31, 2012 and December 31, 2011:

	December 31,		Change
(in $ millions)	2012	2011	$
Current portion of long-term debt	38	50	(12)
Long-term debt	3,392	3,357	35

Total debt	3,430	3,407	23
Less: cash and cash equivalents	(110)	(124)	14
Less: cash held as collateral	(137)	(137)	—

Net debt	3,183	3,146	37

Secured Debt

As of December 31, 2012, our credit agreements and secured notes provide financing of $2,012 million, consisting of (i) a $1,881 million term loan facility, (ii) a $118 million of external revolving credit facility, (iii) a $133 million letter of credit facility collateralized with $137 million of restricted cash and (iv) a $13 million synthetic letter of credit facility.

On December 11, 2012, we amended and restated our existing Senior Secured Credit Agreement pursuant to the Fifth Amended and Restated Agreement which, among other things, (i) added additional guarantees and collateral from subsidiaries previously excluded from the collateral and guarantee requirements under the Senior Secured Credit Agreement, (ii) amended intercompany transaction restrictions and (iii) increased the interest rate payable to lenders by 25 basis points. In addition, at a future date and upon an additional increase of 50 basis points in the interest rate payable to lenders under the Senior Secured Credit Agreement, the Fifth Amended and Restated Agreement (i) permits us to issue additional junior secured debt; (ii) amends the change of control definition to permit holders of our Secured Priority Secured Notes, Senior Notes and Senior Subordinated Notes and holders of term loans issued by our direct parent holding company, Travelport Holdings Limited, to acquire voting stock of Travelport Limited or any of its direct or indirect parents without triggering an event of default under the First Lien Credit Agreement and (iii) amends certain existing covenants. The amendments to the covenants include, but are not limited to: (a) a decrease in the minimum liquidity covenant to $45 million starting on September 30, 2013, (b) a delay in step-downs in the total leverage ratio covenant by four quarters commencing with the quarter ending September 30, 2013, (c) an increase in the general basket for investments to $35 million, and (d) permits us to refinance the Secured Priority Secured Notes, which carry payment-in-kind interest, with new junior secured indebtedness that pays cash interest.

As a result of the Fifth Amendment and Restated Credit Agreement, (i) the interest rates on our euro and dollar denominated term loans due August 2015 increased from EURIBOR plus 4.5% and USLIBOR plus 4.5% respectively to EURIBOR plus 4.75% and US LIBOR plus 4.75%, respectively, and (ii) the interest rates on the dollar denominated “Tranche S” term loans increased from USLIBOR plus 4.5% to USLIBOR plus 4.75%.

On May 8, 2012, we entered into a credit agreement (the “2012 Secured Credit Agreement”) which (i) allowed for $175 million of new term loans issued at a discount of 3%, secured on a junior priority basis to the term loans under the Senior Secured Credit Agreement and on a senior priority basis to Second Priority Secured Notes, (ii) carries interest at USLIBOR plus 9.5% with a minimum USLIBOR floor of 1.5%, payable quarterly, and (iii) added a senior secured leverage ratio test, initially set at 4.95 until December 31, 2012.

Proceeds from the term loans under the 2012 Secured Credit Agreement were used to repay in full $41 million of euro denominated terms loans due August 2013, $121 million of dollar denominated term loans due August 2013 and $3 million of dollar denominated term loans due August 2015.

Foreign exchange fluctuations resulted in a $6 million increase in the principal amount of euro denominated long term debt during the year ended December 31, 2012.

During the year ended December 31, 2012, $14 million of interest was capitalized into the Second Priority Secured Notes.

As of December 31, 2011, we had capacity to borrow $181 million under the revolving credit facility of the Senior Secured Credit Agreement. On May 8, 2012, we entered into a revolving credit loan modification agreement relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015. In August 2012, we entered into a separate agreement relating to $62 million of revolving credit facility loan set to expire in August 2012 that assigned the commitments to a Travelport subsidiary and extended the maturity date to August 2013. The remaining $57 million of capacity under the revolving credit facility remains unchanged and is due to expire in August 2013.

The interest rates on the revolving loans increased from LIBOR plus 4.5% to LIBOR 4.75% pursuant to the Fifth Amended and Restated Credit Agreement. The commitment fee on the revolving loans remains at 300 basis point as at December 31, 2012.

During the year ended December, 2012, we borrowed $80 million and repaid $95 million under the revolving credit facility. At December 31, 2012, we had outstanding borrowings to external lenders of $20 million under the revolving credit facility, with remaining external borrowing capacity of $98 million.

As of December 31, 2012, we had approximately $118 million of commitments outstanding under our cash collateralized letter of credit facility and $11 million of commitments outstanding under our synthetic letter of credit facility. The commitments under these two facilities included approximately $72 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of December 31, 2012, we had $17 million of remaining capacity under our letter of credit facilities.

On September 30, 2011, we amended our then existing Senior Secured Credit Agreement pursuant to the Fourth Amended and Restated Credit Agreement. The Fourth Amended and Restated Credit Agreement, among other things (i) allowed for new second lien term loans secured on a second priority basis, as described further below; (ii) added a minimum liquidity covenant to be effective under certain conditions; (iii) increased our restricted payment capacity; (iv) limits the general basket for investments to $20 million; (v) provided for our payment of a consent fee to various lenders; (vi) requires us to purchase and retire up to $20 million of our Senior Notes under certain conditions for each of the next two years; and (vii) amended our total leverage ratio test, which is initially set at 8.0 until June 30, 2013, and added a first lien leverage ratio test, which is initially set at 4.0 until June 30, 2013.

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

On September 30, 2011, we issued $207.5 million of term loans under the Second Lien Credit Agreement, which we then distributed to Travelport Holdings Limited. On October 3, 2011, Travelport Holdings Limited exchanged its second lien term loans as consideration to purchase $207.6 million of its unsecured PIK term loans at par.

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

During the year ended December 31, 2011, we borrowed $35 million under our revolving credit facility which was repaid in January 2012.

Unsecured Debt

As of December 31, 2012, we had outstanding $122 million aggregate principal amount of senior dollar floating rate notes due 2014, €152 million ($201 million) aggregate principal amount of senior euro floating rate notes due 2014, $429 million aggregate principal amount of 9 7/8% senior dollar fixed rate notes due 2014, and $250 million aggregate principal amount of 9% senior dollar fixed rate notes due 2016 (collectively, the “Senior Notes”). Our euro denominated and dollar denominated floating rate senior notes bear interest at a rate equal to EURIBOR plus 4 5/8% and USLIBOR plus 4 5/8%, respectively. Our Senior Notes are unsecured senior obligations and are subordinated to all our existing and future secured indebtedness (including debts outstanding under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes described under “—Secured Debt” above), but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes described below). Upon the occurrence of a change of control, which is defined in the Indentures governing the Senior Notes, we shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

During the year ended December 31, 2012, we repurchased $14 million of 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes, resulting in a gain of $6 million.

As of December 31, 2012, we had outstanding $247 million aggregate principal amount of 11 7/8% senior subordinated dollar denominated notes due 2016 and €140 million ($184 million) aggregate principal amount of 10 7/8% senior subordinated euro denominated notes due 2016 (collectively, the “Senior Subordinated Notes”). Our Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of the Borrower’s existing and future senior indebtedness and secured indebtedness (including debts outstanding under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes described under “—Secured Debt” above and the Senior Notes described above). Upon the occurrence of a change of control, which is defined in the Indentures governing the Senior Subordinated Notes, we shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

The principal amount of our euro denominated Senior Notes and Senior Subordinated Notes increased by approximately $5 million and decreased by approximately $13 million as a result of foreign exchange fluctuations during the year ended December 31, 2012 and December 31, 2011, respectively.

Guarantees and Covenants

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement, the Second Priority Secured Notes, the Senior Notes and the Senior Subordinated Notes. All obligations under our Senior Secured Credit Agreement, our 2012 Secured Credit Agreement, Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. In addition, our secured debt issued under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries. All obligations under the Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Second Priority Secured Notes, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each U.S. guarantor subject to additional collateral and guarantee obligations.

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

The Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and the Indentures governing the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes, limit our and certain of our subsidiaries’ ability to:

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

Subject to certain exceptions, the Indentures governing the Second Priority Secured Notes, Senior Notes and Senior Subordinated Notes do not permit us or our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. Neither Travelport (Bermuda) Ltd. nor any of its subsidiaries, which together comprise non-US operations of Travelport, guarantees the Senior Notes and the Senior Subordinated Notes. As a result, these entities are less restricted than the Issuer and the guarantor entities in their ability to incur indebtedness. As of December 31, 2012, we were in compliance with the restrictive covenants under the Indentures.

Capital Leases

During the year ended December 31, 2012, we repaid $16 million under our capital lease obligations, terminated $14 million of capital leases and entered into $63 million of new capital leases for information technology assets. During the year ended December 31, 2011, we repaid approximately $14 million under our capital lease obligations and entered into $28 million of capital leases for information technology assets.

Foreign Currency and Interest Rate Risk

Portions of the debt used to finance our operations are exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the year ended December 31, 2012 and 2011 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate and foreign currency derivative contacts, including forward contracts and currency options as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries (primarily to manage our foreign currency exposure to the British pound, Euro and Australian dollar).

During the years ended December 31, 2012, and 2011, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated accounting hedges, although during the year ended December 31, 2010, certain of our derivative financial instruments were designated as hedges for accounting purposes. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to nil, $(2) million and $(50) million for the years ended December 31, 2012, 2011 and 2010, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes, along with the ineffective portion of fluctuations in the fair value of such instruments designated as hedges, are recorded as a component of interest expense, net, in our consolidated statements of operations. Losses on these interest rate derivative financial instruments amounted to $(4) million, $(4) million and $(22) million for the years ended December 31, 2012, 2011 and 2010, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset by the impact of the changes in the value of the underlying risks they are intended to economically hedge. During the year ended December 31, 2010, we recorded the effective portion of designated cash flow hedges in other comprehensive income (loss).

As of December 31, 2012, our interest rate and foreign currency hedges cover transactions for periods that do not exceed two years. As of December 31, 2012, we had a net asset position of $11 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency rates. We used December 31,

2012 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that the impact of a 10% change in interest rates and foreign currency exchange rates with respect to the British pound and Australian dollar on our earnings, fair values and cash flows would not be material.

We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the Euro would result in a charge of $24 million to our consolidated statement of operations, while a 10% decrease in foreign currency exchange rate with respect to the Euro wound result in a benefit of $21 million to our consolidated statement of operations. This exposure to the Euro is primarily a result of our Euro long term debt balances, which are not fully hedged by foreign exchange derivative instruments to offset the fluctuations in Euro exchange rates to the US dollar.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2012. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date; (ii) income tax payments for which the timing is uncertain; (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements; or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Year Ended December 31,
(in $ millions)	2013	2014	2015	2016	2017	Thereafter	Total
Debt (1)	38	772	1,672	920	15	13	3,430
Interest payments (2)	247	236	150	127	3	3	766
Operating leases (3)	13	11	8	7	5	25	69
Purchase commitments (4)	47	35	31	33	—	—	146

Total	345	1,054	1,861	1,087	23	41	4,411

(1)	Under certain circumstances, of the $1,672 million debt maturing in the year ending December 31, 2015, $1,485 million and $171 million are subject to a reduction in maturity to May 2014 and August 2014 respectively (see “—Liquidity and Capital Resources”).

(2)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of December 31, 2012. As of December 31, 2012, we have $61 million of accrued interest on our consolidated balance sheet that will be paid in 2013. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2012, plan contributions of $1 million are expected to be made in 2013. Funding projections beyond 2013 are not practical to estimate. Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2012 we had $23 million of gross unrecognized tax benefit for uncertain tax positions.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Other Commitments:    As part of a restructuring (the “Restructuring”) of our direct parent company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans, we intend to invest $135 million of Second Priority Secured Notes plus accrued interest, into an unrestricted subsidiary, subject to a favorable declaratory judgment ruling. The unrestricted subsidiary will then deliver these Second Priority Secured Notes, plus accrued interest, in satisfaction of the existing $135 million of Holdings’ senior unsecured PIK term loans.

Company Litigation:    We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters as appropriate or, for matters not requiring accrual, we will not have a material adverse effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although we believe our accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on our results of operations or cash flows in a particular reporting period.

On April 12, 2011, American Airlines filed a suit against Travelport and Orbitz Worldwide in the United States District Court for the Northern District of Texas. American Airlines amended its complaint on June 9, 2011 to add Sabre as a defendant. On November 21, 2011, the Court dismissed all but one claim against us, but American Airlines amended its complaint again on December 5, 2011, asserting three new claims and reasserting one previously dismissed claim against us. On February 28, 2012, the Court granted American Airlines leave to reassert a more limited version of one additional claim that was previously dismissed. We again moved to dismiss American Airlines’ new and reasserted claims, but on August 7, 2012, the Court ruled that American Airlines could proceed with its claims. American Airlines is alleging violations of US federal antitrust laws based on the ways in which we operate our GDS and the terms of its contracts with suppliers and subscribers, including Orbitz Worldwide. American Airlines also alleges that we conspired with other GDSs and travel agencies to exclude American Airlines’ Direct Connect from competition for travel agencies. The suit seeks injunctive relief and damages. Although we believe American Airlines will allege damages that would be material to us if there was an adverse ruling, we believe American Airlines’ claims are without merit, and we intend to defend the claims vigorously. While no assurance can be provided, we do not believe the outcome of this dispute will have a material adverse effect on our results of operations or liquidity condition. On December 22, 2011, we filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against us and other industry participants. On August 16, 2012, the Court dismissed our counterclaims on standing grounds. On September 6, 2012, the Court stayed the case until December 21, 2012 to allow for mediation. The mediation was held on December 12 and 13, 2012. The parties continue to negotiate to resolve their dispute and to settle the case. The stay of the case was lifted on January 15, 2013 and discovery is proceeding.

In September 2011, we received letters from Dewey & LeBoeuf LLP as counsel to certain holders of its outstanding Senior and Senior Subordinated Notes (the “Notes”) making certain assertions alleging potential events of default under the Indentures relating to the Restructuring. We disagree with the assertions in the letters and we believe we are in full compliance with the provisions of the Indentures for the Notes. On October 28, 2011, pursuant to the terms of the Restructuring, we filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as initial trustee under the Indentures governing its outstanding Senior Notes, in the United States District Court for the Southern District of New York (the “Court”), and we filed an amended complaint on November 3, 2011. In this declaratory judgment action, we are seeking a ruling from the Court that the investment of $135 million in an unrestricted subsidiary is permissible under the terms of the Indentures and is, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event we do not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made. On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the Indentures governing such Notes) (the “Trustee”) filed an answer and counterclaim in response to our amended complaint. The answer adds Travelport Holdings Limited as a party and seeks a ruling from the Court that the investment of $135 million described above would violate the terms of the Indentures and would constitute an event of default under the Indentures if it was made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to the Company, and by the Company to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC, and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. On April 18, 2012, the Trustee filed an amended answer and counterclaims. On February 13, 2013, the Court issued a 90-day stay of the litigation. We believe these claims are without merit although no assurance can be given due to the uncertainty inherent in litigation.

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

GDS Revenue Recognition

Fees are collected from travel suppliers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDS. Our GDS records revenue for air travel reservations processed through Galileo, Apollo and Worldspan at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of estimated future cancellations and net of anticipated incentives for customers. Cancellations prior to the day of departure are estimated based on the historical level of cancellations rates, adjusted to take into account any recent factors which could cause a change in those rates. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in net revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel suppliers, and travel related accidents.

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

Development Advances

We pay inducements to traditional and online travel agencies for their usage of our GDS. These inducements may be paid at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our GDS. Inducements that are payable on a per transaction basis are expensed in the month the transactions are generated. Inducements paid at contract signing or payable at specified dates are capitalized as development advances and amortized over the expected life of the travel agency contract. Inducements payable upon the achievement of specified objectives are assessed as to the likelihood and amount of ultimate payment and expensed as incurred. If the estimate of the inducements to be paid to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly. In addition, we estimate the recoverability of capitalized development advances based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized changes, cost of revenue will increase as the amounts are written-off. As of December 31, 2012 and December 31, 2011, we recorded development advances of $155 million and $163 million, respectively, which are included on our consolidated balance sheets.

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

The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 14 — Employee Benefit Plans to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with US GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.

The primary assumptions affecting our accounting for employee benefits are as follows:

•

Discount rate:    The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 3.6% for defined benefit pension plans and 3.8% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2012.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $76 million or increase pension liabilities by $93 million, respectively, as of December 31, 2012. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2012 would be to decrease or increase, respectively, the 2012 pre-tax pension expense by $4 million, as the net actuarial losses or gains more than offset the decrease or increase in interest expense.

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

Actual returns on pension assets for 2012, 2011 and 2010 were 11.6%, 5.4% and 12.4%, respectively, compared to the expected rate of return assumption of 7.2%, 7.4% and 6.3%, respectively. The impact of a 100 basis point increase or decrease in the expected return on assets for 2012 would have been to decrease or increase the 2012 pre-tax pension expense by $3 million.

While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and post-retirement employee benefit obligations and our future expense. See Note 14 — Employee Benefit Plans to the consolidated financial statements for more information regarding our retirement benefit plans.

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

Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of its banking counterparty (if the derivative is an asset) or of our own (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustment applied to our derivative position was approximately nil and $11 million as of December 31, 2012 and December 31, 2011, respectively.

We use foreign currency derivative contracts, including forward contracts and currency options, to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt, our foreign currency denominated receivables and payables, and forecasted earnings of foreign subsidiaries (primarily to manage our foreign currency exposure to the British pound, Euro and Australian dollar). A portion of our debt is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2012 and 2011 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on the variable rate borrowings. We currently use interest rate swaps as the derivative instrument in these hedging strategies.

As of December 31, 2012, none of the derivative contracts used to manage our foreign currency and floating interest rate exposures are designated as cash flow hedges, although during the year ended December 31, 2010, certain derivative instruments have been designated as hedges for accounting purposes. The fluctuations in the value of the undesignated derivative instruments and the ineffective portion of derivatives designated as hedging instruments are recognized in earnings in our consolidated statements of operations. However, the fluctuations largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge.

Impairment of Goodwill and Trademarks and Tradenames

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

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We have adopted a qualitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2012. Based on a number of key factors it is determined that it is more likely than not, that the fair value of goodwill and indefinite-lived intangible assets is greater than its carrying amount. As a result of the impairment testing performed in each of the years ended December 31, 2012, 2011 and 2010, we concluded that the fair value of goodwill and other indefinite-lived intangible assets significantly exceeded the carrying value. As a result no impairment of intangibles was recorded in any of these years.

Impairment of Definite-Lived Assets

We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. No indicators were identified during any of the years 2012, 2011 or 2010 requiring testing of our definite-lived assets for impairment.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations. During 2012, a $44 million increase in the valuation allowance was recognized within the provision for income taxes in the consolidated statement of operations.

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

We are exposed to a variety of market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to market risks is managed though the use of financial instruments when considered appropriate. We use interest rate swaps, foreign currency forward contracts and foreign currency options to manage and reduce interest rate and foreign currency exchange rate risk associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We are exclusively an end user of these financial instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivatives through minimum credit standards and diversification of counterparties. Our counterparties are substantial investment and commercial banks with significant experience in providing such derivative financial instruments. More detailed information about these derivative financial instruments is provided in Note 12—Financial Instruments to the consolidated financial statements.

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

Interest Rate Risk

Our primary interest rate exposure as of December 31, 2012 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

We assess our interest rate market risk utilizing a sensitivity analysis based on our interest rate derivatives and a hypothetical 10% change (increase or decrease) in interest rates. We have determined, through such analysis, that the impact of a 10% change in interest rates as of December 31, 2012 would not be material on our earnings. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives and when combined, these do not result in a material impact on our consolidated financial statements.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency risk will remain a market risk exposure for the foreseeable future.

We assess our foreign currency market risk utilizing a sensitivity analysis based on our foreign currency derivatives and a hypothetical 10% change (appreciation or depreciation) in the value of underlying currencies being hedged, against the US dollar as of December 31, 2012. We have determined, through such analysis, that the impact of a 10% change in foreign currency exchange rates with respect to the British pound and Australian dollar would not have a material impact on our earnings for the year ended December 31, 2012.

We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the Euro would result in a charge of $24 million to our consolidated statement of operations, while a 10% decrease in foreign currency exchange rate with respect to the Euro would result in a benefit of $21 million to our consolidated statement of operations. This exposure to the Euro is primarily a result of our Euro long term debt balances, which are not fully hedged by foreign exchange derivative instruments to offset the fluctuations in Euro exchange rates to the US dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Orbitz Worldwide, Inc. with the SEC on March 5, 2013. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act for the year ended December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

(c)    Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 6, 2013, our Board of Directors approved a special payment to our management, including our Named Executive Officers: Gordon Wilson ($135,646); Eric J. Bock ($61,864); Philip Emery ($45,336); Kurt Ekert ($26,786); and Mark Ryan ($23,953). In addition, our Board of Directors approved supplemental awards to Mr. Wilson of $250,000 under the 2012 Long-Term Incentive Plan and $250,000 under the 2013 Long-Term Management Incentive Program. The Board of Directors also approved additional severance of 12 months of base pay for Kurt Ekert in the event that Mr. Ekert’s employment is terminated by the Company without cause or he is constructively terminated, subject to the terms and conditions set forth in Mr. Ekert’s employment agreement. The letter agreement for Mr. Ekert reflecting this change will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Gordon A. Wilson	46	President and Chief Executive Officer; Director
Eric J. Bock	47	Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	49	Executive Vice President and Chief Financial Officer
Kurt Ekert	42	Executive Vice President and Chief Commercial Officer
Mark Ryan	52	Executive Vice President and Chief Information Officer
Jeff Clarke	51	Chairman of the Board of Directors
Douglas M. Steenland	61	Vice Chairman of the Board of Directors
Gavin R. Baiera	37	Director
Anthony J. Bolland	59	Director
Martin J. Brand	38	Director
Paul C. Schorr IV	45	Director

Gordon A. Wilson.    Mr. Wilson has served as our President and Chief Executive Officer, as well as a member of our Board of Directors, since June 2011. Mr. Wilson served as our Deputy Chief Executive Officer from November 2009 until June 2011 and as President and Chief Executive Officer of Travelport’s GDS business (which includes the Airline IT Solutions business) since January 2007. Mr. Wilson has 21 years of experience in the electronic travel distribution and airline IT industry. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant’s Travel Distribution Services Division from July 2005 to August 2006 and for Travelport’s B2B International Markets from August 2006 to December 2006, as well as Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2002, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa in Johannesburg, General Manager of Galileo Portugal and Spain in Lisbon, and General Manager of Airline Sales and Marketing. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

Eric J. Bock.    Mr. Bock has served as our Executive Vice President, Chief Legal Officer and Chief Compliance Officer since August 2006 and as our Chief Administrative Officer since January 2009. Mr. Bock served as our Corporate Secretary from August 2006 to January 2009. In addition, Mr. Bock oversees our legal, government relations, communications, compliance, corporate social responsibility and philanthropic programs and corporate secretarial functions. In addition, Mr. Bock serves as the Treasurer of the TravelportPAC Governing Committee. Mr. Bock also serves on the Board of Directors of numerous subsidiaries of Travelport, as well as Travelport’s Employee Benefits and Charitable Contribution Committees. Mr. Bock is a member of the Board of Directors of eNett. From May 2002 to August 2006, Mr. Bock was Executive Vice President, Law, and Corporate Secretary of Cendant where he oversaw legal groups in multiple functions, including corporate matters, finance, mergers and acquisitions, corporate secretarial and governance, as well as the Travelport legal function since its inception in 2001. From July 1997 until December 1999, Mr. Bock served as Vice President, Legal, and Assistant Secretary of Cendant and was promoted to Senior Vice President in January 2000 and Corporate Secretary in May 2000. Prior to this, Mr. Bock was an associate in the corporate group at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

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

Kurt Ekert.    Mr. Ekert is our Executive Vice President and Chief Commercial Officer with global responsibility for sales, customer engagement, product marketing, pricing, supplier services/content and operations across over 170 countries. Prior to this role, Mr. Ekert was Chief Operating Officer of the Company’s former GTA business, where Mr. Ekert led GTA’s commercial and operating functions, as well as all elements of its online consumer business. Before joining GTA, Mr. Ekert was Senior Vice President, Travelport Supplier Services. Also at Travelport, Mr. Ekert has held the positions of Group Vice President, Strategy and Business Development and Chief Operating Officer, Travelport/Orbitz for Business. Prior to joining Travelport, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. Mr. Ekert serves as a director of Passur Aerospace, Inc.

Mark Ryan.    Mr. Ryan is our Executive Vice President and Chief Information Officer with global responsibility for formulating and executing Travelport’s technology strategy, including software solutions, applications development and IT operations. Mr. Ryan also serves on the Board of Directors of IGT Solutions Private Limited, a joint venture majority owned by Travelport. Prior to joining Travelport, Mr. Ryan was Senior Vice President and Chief Information Officer of Atlanta-based Matria Healthcare. Prior to joining Matria Healthcare in 2005, Mr. Ryan was Chief Technology Officer and a director of Vodafone Global Content Services. From 1999 to 2001, Mr. Ryan was Chief Technology Officer at Weather.com/The Weather Channel. Mr. Ryan also has served as Chief Technology Officer of eBay. Prior to joining eBay, Mr. Ryan spent eighteen years with IBM and was an executive-on-loan to the 1996 Atlanta Olympic Games in the role of chief integration architect.

Jeff Clarke.    Mr. Clarke has served as the Chairman of our Board of Directors since February 2012 and as a member of our Board of Directors since September 2006. Mr. Clarke has served as a member of our Audit Committee and Compensation Committee since February 2012. From June 2011 until February 2012, Mr. Clarke served as our Executive Chairman. From May 2006 until June 2011, Mr. Clarke was as our President and Chief Executive Officer. Mr. Clarke also serves as Chairman of the Board of Directors of Orbitz Worldwide, Inc. Mr. Clarke has served as a Managing Partner at Augusta Columbia Capital Group since February 2012. Mr. Clarke has 26 years of strategic, operational and financial experience with leading high-technology firms. From April 2004 to April 2006, Mr. Clarke was Chief Operating Officer of the software company CA, Inc. (formerly Computer Associates, Inc.). Mr. Clarke also served as Executive Vice President and Chief Financial Officer of CA, Inc. from April 2004 until February 2005. From 2002 through November 2003, Mr. Clarke was Executive Vice President, Global Operations at Hewlett-Packard Company. Before then, Mr. Clarke joined Compaq Computer Corporation in 1998 and held several positions, including Chief Financial Officer of Compaq from 2001 until the time of Compaq’s merger with Hewlett-Packard Company in 2002. From 1985 to 1998, Mr. Clarke held several financial, operational and international management positions with Digital Equipment Corporation. Mr. Clarke serves on the Board of Directors of Red Hat, Inc., a New York Stock Exchange company that is a leading open source technology solutions provider. Mr. Clarke is also a member of the Northeastern University Corporation.

Douglas M. Steenland.    Mr. Steenland has served as our Vice Chairman and as a member of our Audit Committee and Compensation Committee since August 2011. Mr. Steenland is an Executive Advisor to the Blackstone Private Equity Group. Mr. Steenland is Chairman of the Board of Performance Food Group Inc. and holds a portfolio of board directorships, including American International Group, Inc., a New York Stock Exchange company, and its wholly owned subsidiary, International Lease Finance Corporation, Chrysler Group LLC, Digital River, Inc., a Nasdaq company, and Hilton Worldwide Inc. Mr. Steenland previously held numerous executive roles during seventeen years with Northwest Airlines Corporation, most latterly as President and Chief Executive Officer, from October 2004 until its merger with Delta Air Lines in October 2008. In the past five years, Mr. Steenland has also served as a director of Northwest Airlines Corporation.

Gavin R. Baiera.    Mr. Baiera has served as a member of our Board of Directors and a member of our Audit Committee and Compensation Committee since October 2011. Mr. Baiera is a Managing Director at Angelo, Gordon & Co., L.P., a privately-held registered investment advisor currently managing approximately $23 billion. Prior to joining Angelo Gordon, Mr. Baiera was co-head of the Strategic Finance Group at Morgan Stanley which was responsible for all origination, underwriting and distribution of restructuring transactions. Prior to joining Morgan Stanley in 2005, Mr. Baiera was a Vice President of General Electric Capital Corporation concentrating on underwriting and investing in restructuring transactions. Mr. Baiera began his career at General Electric Capital Corporation in their financial management program. Mr. Baiera serves on the Board of Directors of American Media, Inc.

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

Paul C. Schorr IV (“Chip”).    Mr. Schorr has served as a member of our Board of Directors since July 2006 and was the Chairman of our Board of Directors from September 2006 until May 2011. Mr. Schorr has served as Chairman of our Compensation Committee since September 2006. Mr. Schorr has served as a member of our Audit Committee since September 2006 and served as Chairman of the Audit Committee from September 2006 to March 2007. Mr. Schorr is Chairman and Managing Partner of Augusta Columbia Capital Group, where he principally concentrates on investments in technology. Until January 2011, Mr. Schorr was a Senior Managing Director in the Corporate Private Equity Group of Blackstone. Mr. Schorr remains a Senior Advisor to Blackstone on technology investments. Before joining Blackstone in 2005, Mr. Schorr was a Managing Partner of Citigroup Venture Capital in New York where he was responsible for group management and the firm’s technology/telecommunications practice. Mr. Schorr was involved in such transactions as Fairchild Semiconductor, ChipPAC, Intersil, AMI Semiconductor, Worldspan and NTelos. He had been with Citigroup Venture Capital for nine years. Mr. Schorr is a member of the Board of Directors of Ameritas Mutual Holding Company. Mr. Schorr is also a member of the Boards of Jazz at Lincoln Center and a Trustee of both the Whitney Museum of American Art and Snowmass Chapel.

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

The Compensation Committee of our Board of Directors is comprised of Messrs. Schorr (chair), Clarke, Steenland, Baiera and Brand. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

Our Named Executive Officers for the fiscal year ended December 31, 2012 are Gordon Wilson, our President and Chief Executive Officer; Eric J. Bock, our Executive Vice President, Chief Legal Officer and Chief Administrative Officer; Philip Emery, our Executive Vice President and Chief Financial Officer; Kurt Ekert, our Executive Vice President and Chief Commercial Officer; and Mark Ryan, our Executive Vice President and Chief Information Officer.

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

Bonuses.    We pay several different types of bonuses:

•

Discretionary Bonus.    Discretionary bonuses can take the form of signing, sale, transaction and other discretionary bonuses, as determined by the Compensation Committee of our Board of Directors. We paid discretionary bonuses to our Named Executive Officers in 2012, as described in “— Summary Compensation Table” below, and we may elect to pay these types of bonuses again from time to time in the future.

•

Annual Incentive Compensation (Bonus).    We have developed an annual bonus program to align executives’ goals with our objectives for the applicable year. The target bonus payment for each of our Named Executive Officers is specified in each Named Executive Officer’s employment agreement or related documentation and ranges from 100% to 150% of each officer’s base salary. As receipt of these bonuses is subject to the attainment of financial performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. The bonuses paid for 2012 are set forth in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column. Bonuses for 2013 will be paid on an annual basis and will be based upon the achievement of Adjusted EBITDA and revenue targets established by our Board of Directors. For 2013, our Named Executive Officers will have a maximum potential award of twice their target bonus.

•

Retention.    In certain circumstances, we provide additional incentives in order to ensure retention of key executives. In October 2011, we put in place a retention agreement for Mr. Bock with respect to each quarter of 2012.

Long-Term Incentive Compensation.    The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders.

•

Stock Partnership in TDS Investor (Cayman) L.P.    We provide long-term incentives through our TDS Investor (Cayman) L.P. equity incentive plan, which uses different classes of equity and is described further below under “— Our Equity Incentive Plans.” Under the terms of the plan, we may grant equity incentive awards in the form of Class A-2 Units and/or restricted equity units (“REUs”) of our ultimate parent, TDS Investor (Cayman) L.P., a limited partnership, to officers, employees, non-employee directors or consultants. Each Class A-2 Unit represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. Each REU entitles its holder to receive one Class A-2 Unit at a future date, subject to certain vesting conditions.

•

Stock Ownership in Travelport Worldwide Limited.    We provide long-term incentives through our Travelport Worldwide Limited equity incentive plan, which is described further below under “— Our Equity Incentive Plans.” Under the terms of the plan, we may grant equity incentive awards in the form of shares and/or restricted share units in one of our parent companies, Travelport Worldwide Limited (“TWW”), to officers, employees, non-employee directors or consultants. Each share represents a common share of stock in TWW. Each TWW restricted share unit entitles its holder to receive one share at a future date, subject to certain vesting conditions. In 2012, we awarded restricted share units in TWW to Mr. Ryan, as described in more detail below.

•	2012 Executive Long-Term Incentive Plan. We provide cash long-term incentives through our Travelport 2012 Executive Long-Term Incentive Plan (the “2012 LTIP”). Under the terms of the 2012

LTIP, we granted cash-based awards to our Named Executive Officers that will be paid based on continued employment and our achievement of certain performance targets. One quarter of the award is eligible to be paid in March 2013, and the remainder is eligible to be paid in March 2014, with earlier “good leavers” eligible for pro-rata payment.

•

2013 Long-Term Management Incentive Program.    In order to retain our key executives, we provide long-term incentives through our 2013 Long-Term Management Incentive Program. Under the terms of this program, we granted awards to our Named Executive Officers that will be paid based on continued employment and subject to compliance under our debt covenants. The awards under this program vest semi-annually over three years (2013-2015), with 12.5% of the award eligible for vesting in each of the first four semi-annual vesting dates and 25% eligible for vesting in each of the last two semi-annual vesting dates. Following a change in control, earlier “good leavers” are eligible monthly vesting for the period of service plus 18 months.

Pension and Non-Qualified Deferred Compensation.    None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for US executives.

All Other Compensation.    We have a limited program granting perquisites and other benefits to our executive officers.

Employment Agreements.    We have entered into employment agreements with our Named Executive Officers. In 2012, these include letter agreements with Mr. Wilson and Mr. Ryan with respect to certain terms and conditions of their employment. These agreements are described more fully below under “— Employment Agreements” and “— Potential Payments Upon Termination of Employment or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Compensation Committee

Paul C. Schorr IV

Jeff Clarke

Douglas M. Steenland

Gavin R. Baiera

Martin J. Brand

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)		Total ($)
Gordon Wilson,	2012	894,025	77,372	0	1,847,495	254,067	(6)	3,072,959
President, Chief Executive Officer and Director (5)	2011	822,590	87,865	1,227,925	2,532,571	181,966		4,852,916
	2010	797,800	93,315	1,088,747	0	165,672		2,145,534
Eric J. Bock,	2012	600,000	534,360	0	839,125	164,029	(7)	2,137,513
Executive Vice President, Chief Legal Officer and Chief Administrative Officer	2011	600,003	2,389,149	496,220	1,156,204	309,658		4,951,234
	2010	475,000	138,968	694,214	0	101,721		1,409,902
Philip Emery,	2012	568,925	26,277	0	801,835	146,121	(8)	1,543,158
Executive Vice President and Chief Financial Officer (5)	2011	443,033	181,596	334,684	819,785	118,988		1,898,085
	2010	454,746	22,860	605,649	0	114,706		1,197,961
Kurt Ekert,
Executive Vice President and Chief Commercial Officer	2012	424,231	15,092	0	629,125	65,456	(9)	1,133,904
	2011	400,000	16,822	186,943	600,000	61,408		1,265,172
Mark Ryan,
Executive Vice President and Chief Information Officer	2012	390,000	9,154	0	569,125	18,545	(10)	986,824

(1)	Amounts included in this column reflect special payments to each of our Named Executive Officers in April 2012, April 2011 and April 2010, as well as payments to Mr. Bock in the form of sale/transaction bonuses in May 2011 and October 2011 and quarterly retention payments in each quarter of 2012, as well as a transaction bonus paid to Mr. Emery in June 2011. The amounts in this column do not include any amounts paid as annual incentive compensation (bonus) or under our 2012 LTIP, which are reported separately in the column entitled “Non-Equity Incentive Plan Compensation”.

(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”) for restricted equity units (“REUs”) with service and performance-based vesting conditions; share bonus awards that vested immediately; and restricted share units (“RSUs”) with service and performance-based vesting conditions, granted in the relevant year. As a result, the amounts included in this column do not cover the portion of awards for which the performance goals have not yet been established and communicated. The corresponding maximum grant date fair value for the awards for the applicable year are as follows: for Mr. Wilson: $1,828,180 for 2010, $0 for 2011, and $0 for 2012; for Mr. Bock: $1,165,698 for 2010, $0 for 2011 and $0 for 2012; for Mr. Emery: $985,229 for 2010, $0 for 2011, and $0 for 2012; for Mr. Ekert: $611,040 for 2011 and $0 for 2012; and for Mr. Ryan: $0 for 2012. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Assumptions used in the calculation of these amounts are included in footnote 17, “Equity-Based Compensation,” to the consolidated financial statements included in this Form 10-K.

(3)	Amounts included in this column include amounts paid as annual incentive compensation under our performance-based bonus plan, as well as the amounts paid under the 2012 LTIP in respect of 2012 performance of the Company.

(4)	As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FASB ASC 718 value and, thus, any dividends paid to our Named Executive Officers are not included in All Other Compensation.

(5)	All amounts expressed for Messrs. Wilson and Emery (with the exception of equity awards) were paid in British pounds and have been converted to US dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.6255 US dollars to 1 British pound as of December 31, 2012, 1.5545 US dollars to 1 British pound as of December 31, 2011, and 1.5659 US dollars to 1 British pound as of December 31, 2010.

(6)	Includes company matching pension contributions of $81,043, supplemental cash allowance in lieu of pension contributions of $99,223, travel allowance of $8,127, car allowance benefits (and cash allowance in lieu of such benefits) of $59,984 and financial planning benefits of $5,689.

(7)	Includes company matching 401(k) contributions of $15,000, bonus deferred compensation match of $75,262, base compensation deferred compensation match of $21,000, car allowance benefits of $15,250, financial planning/tax preparation benefits of $13,620, tax assistance on such car allowance and financial planning/tax preparation benefits of $21,414, payment of employee FICA on vesting of equity of $1,339 and tax assistance on such FICA of $1,144.

(8)	Includes company matching pension contributions of $88,225, supplemental cash allowance in lieu of pension contributions of $18,994, travel allowance of $8,128, car allowance benefits of $24,870, financial planning benefits of $1,626 and commuting benefits of $4,278.

(9)	Includes company matching 401(k) contributions of $15,000, car allowance benefits of $16,158, financial planning/tax preparation benefits of $13,620, tax assistance on such car allowance and financial planning/tax preparation benefits of $19,732, payment of employee FICA on vesting of equity of $508 and tax assistance on such FICA of $439.

(10)	Includes company matching 401(k) contributions of $15,000, financial planning/tax preparation benefits of $1,488, tax assistance on such financial planning/tax preparation benefits of $742, payment of employee FICA on vesting of equity of $757 and tax assistance on such FICA of $558.

Grants of Plan-Based Awards During 2012

			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Plan Awards			All Other Stock Awards: Number of Shares of Stock Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gordon Wilson,	Non-Equity Incentive Plan		$0	$1,591,037	$2,932,075
President, Chief Executive Officer and Director

Eric J. Bock,	Non-Equity Incentive Plan		$0	$725,000	$1,325,000
Executive Vice President, Chief Legal Officer and Chief Administrative Officer

Philip Emery,	Non-Equity Incentive Plan		$0	$693,925	$1,262,850
Executive Vice President and
Chief Financial Officer

Kurt Ekert,	Non-Equity Incentive Plan		$0	$675,000	$1,225,000
Executive Vice President and
Chief Commercial Officer

Mark Ryan,	Non-Equity Incentive Plan		$0	$525,000	$925,000
Executive Vice President and	TWW Restricted Share Units	5/21/2012				22,440	45,460	68,000
Chief Information Officer

(1)	As noted in footnote 3 to the Summary Compensation Table above, these amounts reflect both our 2012 annual performance-based bonus plan and the 2012 LTIP.

(2)	These amounts reflect maximum grant date value of the award computed in accordance with FASB ASC 718. See footnote 2 to the Summary Compensation Table above.

Employment Agreements

We have employment agreements with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. We have also granted our Named Executive Officers equity-based awards in TDS Investor (Cayman) L.P. and Travelport Worldwide Limited. The severance arrangements for our Named Executive Officers are described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Gordon Wilson, President and Chief Executive Officer

Compensation, Term.    Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a service agreement with Gordon Wilson on May 31, 2011 (as amended on November 7, 2012) in connection Mr. Wilson’s assumption of the role of President and Chief Executive Officer. The service agreement continues until it is terminated by either party giving to the other at least twelve months’ prior written notice. If full notice is not given, we will pay salary and benefits in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Wilson is entitled to a minimum base salary of £550,000, subject to annual increases at the discretion of our Board of Directors. Mr. Wilson is eligible for a target annual bonus of 150% of his base salary. Mr. Wilson’s period of continuous employment with us commenced on May 13, 1991. Mr. Wilson’s current base salary is £550,000.

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

Philip Emery (Executive Vice President and Chief Financial Officer)

Compensation, Term.    Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a contract of employment with Mr. Emery effective October 1, 2009, as amended on March 28, 2011 and November 24, 2011. Mr. Emery’s employment agreement with us continues until it is terminated by either party giving to the other at least 12 months’ prior written notice. If full notice is not given, we will pay salary (and in certain circumstances following a change in control, target bonus) in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Emery currently is entitled to a base salary of £350,000, which is subject to annual increases. Mr. Emery’s period of continuous employment with us commenced on September 11, 2006. Mr. Emery’s target bonus is currently 100% of his base annual salary.

Kurt Ekert, Executive Vice President and Chief Commercial Officer

Compensation, Term.    Travelport, LP, our wholly-owned, indirect subsidiary, entered into an employment agreement with Kurt Ekert, as amended on November 23, 2011 and March 6, 2013, that has a one-year initial term commencing October 21, 2011. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Ekert’s employment agreement also includes provision for the payment of an annual base salary subject to annual review and adjustment, and, he is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Mr. Ekert’s current base salary is $550,000.

Mark Ryan, Executive Vice President and Chief Information Officer

Compensation, Term.    Travelport, LP, our wholly-owned, indirect subsidiary, entered into an employment agreement with Mark Ryan, as amended on December 3, 2012, that has a one-year initial term commencing December 16, 2011. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Ryan’s employment agreement also includes provision for the payment of an annual base salary subject to annual review and adjustment, and he is eligible for a target annual bonus based upon the achievement of certain financial performance criteria of 100% of annual base salary. Mr. Ryan’s current base salary is $400,000.

Restrictive Covenants

As a result of the restrictive covenants contained in their employment agreements and/or equity award agreements, each of the Named Executive Officers has agreed not to disclose, or retain and use for his or her own benefit or benefit of another person our confidential information. Each Named Executive Officer has also agreed not to directly or indirectly compete with us, not to solicit our employees or clients, engage in, or directly or indirectly manage, operate, or control or join our competitors, or compete with us or interfere with our business or use his or her status with us to obtain goods or services that would not be available in the absence of such a relationship to us. Each equity award agreement during their service as an executive officer provides that these restrictions are in place for two years after the termination of employment. In the case of Messrs. Bock, Ekert and Ryan, these restrictions in their employment agreements are effective for a period of two years after employment with us has been terminated for any reason. In the case of Messrs. Wilson and Emery, the restrictions contained in their employment agreements are effective for a period of 12 months following the termination of their employment. Should we exercise our right to place Messrs. Wilson or Emery on “garden leave,” the period of time that they are on such leave will be subtracted from and thereby reduce the length of time that they are subject to these restrictive covenants in their employment agreement.

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

Travelport Worldwide Limited

On December 16, 2011, the Board of Directors of Travelport Worldwide Limited, our indirect parent company, approved the Travelport Worldwide Limited 2011 Equity Plan and the award agreements governing the grants of shares and RSUs to certain of our executives under the Plan. The shares vested immediately, and the RSUs will vest on January 1, 2014, subject to continued employment and the other terms and conditions of the award agreements. Vested RSUs will convert into shares of Travelport Worldwide Limited.

In addition, on May 21, 2012, the Board of Directors of Travelport Worldwide Limited approved a grant of RSUs under the Travelport Worldwide Limited 2011 Equity Plan to Mr. Ryan. Vesting of these RSUs is based on our achievement of EBITDA, cash flow and/or other financial targets established and defined by the Board for the fiscal years 2012 through 2015, and is subject to Mr. Ryan’s continued employment with, subject to earlier acceleration in certain circumstances described in more detail below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2012 Fiscal-Year End

	Stock Awards
Name	Type of Award (1)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (2)
Gordon Wilson, President, Chief Executive	2009 LTIP REUs	n/a	n/a	1,160,430	$307,514
Officer and Director	2011 TWW RSUs	86,592	$344,636	n/a	n/a
Eric J. Bock, Executive Vice President, Chief Legal	2009 LTIP REUs	n/a	n/a	739,921	$196,079
Officer and Chief Administrative Officer	2011 TWW RSUs	55,233	$219,827	n/a	n/a

Philip Emery,	2009 LTIP REUs	n/a	n/a	464,172	$123,006
Executive Vice President and	2010 LTIP REUs	n/a	n/a	509,091	$134,909
Chief Financial Officer	2011 REUs	n/a	n/a	392,500	$104,013
	2011 TWW RSUs	67,551	$268,853	n/a	n/a
Kurt Ekert,	2009 LTIP REUs	n/a	n/a	280,391	$74,304
Executive Vice President and	2010 LTIP REUs	n/a	n/a	339,393	$89,939
Chief Commercial Officer	2011 TWW RSUs	34,579	$137,624	n/a	n/a
Mark Ryan,	2009 LTIP REUs	n/a	n/a	414,742	$109,907
Executive Vice President and Chief	2010 LTIP REUs	n/a	n/a	339.393	$89,939
Information Officer	2011 TWW RSUs	40,375	$160,693	n/a	n/a
	2012 TWW RSUs	68,000	$270,640	n/a	n/a

(1)	This includes all awards authorized by the Board of Directors of TDS Investor (Cayman) L.P. and Travelport Worldwide Limited and includes awards which have not yet been recognized for accounting purposes as being granted.

(2)	The equity underlying these awards is not publicly traded. Payout Value in this column is based upon the established values of each REU or RSU (as applicable) based upon the most recently completed independent valuations of the TDS Investor (Cayman), L.P. or Travelport Worldwide Limited, respectively, as of December 31, 2012. Values for REUs include the value of any cash distribution that will be paid at time of vesting.

Option Exercises and Stock Vested in 2012

Name	Plan or Award Type	Number of Restricted Equity Units Becoming Vested During the Year (1)	Number of TWW Shares Becoming Vested During the Year	Value Realized on Vesting($)
Gordon Wilson,
President, Chief Executive Officer and Director	2009 LTIP REUs	1,159,014		$185,442
Eric J. Bock,
Executive Vice President, Chief Legal Officer and Chief Administrative Officer	2009 LTIP REUs	739,019		$118,243
Philip Emery,	2009 LTIP REUs	463,607		$74,177
Executive Vice President and	2010 LTIP REUs	286,364		$75,886
Chief Financial Officer	2011 REUs	107,500		$28,488
Kurt Ekert,
Executive Vice President and	2009 LTIP REUs	280,048		$44,808
Chief Commercial Officer	2010 LTIP REUs	190,909		$50,591
Mark Ryan,
Executive Vice President and	2009 LTIP REUs	417,650		$66,825
Chief Information Officer	2010 LTIP REUs	190,909		$50,591

(1)	The vesting events reflected above include the January 1, 2012 vesting of the 2011 tranche of REUs granted under the 2009 LTIP and the August 1, 2012 vesting of the 2011 tranche of REUs granted under the 2010 LTIP and separately in 2011 for Mr. Emery only, but do not include the January 1, 2013 vesting of the 2012 tranche of REUs (and those REUs eligible for catch-up vesting) granted under the 2009 LTIP.

Pension Benefits in 2012

No Named Executive Officers are currently participating in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2012

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the United States to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2012, this compensation included base salary, deal/transaction bonuses, discretionary bonuses and annual and quarterly bonuses, and the employer match was 100% of employee contributions of up to 6% of the relevant compensation amount. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of 2012, the table below reflects deferrals and other contributions occurring in 2012 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2012 in respect of 2011 but not amounts deferred in 2013 in respect of 2012.

Name	Beginning Balance at Prior FYE (12/31/2011) ($)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2012) ($)
Gordon Wilson	—	—	—	—	—	—
President, Chief Executive Officer and Director (1)
Eric J. Bock	701,399	83,905	83,905	100,010	0	969,219
Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer (1)
Kurt Ekert	12,612	0	0	1,049	11,385	2,277
Executive Vice President and Chief Commercial Officer (2)
Mark Ryan	0	0	0	0	0	0
Executive Vice President and Chief Information Officer

(1)	Messrs. Wilson and Emery participate in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and, therefore, is not included in this table.

(2)	Mr. Ekert was also a participant in the Travelport Americas, LLC Savings Restoration Plan (the “Savings Restoration Plan”), a non-qualified deferred compensation plan in which certain US executives could contribute until January 1, 2008. The balances in this Non-Qualified Deferred Compensation table, therefore, reflect both the Deferred Compensation Plan and the Savings Restoration Plan for Mr. Ekert.

Potential Payments Upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which our Named Executive Officers would be entitled upon termination of employment on December 31, 2012.

Current	Cash Severance Payment($)	Continuation of Certain Benefits (Present value)($)	Acceleration and Continuation of Equity (Unamortized Expense as of 12/31/2012($)	Total Termination Benefits($)
Gordon Wilson
• Voluntary retirement	0	0	0	0
• Involuntary termination	3,576,100	0	480,447	4,056,547
• Change in Control (CIC)	0	0	480,447	480,447
• Involuntary or good reason termination after CIC	3,576,100	0	0	3,576,100
Eric J. Bock
• Voluntary retirement	0	0	0	0
• Involuntary termination	0	48,851	306,424	355,275
• Change in Control (CIC)	0	0	306,424	306,424
• Involuntary or good reason termination after CIC	0	48,851	0	48,851
Philip Emery
• Voluntary retirement	0	0	0	0
• Involuntary termination	810,718	0	441,379	1,252,098
• Change in Control (CIC)	0	0	451,011	451,011
• Involuntary or good reason termination after CIC	1,968,887	0	0	1,968,887
Kurt Ekert
• Voluntary retirement	0	0	0	0
• Involuntary termination	1,650,000	37,153	217,137	1,904,290
• Change in Control (CIC)	0	0	217,137	217,137
• Involuntary or good reason termination after CIC	2,200,000	37,153	0	2,237,153
Mark Ryan
• Voluntary retirement	0	0	0	0
• Involuntary termination	800,000	32,871	370,578	1,203,449
• Change in Control (CIC)	0	0	438,576	438,576
• Involuntary or good reason termination after CIC	800,000	32,871	0	832,871

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

•

Pro-rata payment under the 2012 LTIP, based on Company performance. Any such payment(s) to departing executives are made at the time at the same time active executives are paid, i.e. March 2013 and March 2014.

Deferred Compensation.    The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan and Savings Restoration Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2012 table above.

Death and Disability.    A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except a pro-rata portion of their annual bonus for the year of death or disability in the case of Messrs. Bock and Ekert.

Involuntary and Constructive Termination and Change-in-Control Severance Pay .    Our Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Ekert and Ryan, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Messrs. Wilson and Emery, a resignation due to fundamental breach of contract. The amounts shown in the table are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the employment agreements:

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

•	Definitions of Cause and Constructive Termination (only applicable to Messrs. Bock, Ekert and Ryan)

•	A termination of the executive by the Company is for cause if it is for any of the following reasons:

•	The executive’s failure substantially to perform executive’s duties for a period of 10 days following receipt of written notice from the Company of such failure;

•	Theft or embezzlement of company property or dishonesty in the performance of the executive’s duties;

•

Conviction which is not subject to routine appeals of right or a plea of “no contest” for (x) a felony under the laws of the United States or any state thereof or (y) a crime involving moral turpitude for which the potential penalty includes imprisonment of at least one year (Mr. Bock only);

•	An act or acts on executive’s part constituting (x) a felony under the laws of the United States or state thereof or (y) a crime involving moral turpitude (Mr. Ekert and Mr. Ryan only);

•	The executive’s willful malfeasance or willful misconduct in connection with his duties or any act or omission which is materially injurious to our financial condition or business reputation; or

•	The executive’s breach of restrictive covenants.

•	A termination by the executive is as a result of constructive termination if it results from, among other things:

•	Any material reduction in the executive’s base salary or annual bonus (excluding any change in value of equity incentives or a reduction affecting substantially all similarly situated executives);

•	The Company’s failure to pay compensation or benefits when due;

•	Material and sustained diminution to the executive’s duties and responsibilities, except in certain circumstances;

•

The primary business office for the executive being relocated by more than 50 miles from Parsippany, New Jersey (Mr. Ekert only), New York, New York (both Messrs. Bock and Ekert) or Atlanta, Georgia (Mr. Ryan only); or

•	The Company’s election not to renew the initial employment term or any subsequent extension thereof (except as a result of the executive’s reaching retirement age, as determined by our policy).

•

Cash severance payment.    For Mr. Wilson, this represents two times the sum of his base salary and target annual bonus. For Mr. Emery, this represents 12 months of salary plus pro-rata target bonus for 2012, and, for a termination following a change in control, 24 months of base annual salary and target bonus (which applies in certain circumstances following a change in control), plus pro-rata target bonus for 2012. For Mr. Ekert, this represents a cash severance payment of two times his base annual salary (and, in certain circumstances following a change in control, one times his target bonus) plus a pro-rata target bonus for 2012. For Mr. Ryan, this represents a cash severance payment of one times his base annual salary plus pro-rata target bonus for 2012. The Company is also required to give Messrs. Wilson and Emery 12 months of notice or pay in lieu of notice. In the case of Messrs. Emery, Ekert and Ryan, they must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits.

•

Continuation of health, welfare and other benefits.    Represents, following a covered termination, continued health and welfare benefits (at active employee rates) for three years (Mr. Bock only) and one year (Mr. Ekert and Mr. Ryan only) and financial planning benefits for one year (Mr. Ekert and Mr. Ryan only), as well as applicable tax assistance on such benefits, provided the executive has executed, delivered and not revoked the Separation Agreement.

•

Acceleration and continuation of equity awards.    Upon termination without cause, as the result of a constructive termination, death or disability, unvested REUs granted to our Named Executive Officers under the 2009 LTIP, 2010 LTIP and 2011 REU awards are converted into a time-based award, and the Named Executive Officer receives vesting of unvested REUs at target based upon pro-rata time served in year of termination plus an additional 18 months divided by number of months remaining in the four year performance period starting with the year of termination. As a result, a termination on December 31, 2012 results in vesting of 100% (30/12ths) of the 2012 tranche of the 2009 LTIP REUs at target (66.7%), vesting of 100% (30/24ths) of the 2012 through 2013 tranches of the 2010 LTIP REUs at target (67%), and vesting of 100% (30/24ths) of the 2012 through 2014 tranches of the 2011 REUs at target (67%). For the RSU awards from 2011, upon termination without cause, as the result of a constructive termination, death or disability, the Named Executive Officer receives vesting of unvested RSUs based on pro-rata time served in the year of termination (beginning January 1, 2012) plus an additional 18 months dividing by the number of months remaining in the two year vesting period starting on January 1, 2012. As a result, a termination on December 31, 2012 results in vesting of 100% (30/24ths) of the RSUs. For the RSUs awarded to Mr. Ryan in 2012, upon a termination without cause, as the result of a constructive termination, death or disability, Mr. Ryan will receive vesting of unvested RSUs at target based on pro-rata time served in the year of termination (beginning January 1, 2012) plus an additional 18 months dividing by the number of months in the four year vesting period. As a result, a termination on December 31, 2012 results in vesting of 62.5% (30/48ths) of the RSUs at target (67%).

•

Payments Upon Change in Control Alone.    The change in control provisions in the current employment agreements for our Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment. In addition, upon a change in control while a Named Executive Officer who was granted 2009 LTIP REUs and 2011 REUs (for Mr. Emery) and 2010 LTIP REUs (for Mr. Emery only, if such change in control occurs following a qualified public offering), is employed by the Company, unvested REUs under the 2009 LTIP, 2010 LTIP and 2011 REUs will vest at target (including any unvested REUs that did not vest in prior year(s) due to not meeting Annual Goals at target) and remaining unvested REUs are forfeited. As a result, in the Potential Payments Upon Termination of Employment or Change in Control table, a change in control on December 31, 2012 results in vesting of 66.7% of the unvested REUs granted to our Named Executive Officers pursuant to the 2009 LTIP and 67% of the unvested REUs granted to our Named Executive Officers pursuant to the 2010 LTIP as well as 2011 REUs. For the 2011 RSU awards, upon a change in control while a Named Executive Officer is employed by the Company, 100% of unvested RSUs will vest. For the 2012 RSU award, upon a change in control while Mr. Ryan is employed by the Company, the unvested RSUs will vest at target (including any unvested RSUs that did not vest in prior year(s) due to not meeting Annual Goals at target) and remaining unvested RSUs are forfeited.

Compensation of Directors

Other than Messrs. Clarke, Steenland and Bolland, none of our other directors receive compensation for their service as a Director, but receive reimbursement of expenses incurred from their attendance at Board of Director meetings. Directors who are also our employees receive no separate compensation for service on the Board of Directors. As compensation for their service on the Board, Mr. Clarke currently receives $350,000 per year as Chairman of our Board, Mr. Steenland receives $250,000 per year as Vice Chairman of our Board, and Mr. Bolland receives $100,000 per year as a director.

The following table contains compensation information for certain of our directors for the fiscal year ended December 31, 2012.

Name	Year	Fee Earned or Paid in Cash ($)	Total ($) (1)
Jeff Clarke, Chairman of the Board	2012	438,355	438,355	(2)
Douglas M. Steenland, Vice Chairman	2012	250,000	250,000
Anthony J. Bolland, Director	2012	100,000	100,000

(1)	Reflects all fees (including performance-based bonuses) paid to certain of our directors with respect to 2012 but does not include travel or other business-related reimbursements. In 2012, we did not pay or grant our non-employee directors stock awards, option awards, non-equity incentive plan compensation, pension benefits or non-qualified deferred compensation or any other compensation other than as set forth in this table. Neither Mr. Steenland nor Mr. Bolland had any outstanding equity at the end of 2012. Mr. Clarke’s outstanding equity is addressed in Part III, Item 12 below.

(2)	Reflects both pro-rated annual fee and pro-rated annual bonus relating to service as a director. This figure does not include any payments related to Mr. Clarke’s service as an executive of the Company through February 14, 2012. As previously disclosed, on February 15, 2013, we entered into a letter agreement with Mr. Clarke to extend Mr. Clarke’s service as our Non-Executive Chairman to May 15, 2013. Pursuant to the letter agreement, beginning February 15, 2013, Mr. Clarke will be paid at a rate of $350,000 per annum as compensation for his service as the Non-Executive Chairman of our Board of Directors. Such fee will be pro-rated for actual time served as a Director beginning on February 15th until May 15th unless further extended by the parties. For the period January 1, 2013 to February 14, 2013, Mr. Clarke will be paid the fee as set forth in the February 2012 letter agreement between the Company and Mr. Clarke, which was previously disclosed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2013 with respect to (i) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings of Class A Units of TDS Investor, (ii) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings in Travelport Worldwide, (iii) each of our Named Executive Officers, (iv) each of our directors and (v) all of our directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of TDS Investor (Cayman) L.P.	Percent Beneficial Ownership of TDS Investor (Cayman) L.P.	Amount of Beneficial Ownership of Travelport Worldwide Limited(1)	Percent Beneficial Ownership of Travelport Worldwide Limited(2)
Blackstone Funds (3)	818,706,823	69.92%	41,951,425	41.28%
TCV Funds (4)	132,049,488	11.28%	6,766,359	6.66%
OEP TP Ltd. (5)	132,049,487	11.28%	6,771,889	6.66%
Angelo, Gordon Funds (6)	—	—	13,433,505	13.22%
Q Investments Funds (7)	—	—	10,359,315	10.19%
Gordon Wilson (8)	8,007,083	*	687,324	*
Eric Bock (8)	2,953,891	*	265,909	*
Philip Emery (8)	1,809,715	*	147,144	*
Mark Ryan (8)	180,134	*	9,230	*
Kurt Ekert (8)	1,093,231	*	98,327	*
Jeff Clarke (8)	20,490,442	1.75%	1,783,288	1.75%
Douglas M. Steenland (9)	818,706,823	69.92%	41,951,425	41.28%
Gavin R. Baiera (10)	—	—	13,433,505	13.22%
Anthony J. Bolland	—	—	—	—
Martin J. Brand (1`)	818,706,823	69.92%	41,951,425	41.28%
Paul C. Schorr IV (12)	818,706,823	69.92%	41,951,425	41.28%
All directors and executive officers as a group (11 persons) (13)	34,534,495	2.95%	2,991,223	2.94%

*	Beneficial owner holds less than 1%.

(1)	Comprises the total amount of beneficial ownership of Travelport Worldwide (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.

(2)	Comprises the percentage of beneficial ownership of Travelport Worldwide (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.

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

(7)	Reflects beneficial ownership of 694,490 common shares of Travelport Worldwide held by Q5-R2 Trading, Ltd., 9,524,345 common shares of Travelport Worldwide held by R2 Top Hat, Ltd. and 140,480 common shares of Travelport Worldwide held by R2 Investments, LDC (collectively, the “Q Investments Funds”). The address of the Q Investment Funds is c/o Q Investments, L.P., 301 Commerce Street – Suite 3200, Fort Worth, Texas 76102.

(8)	The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 1, 2013, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees. In addition, each of our Named Executive Officers holds restricted equity units (“REUs”) that are scheduled to be converted into Class A-2 Units on or about April 15, 2013. Such REUs are not reflected above due to the final performance-based vesting being subject to approval by our Board of Directors.

(9)	Mr. Steenland, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Senior Advisor to the Blackstone Private Equity Group. Amounts disclosed for Mr. Steenland, are also included in the amounts disclosed for the Blackstone Funds. Mr. Steenland disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(10)	Mr. Baiera, a director of the Company and Travelport Worldwide, is a Managing Director of Angelo, Gordon & Co, L.P. Amounts disclosed for Mr. Baiera are also included in the amounts disclosed for the Angelo, Gordon Funds. Mr. Baiera disclaims beneficial ownership of any shares owned directly or indirectly by the Angelo, Gordon Funds.

(11)	Mr. Brand, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Managing Director of The Blackstone Group. Amounts disclosed for Mr. Brand are also included in the amounts disclosed for the Blackstone Funds. Mr. Brand disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(12)	Mr. Schorr, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Senior Advisor to The Blackstone Group. Amounts disclosed for Mr. Schorr are also included in the amounts disclosed for the Blackstone Funds. Mr. Schorr disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(13)	Shares beneficially owned by the Blackstone Funds, the TCV Funds, OEP TP Ltd. and the Angelo, Gordon Funds have been excluded for purposes of the presentation of directors and executive officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the Advisory Fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In 2010, 2011 and 2012, we made payments of approximately $7 million, $5 million and $5 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payments made in 2010, 2011 and 2012 were credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $32 million. In addition, in 2010, 2011 and 2012, we paid approximately nil, $0.1 million and nil, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

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

Orbitz Worldwide.    After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $4 million of revenue and recorded approximately $92 million of expense in 2012. In addition, pursuant to our Separation Agreement with Orbitz Worldwide, we have agreed to issue letters of credit on behalf of Orbitz Worldwide so long as we and our affiliates own at least 50% of Orbitz Worldwide’s voting stock, in an aggregate amount not to exceed $75 million. As of December 31, 2012, we had commitments of approximately $72 million in letters of credit outstanding on behalf of Orbitz Worldwide. We recorded approximately $7 million of interest income in connection with fees associated with such letters of credit issuances in 2012.

Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.    Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2012, we recorded revenue of approximately $23 million and $9 million in connection with GDS booking fees received from Hilton Hotels Corporation and Wyndham Hotel Group, respectively, Blackstone portfolio companies. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

Blackstone Financial Advisory.    In February 2011, we entered into agreement with an affiliate of Blackstone, which was amended in July 2011, pursuant to which Blackstone agreed to provide us financial advisory and consulting services in connection with refinancing transactions. During 2011, we paid approximately $8 million under this agreement. The engagement was terminated in November 2011. In April 2012, we entered into an agreement with an affiliate of Blackstone, which was modified in November 2012, pursuant to which Blackstone agreed to provide us financial advisory and consulting services in connection with refinancing and related transactions. During 2012, we paid approximately $2 million under this agreement.

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

Audit Fees.    The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2012 and 2011 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $2.4 million and $3.2 million, respectively.

Audit-Related Fees.    The aggregate fees billed for audit-related services during the fiscal years ended December 31, 2012 and 2011 were approximately $0.1 million and $0.2 million, respectively. These fees relate primarily to due diligence pertaining to acquisitions, audits for dispositions of subsidiaries and related registration statements, audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees.    The aggregate fees billed for tax services during the fiscal years ended December 31, 2012 and 2011 were approximately $2.0 million and $2.5 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and December 31, 2011.

All Other Fees.    The aggregate fees billed for other fees during the fiscal years ended December 31, 2012 and December 31, 2011 were nil and $0.8 million, respectively. These fees relate primarily proposed strategic transactions and the sale of GTA in 2011.

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

All services performed by the independent auditor in 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its March 21, 2012 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. Services provided by the Deloitte Entities during 2012 and 2011 under this provision were approximately nil and $0.3 million, in aggregate, respectively.

PART IV

ITEM 15.	EXHIBITS, FINANCIALS STATEMENT SCHEDULES.

ITEM 15(A)(1) FINANCIAL	STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by Orbitz Worldwide, Inc. with the SEC on March 5, 2013. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Regulation S-X Rule 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 15(A)(3) EXHIBITS

See Exhibits Index commencing on page G-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVELPORT LIMITED

	By:	/s/ Antonios Basoukeas
Antonios Baskoukeas
Group Vice President and Group Financial
Controller
Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Wilson
(Gordon Wilson)	Chief Executive Officer and Director	March 12, 2013

/s/ Philip Emery	Executive Vice President and Chief Financial Officer	March 12, 2013
(Philip Emery)

/s/ Jeff Clarke	Chairman of the Board and Director	March 12, 2013
(Jeff Clarke)

/s/ Douglas Steenland	Vice Chairman of the Board and Director	March 12, 2013
(Douglas Steenland)

/s/ Gavin Baiera	Director	March 12, 2013
(Gavin Baiera)

/s/ Anthony J. Bolland	Director	March 12, 2013
(Anthony J. Bolland)

/s/ Martin Brand	Director	March 12, 2013
(Martin Brand)

/s/ Paul C. Schorr IV	Director	March 12, 2013
(Paul C. Schorr IV)

TRAVELPORT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Travelport Limited

We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in total equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE LLP

LONDON, UNITED KINGDOM

MARCH 12, 2013

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Net revenue	2,002	2,035	1,996

Costs and expenses
Cost of revenue	1,191	1,211	1,119
Selling, general and administrative	446	397	393
Depreciation and amortization	227	227	210

Total costs and expenses	1,864	1,835	1,722

Operating income	138	200	274
Interest expense, net	(290)	(287)	(272)
Gain on early extinguishment of debt	6	—	2

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(146)	(87)	4
Provision for income taxes	(23)	(29)	(47)
Equity in losses of investment in Orbitz Worldwide	(74)	(18)	(28)

Net loss from continuing operations	(243)	(134)	(71)
(Loss) income from discontinued operations, net of tax	—	(6)	27
Gain from disposal of discontinued operations, net of tax	7	312	—

Net (loss) income	(236)	172	(44)
Net loss attributable to non-controlling interest in subsidiaries	—	3	1

Net (loss) income attributable to the Company	(236)	175	(43)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net (loss) income	(236)	172	(44)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax of $0	3	(81)	(35)
Realization of loss on cash flow hedges, net of tax of $0	—	9	9
Unrealized actuarial loss on defined benefit plans, net of tax of $1, $(2) and $0	(13)	(101)	(22)
Unrealized (loss) gain on equity investment, net of tax of $0	(3)	6	9

Other comprehensive loss, net of tax	(13)	(167)	(39)

Comprehensive (loss) income	(249)	5	(83)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	3	1

Comprehensive (loss) income attributable to the Company	(249)	8	(82)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED BALANCE SHEETS

(in $ millions)	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	110	124
Accounts receivable (net of allowances for doubtful accounts of $16 and $22)	150	180
Deferred income taxes	2	3
Other current assets	220	168

Total current assets	482	475
Property and equipment, net	416	431
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	599	681
Cash held as collateral	137	137
Investment in Orbitz Worldwide	—	77
Non-current deferred income taxes	6	6
Other non-current assets	218	237

Total assets	3,158	3,344

Liabilities and equity
Current liabilities:
Accounts payable	74	72
Accrued expenses and other current liabilities	537	501
Deferred income taxes	38	—
Current portion of long-term debt	38	50

Total current liabilities	687	623
Long-term debt	3,392	3,357
Deferred income taxes	7	42
Other non-current liabilities	274	279

Total liabilities	4,360	4,301

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	718	717
Accumulated deficit	(1,747)	(1,511)
Accumulated other comprehensive loss	(189)	(176)

Total shareholders’ equity	(1,218)	(970)
Equity attributable to non-controlling interest in subsidiaries	16	13

Total equity	(1,202)	(957)

Total liabilities and equity	3,158	3,344

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in $ millions)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Operating activities of continuing operations
Net (loss) income	(236)	172	(44)
Income from discontinued operations (including gain from disposal), net of tax	(7)	(306)	(27)

Net loss from continuing operations	(243)	(134)	(71)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	227	227	210
Equity-based compensation	2	5	5
Amortization of debt finance costs and debt discount	37	23	23
Non-cash interest on Second Priority Secured Notes	14	3	—
Gain on early extinguishment of debt	(6)	—	(2)
Gain on interest rate derivative instruments	(1)	(22)	(6)
Gain on foreign exchange derivative instruments	—	(1)	(3)
Equity in losses of investment in Orbitz Worldwide	74	18	28
Deferred income taxes	4	3	21
FASA liability	(7)	(16)	(18)
Defined benefit pension plan funding	(27)	(17)	(3)
Changes in assets and liabilities:
Accounts receivable	22	(20)	4
Other current assets	(3)	13	(14)
Accounts payable, accrued expenses and other current liabilities	36	9	17
Other	52	33	(10)

Net cash provided by operating activities of continuing operations	181	124	181

Net cash (used in) provided by operating activities of discontinued operations	—	(12)	103

Investing activities
Property and equipment additions	(92)	(77)	(182)
Proceeds from the sale of GTA business, net of cash disposed of $7 million	—	628	—
Investment in Orbitz Worldwide	—	—	(50)
Businesses acquired	—	—	(16)
Loan to a parent company	—	—	(9)
Loan repaid by a parent company	—	—	9
Proceeds from sale of assets	—	—	2
Other	3	5	5

Net cash (used in) provided by investing activities	(89)	556	(241)

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(in $ millions)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Financing activities
Proceeds from new term loans	170	—	137
Repayment of term loans	(165)	(658)	(160)
Proceeds from revolver borrowings	80	35	130
Repayment of revolver borrowings	(95)	—	(130)
Repayment of capital lease obligations	(16)	(14)	(10)
Repurchase and retirement of Senior Notes	(20)	—	(18)
Proceeds from issuance of Senior Notes	—	—	250
Debt finance costs	(20)	(100)	(20)
Cash provided as collateral	—	—	(137)
Payments on settlement of foreign exchange derivative contracts	(51)	—	(77)
Proceeds from settlement of foreign exchange derivative contracts	9	34	16
Distribution to a parent company	—	(89)	—
Other	2	1	(3)

Net cash used in financing activities	(106)	(791)	(22)

Effect of changes in exchange rates on cash and cash equivalents	—	5	4

Net (decrease) increase in cash and cash equivalents	(14)	(118)	25
Cash and cash equivalents at beginning of year (including cash of discontinued operations)	124	242	217

Cash and cash equivalents at end of year	110	124	242
Less: cash of discontinued operations	—	—	(148)

Cash and cash equivalents of continuing operations at end of year	110	124	94

Supplemental disclosure of cash flow information of continuing operations
Interest payments	232	267	232
Income tax payments, net	16	22	24
Non-cash capital distribution to a parent company	—	208	—
Non-cash capital lease additions	63	28	30

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interest in Subsidiaries	Total Equity
Balance as of January 1, 2010	—	1,006	(1,643)	30	15	(592)
Equity-based compensation, net of repurchases	—	5	—	—	—	5
Capital contribution from non-controlling interest shareholders	—	—	—	—	1	1
Dividend to non-controlling interest shareholders	—	—	—	—	(3)	(3)
Comprehensive loss, net of tax	—	—	(43)	(39)	(1)	(83)

Balance as of December 31, 2010	—	1,011	(1,686)	(9)	12	(672)
Distribution to a parent company	—	(297)	—	—	—	(297)
Equity-based compensation	—	6	—	—	—	6
Net share settlement for equity-based compensation	—	(3)	—	—	—	(3)
Capital contribution from non-controlling interest shareholders	—	—	—	—	4	4
Comprehensive income (loss), net of tax	—	—	175	(167)	(3)	5

Balance as of December 31, 2011	—	717	(1,511)	(176)	13	(957)
Equity-based compensation	—	2	—	—	—	2
Net share settlement for equity-based compensation	—	(1)	—	—	—	(1)
Capital contribution from non-controlling interest shareholders	—	—	—	—	3	3
Comprehensive loss, net of tax	—	—	(236)	(13)	—	(249)

Balance as of December 31, 2012	—	718	(1,747)	(189)	16	(1,202)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

1.    Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a leading provider of critical transaction processing solutions and data to companies operating in the global travel industry.

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

Travelport’s payment services joint ventures with eNett provides secure and cost effective automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry currently focusing on Asia, Europe and the United States.

The Company also owns approximately 46% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has over 3,500 employees and operates in over 170 countries. Travelport is a closely-held company.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP).

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

Certain prior year numbers have been reclassified to conform to current year presentation.

2.    Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities of which Travelport controls a majority of the entity’s outstanding common stock. The Company has eliminated intercompany transactions and balances in its financial statements.

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

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including financial incentives paid to travel agencies who subscribe to the Company’s GDS, commissions and costs incurred for third-party national distribution companies (“NDCs”), and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization expenses.

The Company enters into agreements with significant subscribers, which provide for incentives in the form of development advances, including cash payments, equipment or other services at no charge. The amount of the development advance varies depending upon the expected volume of the subscriber’s business. The Company establishes liabilities for these development advances at the inception of the contract and defers the related expense. The development advance expense is then recognized as revenue is earned in accordance with the contractual terms. The Company generally recognizes the development advance expense over the life of the contract on a straight line basis, as it expects the benefit of those advances, which are the air segments booked on its GDS, to accrue evenly over the life of the contract.

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

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $15 million, $16 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

Bad debt expense (recovery) is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $4 million, $1 million and $(1) million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

As of December 31, 2012 and 2011, the Company has not designated the derivative instruments used to hedge its foreign currency and interest rate risks as accounting hedges. Changes in the fair value of derivatives not designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations. Prior to December 31, 2011, certain derivative instruments were designated as cash flow hedges. The effective portion of changes in the fair value of derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings on the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are reflected in earnings in the same period during which the hedged cash flow affects earnings.

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

The Company determines the fair value of its derivative instruments using pricing models that use inputs from actively quoted markets for similar instruments that do not entail significant judgment. These amounts include fair value adjustments related to the Company’s own credit risk and counterparty credit risk. The adjustments for credit risk used in pricing models are categorized within Level 3 of the fair value hierarchy when such adjustments constitute more than 15% of the unadjusted fair value of derivative instruments for two successive quarters, the entire instrument is classified within Level 3 of the fair value hierarchy.

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

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2012, 2011 and 2010, the Company amortized internal use software costs of $89 million, $81 million and $65 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company’s intangible assets with indefinite-lives comprise of Goodwill, Trademarks and Tradenames. These indefinite-lived intangible assets are not amortized, but rather are tested for impairment. The Company amortizes certain acquired identifiable intangible assets primarily comprising of customer relationships and vendor relationships on a straight-line basis over their useful lives which is approximately 13 years.

Impairment of Long-Lived Assets

The Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company assesses impairment factors to determine if it is more likely than not that an impairment has occurred. If it is considered more likely than not that an impairment has occurred, the company will test, utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market multiples and other factors to corroborate the discounted cash flow results, if available. If, as a result of testing, the Company determines that the carrying value exceeds the fair value, then the level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. This results in the implied fair value of the goodwill. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary.

The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year subsequent to completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2012 and did not identify any impairment.

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

Equity Method Investments

The Company accounts for equity investments using the equity method of accounting if the investment gives the Company ability to exercise significant influence, but not control, over an investee. The Company’s share of equity investment in earnings (losses) are recorded in the Company’s consolidated statements of operations. Where the Company’s share of losses equals or exceeds the amount of investment plus advances made by the Company, the Company discontinues equity accounting and the investment is reported at nil.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency and interest rate hedge transactions designated in hedge relationships, unrealized actuarial gains and losses on defined benefit plans and share of unrealized gains and losses of accumulated other comprehensive income (loss) of equity investments.

Foreign Currency

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

The Company also sponsors both non-contributory and contributory defined benefit pension plans whereby benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. The Company also maintains other post-retirement health and welfare benefit plans for certain eligible employees. The Company recognizes the funded status of its pension and other post-retirement defined benefit plans within other non-current assets, accrued expenses and other current liabilities, and other non-current liabilities on its consolidated balance sheets. The measurement date used to determine benefit obligations and the fair value of assets for all plans is December 31 of each year.

Pension and other post-retirement defined benefit costs are recognized in the Company’s consolidated statements of operations based upon various actuarial assumptions including expected return rates on plan assets, discount rates, employee turnover, healthcare costs and mortality rates. Actuarial gains or losses arise from actual returns on plan assets being different to expected return and from changes in the projected benefit obligation and these are deferred within accumulated other comprehensive income (loss), net of tax.

Recently Issued Accounting Pronouncements

Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity and requires companies to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance also requires items reclassified from OCI to net income to be disclosed in both net income and OCI. This guidance is to be applied on a retrospective basis for all annual and interim periods beginning on or after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012. There was no impact on the consolidated financial statements resulting from the adoption of this guidance, other than presentation.

In December 2011, the FASB issued a revision to this guidance, deferring indefinitely, the effective date for amendments to the presentation of comprehensive income requiring items reclassified from OCI to net income to be disclosed in both net income and OCI.

In January 2013, the FASB issued guidance on reporting of significant items that are reclassified to net income from Accumulated Other Comprehensive Income and disclosures for items not reclassified to net income. This guidance is to be applied on a prospective basis for reporting periods beginning after December 15, 2013 although early adoption is permitted. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance, apart from disclosure.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued guidance on disclosures about offsetting and related arrangements for financial instruments and derivatives. This guidance requires disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and transactions subject to an agreement similar to a master netting agreement. This guidance is to be applied on a retrospective basis for all annual periods beginning on or after January 1, 2013 and interim periods within those annual periods.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

In January 2013, the FASB amended this guidance to reduce the scope of assets and liabilities covered by the disclosure requirements. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

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

Amendments to Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued amended guidance to allow the use of a qualitative approach to test indefinite-lived intangible assets for impairment. There will no longer be a requirement to perform an annual indefinite-lived intangible asset impairment test if, based on a qualitative assessment, it is determined to be more likely than not (more than 50 percent) that the fair value of the indefinite-lived intangible asset is greater than its carrying amount. This guidance is to be applied on a prospective basis for all annual and interim periods beginning on or after September 15, 2012. The Company early adopted the provisions of this guidance effective October 1, 2012. There was no impact on the consolidated financial statements resulting from adoption of this guidance.

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

3.    Discontinued Operations

On May 5, 2011, the Company completed the sale of the GTA business to Kuoni and realized a gain of $312 million, net of tax in 2011. The results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.    Discontinued Operations (Continued)

Summarized statements of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

(in $ millions)	Year Ended December 31, 2012	From January 1, 2011 to May 5, 2011	Year Ended December 31, 2010
Net revenue	—	76	294
Operating expenses	—	86	254

Operating (loss) income before income taxes	—	(10)	40
Benefit (provision) for income taxes	—	4	(13)

(Loss) income from discontinued operations, net of tax	—	(6)	27
Gain from disposal of discontinued operations, net of tax of $0	7	312	—

Total income from discontinued operations, net of tax	7	306	27

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated balance sheet as of December 31, 2012 and 2011.

During 2012, the Company settled certain of its obligations under those indemnities and realized a gain of $7 million.

4.    Income Taxes

The provision for income taxes consisted of:

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current
US Federal	(2)	—	—
US State	(2)	—	—
Non-US	(17)	(23)	(24)

	(21)	(23)	(24)

Deferred
US Federal	(3)	(3)	(19)
Non-US	(1)	—	(2)

	(4)	(3)	(21)

Non-current
Liabilities for uncertain tax positions	2	(3)	(2)

Provision for income taxes	(23)	(29)	(47)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Income Taxes (Continued)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide for US and non-US operations consisted of:

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
US	(59)	46	5
Non-US	(87)	(133)	(1)

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(146)	(87)	4

Deferred income tax assets and liabilities were comprised of:

(in $ millions)	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrued liabilities and deferred income	12	18
Allowance for doubtful accounts	3	6
Net operating loss carry forwards and tax credit carry forwards	202	231
Pension liability	62	61
Other assets	31	16
Less: Valuation allowance	(302)	(323)

Total deferred tax assets	8	9

Deferred tax liabilities
Depreciation and amortization	(41)	(40)
Other	(4)	(2)

Total deferred tax liabilities	(45)	(42)

Net deferred tax liability	(37)	(33)

The Company believes that it is more likely than not that the benefit from certain US federal, US State and non-US net operating loss carry forwards and other deferred tax assets will not be realized. A valuation allowance of $302 million has been recorded against deferred tax assets as of December 31, 2012. If the assumptions change and it is determined that the Company will be able to realize the net operating losses, the valuation allowance will be recognized as a reduction of income tax expense. As of December 31, 2012, the Company had federal net operating loss carry forwards of approximately $202 million, which expire between 2026 and 2031, and other non-US net operating losses of $400 million that expire between three years and indefinitely.

As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $8 million if such deferred tax assets are ultimately realized. The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Income Taxes (Continued)

As of December 31, 2012, the Company did not record a provision for withholding tax on approximately $1,144 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that can be repatriated to Travelport Limited in a tax free manner. Additionally, as of December 31, 2012, the Company did not record a provision for withholding tax on approximately $51 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that are essentially permanent in duration. As of December 31, 2012, the Company has recorded a deferred tax liability of $1million relating to its US subsidiaries, whereby an element of its $34 million of unremitted earnings are not considered to be permanent in duration.

The Company’s provision for income taxes differs from the benefit (provision) at the US Federal statutory rate of 35% as follows:

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Tax benefit (provision) at US federal statutory rate of 35%	51	30	(1)
Taxes on non-US operations at alternative rates	(29)	(55)	(24)
Liability for uncertain tax positions	2	(3)	(2)
Effect of valuation allowance	(44)	(1)	(10)
Non-deductible expenses	(4)	(5)	(9)
Other	1	5	(1)

Provision for income taxes	(23)	(29)	(47)

The Company is subject to income taxes in the United States and numerous non-US jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the US federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (a) the Company is subject to income tax in numerous non-US jurisdictions with varying tax rates, (b) the Company’s earnings outside of the US are taxed at an effective rate that is lower than the US federal rate and at a relatively consistent level of charge, (c) the location of the Company’s debt in countries with no or low rates of federal tax implies limited deductions for interest and (d) a valuation allowance is established against the Company’s historical losses. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Income Taxes (Continued)

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

With limited exceptions, the Company is no longer subject to US federal tax, state and local, or non-US income tax examinations by tax authorities for tax years before 1995. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company only expects a significant increase to unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23 million, $25 million and $57 million as of December 31, 2012, 2011 and 2010, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in $ millions)	December 31, 2012	December 31, 2011	December 31, 2010
Unrecognized tax benefit — opening balance	25	57	57
Gross increases — tax positions in prior periods	6	—	2
Gross decreases — tax positions in prior periods	(6)	(3)	—
Gross increases — tax positions in current period	—	6	1
Decrease related to lapsing of statute of limitations	(2)	—	(1)
Decrease due to disposals	—	(32)	—
Settlements	—	(3)	(2)

Unrecognized tax benefit — ending balance	23	25	57

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. In 2012, 2011 and 2010, the Company accrued approximately $1 million, nil and $1 million, respectively, for interest and penalties. The total interest and penalties included in the ending balance of unrecognized tax benefits above was $4 million and $5 million as of December 31, 2012 and 2011, respectively.

5.    Orbitz Worldwide

The Company accounts for its investment of approximately 46% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated statement of operations and consolidated statement of comprehensive income, respectively. The Company’s investment in Orbitz Worldwide has been diluted from its investment of approximately 48% to 46% in 2012, as a result of issuance of shares by Orbitz Worldwide under its equity investment plan.

During the fourth quarter of the year ended December 31, 2012, the Company wrote off its investment in Orbitz Worldwide as its share of Orbitz Worldwide’s net loss exceeded the carrying value. The Company also discontinued applying the equity method of accounting as the Company has no commitment which is probable to be incurred to provide additional funding to Orbitz Worldwide. The Company will resume applying the equity method of accounting only after its share of net income from Orbitz Worldwide equals the share of net losses not recognized during the period the equity method of accounting is suspended.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Orbitz Worldwide (Continued)

As of December 31, 2012 and 2011, the carrying value of the Company’s investment in Orbitz Worldwide was nil and $77 million, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of December 31, 2012 was approximately $133 million.

Presented below are the summary balance sheets for Orbitz Worldwide as of December 31, 2012 and 2011:

(in $ millions)	December 31, 2012	December 31, 2011
Current assets	226	221
Non-current assets	608	925

Total assets	834	1,146

Current liabilities	473	454
Non-current liabilities	504	531

Total liabilities	977	985

As of December 31, 2012 and 2011, the Company had balances payable to Orbitz Worldwide of approximately $5 million and $3 million, respectively, which are included on the Company’s consolidated balance sheets within accrued expenses and other current liabilities.

Presented below are the summary results of operations for Orbitz Worldwide for the years ended December 31, 2012, 2011 and 2010:

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenue	779	767	757
Operating expenses (excluding impairment)	720	712	688
Impairment of goodwill, intangible assets, property and equipment and other long-lived assets	321	50	81

Operating (loss) income	(262)	5	(12)
Interest expense, net	(37)	(41)	(44)
Other income	—	1	—

Loss before income taxes	(299)	(35)	(56)
Provision for income taxes	(3)	(2)	(2)

Net loss	(302)	(37)	(58)

The Company has recorded losses of $74 million, $18 million and $28 million related to its investment in Orbitz Worldwide for the years ended December 31, 2012, 2011 and 2010, respectively, within equity in losses of investment in Orbitz Worldwide in the Company’s consolidated statements of operations.

Equity in losses of investment in Orbitz Worldwide for the year ended December 31, 2012, 2011 and 2010 includes the Company’s share of a non-cash impairment charge related to goodwill, other intangible assets and other long-lived assets recorded by Orbitz Worldwide of $321 million, $50 million, and $81 million respectively.

Net revenue disclosed above includes approximately $88 million, $104 million and $110 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the years ended December 31, 2012, 2011 and 2010, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Orbitz Worldwide (Continued)

The Company has various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it has earned approximately $4 million, $2 million and $4 million of revenue for each of the years ended December 31, 2012, 2011 and 2010, respectively, and recorded approximately $92 million, $106 million and $114 million of expense in the years ended December 31, 2012, 2011 and 2010, respectively. Furthermore, the Company has recorded approximately $7 million, $6 million and $4 million of interest income related to letters of credit issued by the Company on behalf of Orbitz Worldwide during the years ended December 31, 2012, 2011 and 2010, respectively.

6.    Other Current Assets

Other current assets consisted of:

(in $ millions)	December 31, 2012	December 31, 2011
Development advances	68	63
Restricted cash of subsidiaries	56	16
Sales and use tax receivables	48	49
Assets held for sale	16	16
Prepaid expenses	15	15
Derivative assets	10	2
Other	7	7

	220	168

Restricted cash of subsidiaries represents customer prepayments held in Company controlled bank accounts for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments and represents the contractual requirement on the Company to distribute the funds to the receiving party.

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

7.    Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2012			December 31, 2011
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	629	(386)	243	600	(314)	286
Furniture, fixtures and equipment	274	(138)	136	240	(137)	103
Building and leasehold improvements	12	(7)	5	11	(7)	4
Construction in progress	32	—	32	38	—	38

	947	(531)	416	889	(458)	431

As of December 31, 2012 and 2011, the Company had net capital lease assets of $94 million and $64 million, respectively, included within furniture, fixtures and equipment. During the years ended December 31, 2012 and 2011, the Company invested $155 million and $100 million, respectively, in property and equipment, including capital lease additions. Additions in the year ended December 31, 2012 include upgrades to equipment as part of investment in the Company’s GDS information technology infrastructure.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

7.    Property and Equipment, Net (Continued)

The Company recorded depreciation expense of $145 million, $139 million and $121 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The amount of interest on capital projects capitalized was $3 million and $2 million for the years ended December 31, 2012 and 2011, respectively.

8.     Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2012 and December 31, 2012 are as follows:

(in $ millions)	January 1, 2012	Additions	December 31, 2012
Non-Amortizable Assets:
Goodwill	986	—	986
Trademarks and tradenames	314	—	314
Other Intangible Assets:
Customer relationships	1,124	—	1,124
Vendor relationships and other	5	—	5

	1,129	—	1,129
Accumulated amortization	(448)	(82)	(530)

Other intangible assets, net	681	(82)	599

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2011 and December 31, 2011 are as follows:

(in $ millions)	January 1, 2011	Additions	Impairment Charge	December 31, 2011
Non-Amortizable Assets:
Goodwill	986	—	—	986
Trademarks and tradenames	314	—	—	314
Other Intangible Assets:
Customer relationships	1,125	—	(1)	1,124
Vendor relationships and other	5	—	—	5

	1,130	—	(1)	1,129
Accumulated amortization	(360)	(88)	—	(448)

Other intangible assets, net	770	(88)	(1)	681

Amortization expense for customer relationships was $81 million, $88 million and $89 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for vendor relationships and other was $1 million for the years ended December 31, 2012 and 2011, and less than $1 million for the year ended December 31, 2010. Amortization expense is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.

Accumulated amortization of customer relationships was $528 million and $447 million as of December 31, 2012 and 2011, respectively. Accumulated amortization of vendor relationships was $2 million and $1 million as of December 31, 2012 and 2011, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

8.     Intangible Assets (Continued)

The Company expects amortization expense relating to intangible assets to be approximately $79 million, $76 million, $68 million, $49 million and $42 million for each of the five succeeding fiscal years, respectively. The average useful life of customer and vendor relationships is approximately 13 years.

9.    Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	December 31, 2012	December 31, 2011
Development advances	87	100
Deferred financing costs	74	98
Supplier prepayments	33	14
Derivative assets	5	—
Pension assets	4	7
Other	15	18

	218	237

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	December 31, 2012	December 31, 2011
Accrued commissions and incentives	211	213
Accrued payroll and related	71	54
Accrued interest expense	61	59
Customer prepayments	56	16
Accrued sponsor monitoring fees	32	37
Deferred revenue	29	16
Income tax payable	24	19
Derivative contracts	4	37
Pension and post-retirement benefit liabilities	2	2
Other	47	48

	537	501

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity (1)	December 31, 2012	December 31, 2011
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated	August 2013	—	121
Euro denominated	August 2013	—	40
Dollar denominated	August 2015	1,064	1,067
Euro denominated	August 2015	284	279
“Tranche S”	August 2015	137	137
Revolver borrowings
Dollar denominated		20	35
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	171	—
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	225	211
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	122	123
Euro denominated floating rate notes	September 2014	201	210
9 7/8% Dollar denominated notes	September 2014	429	443
9% Dollar denominated notes	March 2016	250	250
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	184	181
Capital leases		96	63

Total debt		3,430	3,407
Less: current portion		38	50

Long-term debt		3,392	3,357

(1)	The term loans maturing in August 2015 and November 2015 are subject to a reduction in maturity to May 2014 and August 2014, respectively, if the Company is unable to repay or refinance its senior notes due in September 2014 by May 2014.

Secured Debt

2012

On December 11, 2012, the Company amended and restated its existing Senior Secured Credit Agreement pursuant to the Fifth Amended and Restated Credit Agreement which, among other things, (i) added additional guarantees and collateral from subsidiaries previously excluded from the collateral and guarantee requirements under the Senior Secured Credit Agreement, (ii) amended intercompany transaction restrictions and (iii) increased

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt (Continued)

the interest rate payable to lenders by 25 basis points. In addition, at a future date and upon an additional increase of 50 basis points in the interest rate payable to lenders under the Senior Secured Credit Agreement, the Fifth Amendment and Restated Agreement (i) permits the Company to issue additional junior secured debt; (ii) amends the change of control definition to permit holders of the Company’s Senior Notes, Senior Subordinated Notes and Second Priority Secured Notes, and holders of term loans issued by the Company’s direct parent holding company, Travelport Holdings Limited to acquire voting stock of Travelport Limited or any of its direct or indirect parents without triggering an event of default under the First Lien Credit Agreement and (iii) amends certain existing covenants. The amendments to the covenants include, but are not limited to: (a) a decrease in the minimum liquidity covenant to $45 million starting on September 30, 2013, (b) a delay in step-downs in the total leverage ratio covenant by four quarters commencing with the quarter ending September 30, 2013, (c) an increase in the general basket for investments to $35 million, and (d) permits the Company to refinance the Second Priority Secured Notes which carry payment-in-kind interest with new junior secured indebtedness that pays cash interest.

The Company accounted for the amendment and restatement as a modification of debt.

As a result of the Fifth Amended and Restated Credit Agreement, (i) the interest rates on the Company’s euro and dollar denominated term loans due August 2015 increased from EURIBOR plus 4.5% and USLIBOR plus 4.5%, respectively to EURIBOR plus 4.75% and US LIBOR plus 4.75% respectively, (ii) the interest rates on the dollar denominated “Tranche S” term loans increased from USLIBOR plus 4.5% to USLIBOR plus 4.75%.

On May 8, 2012, the Company entered into a credit agreement (the “2012 Secured Credit Agreement”) which (i) allowed for $175 million of new term loans issued at a discount of 3%, secured on a junior priority basis to the term loans under the Senior Secured Credit Agreement and on a senior priority basis to the Second Priority Secured Notes; (ii) carries interest at USLIBOR plus 9.5% with a minimum USLIBOR floor of 1.5%, payable quarterly; and (iii) added a senior secured leverage ratio test, initially set at 4.95 until December 31, 2012.

Proceeds from the term loans under 2012 Secured Credit Agreement were used to repay in full $41 million of euro denominated terms loans due August 2013, $121 million of dollar denominated term loans due August 2013 and $3 million of dollar denominated term loans due August 2015.

Foreign exchange fluctuations resulted in a $6 million increase in the principal amount of secured euro denominated long term loans during the year ended December 31, 2012.

During the year ended December 31, 2012, $14 million of interest was capitalized into the Second Priority Secured Notes.

As of December 31, 2011, the Company had capacity to borrow $181 million under the revolving credit facility of the Senior Secured Credit Agreement. On May 8, 2012, the Company entered into a revolving credit loan modification agreement relating to the Senior Secured Credit Agreement that, among other things, extended the maturity date of $61 million of the revolving loans under the Senior Secured Credit Agreement to May 24, 2015. In August 2012, the Company entered into a separate agreement relating to $62 million of revolving credit facility loan set to expire in August 2012 that assigned the commitments to a Travelport subsidiary and extended the maturity date to August 2013. The remaining $57 million of capacity under the revolving credit facility remains unchanged and is due to expire in August 2013.

During the year ended December 31, 2012, the Company borrowed $80 million and repaid $95 million under the revolving credit facility. At December 31, 2012, the Company has outstanding borrowings to external lenders of $20 million under the revolving credit facility, with remaining external borrowing capacity of $98 million.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt (Continued)

The interest rate on the revolving loans increased from LIBOR plus 4.5% to LIBOR plus 4.75% pursuant to Fifth Amended and Restated Credit Agreement. The commitment fee on the revolving loans remains at 300 basis point as at December 31, 2012.

The Company has a $133 million letter of credit facility which matures in August 2015 and which is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility which matures in August 2013. As of December 31, 2012, the Company had approximately $118 million of commitments outstanding under its cash collateralized letter of credit facility and $11 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $72 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of December 31, 2012, the Company had $17 million of remaining capacity under its letter of credit facilities.

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

On September 30, 2011, the Company entered into a second lien credit agreement (the “Second Lien Credit Agreement”) which (i) allowed for new term loans in an aggregate principal amount of $342.5 million; (ii) has a maturity date of December 1, 2016; (iii) carries an interest rate equal to LIBOR plus 6%, payable in cash (only when permitted by the terms of the Senior Secured Credit Agreement) or payment-in-kind interest on a cumulative quarterly basis; (iv) is guaranteed, on a secured second priority basis, by the same entities that guarantee the obligations under the Senior Secured Credit Agreement; (v) has substantially the same covenants and events of default as under the Senior Secured Credit Agreement, with certain exceptions; and (vi) may, under certain conditions, be converted into newly issued private-for-life bonds (the “Second Priority Secured Notes”) to be governed by an indenture that contains substantially the same terms, guarantees, covenants, events of default and remedies as the Second Lien Credit Agreement (the “Bond Conversion”).

On September 30, 2011, the Company issued and distributed $207.5 million of term loans under the Second Lien Credit Agreement to Travelport Holdings Limited. On October 3, 2011, Travelport Holdings Limited exchanged these second lien term loans as consideration to purchase $207.6 million of its unsecured payment-in-kind (“PIK”) term loans at par.

On November 30, 2011, the Company completed the Bond Conversion and the Second Lien Credit Agreement terminated. During 2011, $3 million of interest was capitalized into the Second Priority Secured Notes.

In May 2011, proceeds from the sale of the GTA business, together with existing cash, were used to make a $655 million early repayment of term loans outstanding under the Senior Secured Credit Agreement, consisting of $19 million of euro denominated term loans due August 2013, $135 million of euro denominated term loans due August 2015, $51 million of dollar denominated term loans due August 2013 and $450 million of dollar denominated term loans due August 2015. Due to these early repayments, the Company was no longer required to repay quarterly installments equal to 1% per annum of the original funded principal amount.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt (Continued)

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

In December 2011, the Company borrowed $35 million under its revolving credit facility, which was repaid in January 2012.

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

2012

During the year ended December 31, 2012, the Company repurchased $14 million of 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes for $20 million of cash, resulting in a gain of $6 million.

Foreign exchange fluctuations resulted in a $5 million increase in the principal amount of unsecured euro denominated long term debt during the year ended December 31, 2012.

2011

During 2011, the principal amount of euro denominated notes decreased by approximately $13 million as a result of foreign exchange fluctuations. This foreign exchange gain was largely offset through foreign exchange hedge instruments contracted by the Company.

Capital Leases

During 2012, the Company repaid $16 million under its capital lease obligations, terminated $14 million of capital leases and entered into $63 million of new capital leases for information technology assets. During 2011, the Company repaid $14 million under its capital lease obligations and entered into $28 million of capital leases.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt (Continued)

Debt Maturities

Aggregate maturities of debt as of December 31, 2012 are as follows:

(in $ millions)
2013	38
2014	772
2015 (1)	1,672
2016	920
2017	15
Thereafter	13

3,430

(1)	Of the $1,672 million debt maturing in the year ending December 31, 2015, $1,485 million is subject to a reduction in maturity to May 2014 and $171 million is subject to a reduction in maturity to August 2014, under certain circumstances.

Debt Finance Costs

Debt issuance costs are capitalized within other non-current assets on the consolidated balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in deferred financing costs is summarized below:

(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance as of January, 1 2012	98	37	42
Capitalization of debt finance costs	13	84	12
Amortization	(37)	(23)	(17)

Balance as of December, 31 2012	74	98	37

Amortization of debt finance costs during 2012 includes $5 million of debt finance costs written off due to early repayment of term loans in May 2012.

In December 2012, the Company also incurred $7 million of debt finance costs which were recorded directly in the consolidated statement of operations in connection with Fifth Amended and Restated Credit Agreement.

In September 2011, the Company incurred $16 million of debt finance costs which were recorded directly in the consolidated statement of operations in connection with the credit agreement amendments and the second lien debt.

During 2010, the Company paid $8 million of financing costs which were recorded directly in the consolidated statement of operations in connection with an amendment to the Company’s Senior Secured Credit Agreement.

Debt Covenants and Guarantees

The Company’s Senior Secured Credit Agreement, 2012 Secured Credit Agreement and the Indentures contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness (including the

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Long-Term Debt (Continued)

Company’s Senior Subordinated Notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s subordinated indebtedness (including the Company’s Senior Subordinated Notes); change the Company’s lines of business; and change the status of the Company as a passive holding company.

In addition, under the Senior Secured Credit Agreement, the Company is required to operate within a maximum total leverage ratio and a first lien leverage ratio and to maintain a minimum cash balance at the end of every fiscal quarter. Under the 2012 Secured Credit Agreement, the Company is required to operate within a maximum senior secured leverage ratio at the end of every fiscal quarter. The Senior Secured Credit Agreement, the 2012 Secured Credit Agreement and Indentures also contain certain customary affirmative covenants and events of default. As of December 31, 2012, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.

12.    Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2012, the Company had a net asset position of $11 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries

Interest Rate Risk

A portion of the Company’s long-term debt is exposed to interest rate fluctuations. From time to time, the Company uses interest rate swap contracts, which are derivative instruments, to economically hedge the exposure to fluctuations in the interest rate risk by creating an appropriate mix of fixed and floating rate debt. These derivative instruments are not designated as hedging instruments and changes in the fair value of these derivatives are recorded in consolidated statement of operations when they occur. The primary interest rate exposure as of December 31, 2012 was to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on variable rate borrowings. During the year ended December 31, 2012, the Company used interest rate swaps as the derivative financial instruments in these hedging strategies. In previous periods, the Company has also used cross currency swaps as the derivative financial instruments in these hedging strategies. The Company does not designate these interest rate and cross currency swaps as accounting hedges; therefore, the fluctuations in the value of these contracts are recorded within the Company’s consolidated statements of operations, which largely offset the impact of the changes in the value of the underlying risk they are intended to economically hedge.

Foreign Currency Risk

The Company uses foreign currency derivative contracts, including forward contracts and currency options, to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar). The Company does not designate these foreign currency derivative contracts as accounting hedges; therefore, the fluctuations in the value of these foreign currency derivative contracts are recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge. During the year ended December 31, 2010, certain contracts were designated as hedges for accounting purposes.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.    Financial Instruments (Continued)

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral where financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2012, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all are categorized as Level 3—Significant Unobservable Inputs as of December 31, 2012 and December 31, 2011. See Note 2—Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.

The fair value of interest rate and cross currency swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value of foreign currency option contracts is based on valuations provided by the financial institutions based on market observable data. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2012, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Agreement (CVA) comprises 15% or more of the unadjusted fair value of the derivative instrument for two consecutive quarters the Company’s policy is to categorize the derivative as Level 3 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(3)	(4)
Interest rate swaps		—	—	Other non-current liabilities	—	(2)
Foreign currency contracts	Other current assets	10	2	Accrued expenses and other current liabilities	(1)	(33)
Foreign currency contracts	Other non-current assets	5	—	Other non-current liabilities	—	—

Total fair value of derivative assets (liabilities)		15	2		(4)	(39)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.    Financial Instruments (Continued)

As of December 31, 2012, the Company had an aggregate outstanding notional $250 million of interest rate swaps, $210 million of foreign currency option contracts, and $439 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed two years.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the year ended December 31, 2012.

(in $ millions)
Net derivative liability as of January 1, 2012	(37)
Total losses for the period included in net loss	(4)
Net payment on settlement of foreign currency derivative contracts	42
Settlement of interest rate derivative contracts	3
Termination of foreign currency derivative contracts (settlement pending)	7

Net derivative asset as of December 31, 2012	11

The Company paid $51 million and received $9 million in cash on settlement of foreign currency derivative contracts during the year ended December 31, 2012. The Company received $34 million in cash on settlement of foreign currency derivative contracts during the year ended December 31, 2011. The Company paid $77 million and received $16 million in cash on settlement of foreign currency derivative contracts during the year ended December 31, 2010.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments have a probability of default of approximately 12%, and a recovery rate of 20% has been applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2012.

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the year and the impact derivatives not designated as hedges had on income (loss) during that year.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Amount of Gain (Loss) Recorded into Income (Loss)
	Year Ended December 31,			Location of Gain (Loss) Recorded in Income (Loss)	Year Ended December 31,
(in $ millions)	2012	2011	2010		2012	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	—	—	(4)	Interest expense, net	—	(9)	(10)
Foreign exchange impact of cross currency swaps	—	—	(15)	Selling, general and administrative	—	—	(15)
Foreign currency contracts	—	—	(9)	Selling, general and administrative	—	—	(12)
Derivatives not designated as hedging instruments:
Interest rate swaps				Interest expense, net	(4)	(4)	(22)
Foreign exchange impact of cross currency swaps				Selling, general and administrative	—	14	—
Foreign currency contracts				Selling, general and administrative	—	(16)	(50)

					(4)	(15)	(109)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

12.    Financial Instruments (Continued)

The table above includes (i) unrealized gains on interest rate swaps held as of December 31, 2012, amounting to $1 million for the year ended December 31, 2012, and (ii) unrealized loss on foreign currency contracts of $3 million for the year ended December 31, 2012.

During 2010, the Company de-designated as hedges certain of its derivative contracts. The total loss in relation to these contracts of $9 million as of December 31, 2010 and included within accumulated other comprehensive income (loss) was recorded in income (loss) in the Company’s consolidated statement of operations over the year through December 31, 2011, in line with the hedged transactions affecting earnings. The total amount of loss recorded on these contracts in the consolidated statements of operations during the years ended December 31, 2012, 2011 and 2010 was nil, $9 million and $10 million, respectively.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of the Company’s other financial instruments are as follows:

	December 31, 2012		December 31, 2011
(in $ millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	—	133	77	184
Derivative assets (see above)	15	15	2	2
Derivative liabilities (see above)	(4)	(4)	(39)	(39)
Total debt	(3,430)	(2,899)	(3,407)	(2,353)

The fair value of the Company’s investment in Orbitz Worldwide, which is categorized within Level 1 of the fair value hierarchy, has been determined based on quoted prices in active markets.

The fair value of the Company’s total debt, which is categorized within Level 2 of the fair value hierarchy, has been determined using significant inputs which were observable either directly or indirectly.

13.    Other Non-Current Liabilities

Other non-current liabilities consisted of:

(in $ millions)	December 31, 2012	December 31, 2011
Pension and post-retirement benefit liabilities	176	188
Income tax payable	23	26
Derivative liabilities	—	2
Other	75	63

	274	279

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Employee Benefit Plans

Defined Contribution Savings Plan

The Company sponsors a US defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan were approximately $10 million, $10 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee’s option. Under both the US domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2012 and 2011, the aggregate accumulated benefit obligations of these plans were $663 million and $614 million, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain domestic subsidiaries.

The Company sponsors several defined benefit pension plans for certain employees located outside the United States. The aggregate benefit obligation for these plans was $76 million and $63 million as of December 31, 2012 and 2011, respectively, and the aggregate fair value of plan assets was $79 million and $70 million as of December 31, 2012 and 2011, respectively.

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2012 and 2011, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Benefit obligation, beginning of year	614	516
Interest cost	25	27
Actuarial loss	44	94
Benefits paid	(24)	(23)
Currency translation adjustment and other	4	—

Benefit obligation, end of year	663	614

Fair value of plan assets, beginning of year	440	424
Return on plan assets	51	23
Employer contribution	26	16
Benefits paid	(24)	(23)
Currency translation adjustment and other	4	—

Fair value of plan assets, end of year	497	440

Funded status	(166)	(174)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Employee Benefit Plans (Continued)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $184 million and $174 million as of December 31, 2012 and 2011, respectively.

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011

Benefit obligation, beginning of year	9	12
Interest cost	—	1
Actuarial gains	—	(3)
Benefits paid	(1)	(1)

Benefit obligation, end of year	8	9

Fair value of plan assets, beginning of year	—	—
Employer contribution	1	1
Benefits paid	(1)	(1)

Fair value of plan assets, end of year	—	—

Funded status	(8)	(9)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $2 million and $6 million as of December 31, 2012 and 2011, respectively.

The following table provides the components of net periodic benefit cost for the respective years:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Interest cost	25	27	27
Expected return on plan assets	(31)	(31)	(28)
Recognized net actuarial loss	13	5	2

Net periodic benefit cost	7	1	1

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010

Interest cost	—	1	1
Amortization of prior service cost	—	(4)	(6)
Recognized net actuarial gain	(4)	(1)	(1)

Net periodic benefit gain	(4)	(4)	(6)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Employee Benefit Plans (Continued)

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Defined Benefit Pension Plans
Discount rate	3.6%	4.2%
Expected long-term return on plan assets	7.2%	7.2%
Post-Retirement Benefit Plans
Discount rate	3.8%	4.1%

The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 9% for 2012 reduced over eight years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans. The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s UK based defined plans are managed by an independent custodian. The Company’s investment strategy for its US defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 40% in equity securities, 55% in fixed income securities and 5% to all other types of investments.

The fair values of the Company’s pension plan assets by asset category as of December 31, 2012 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	438	438
Mutual funds	47	—	47
Money market funds	—	12	12

Total	47	450	497

The fair values of the Company’s pension plan assets by asset category as of December 31, 2011 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total

Common & commingled trust funds	—	399	399
Mutual funds	31	—	31
Money market funds	—	10	10

Total	31	409	440

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Employee Benefit Plans (Continued)

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $1 million in 2013 as compared to $27 million in 2012. The reduction in estimated contributions is as a result of a change in US pension funding regulations.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

(in $ millions)	Defined Benefit Pension Plans	Post-Retirement Benefit Plans

2013	28	1
2014	30	1
2015	32	1
2016	35	—
2017	37	—
Five years thereafter	275	1

	437	4

15.    Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2012 are as follows:

(in $ millions)
2013	13
2014	11
2015	8
2016	7
2017	5
Thereafter	25

69

During the years ended December 31, 2012, 2011 and 2010, the Company incurred total rental expenses of $18 million, $19 million and $19 million, respectively, principally related to leases of office facilities.

Commitments under capital leases amounted to $96 million as of December 31, 2012, primarily related to information technology equipment.

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2012, the Company had approximately $146 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $47 million relates to the twelve months ending December 31, 2013. These purchase obligations extend through 2016.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.    Commitments and Contingencies (Continued)

Other Commitments

As part of a restructuring (the “Restructuring”) of the Company’s direct parent holding company, Travelport Holdings Limited (“Holdings”), senior unsecured payment-in-kind (“PIK”) term loans, the Company intends to invest $135 million of Second Priority Secured Notes, plus accrued interest, into an unrestricted subsidiary, subject to a favorable declaratory judgment ruling. The unrestricted subsidiary will then deliver these Second Priority Secured Notes, plus accrued interest, in satisfaction of the existing $135 million of Holdings’ senior unsecured PIK term loans.

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

On April 12, 2011, American Airlines filed a suit against Travelport and Orbitz Worldwide in the United States District Court for the Northern District of Texas. On November 21, 2011, the Court dismissed all but one claim against the Company, but American Airlines amended its complaint again on December 5, 2011, asserting three new claims and reasserting one previously dismissed claim against the Company. On February 28, 2012, the Court granted American Airlines leave to reassert a more limited version of one additional claim that was previously dismissed. Travelport again moved to dismiss American Airlines’ new and reasserted claims, but on August 7, 2012, the Court ruled that American Airlines could proceed with its claims. American Airlines is alleging violations of US federal antitrust laws based on the ways in which the Company operates its GDS and the terms of its contracts with suppliers and subscribers, including Orbitz Worldwide. American Airlines also alleges that Travelport conspired with other GDSs and travel agencies to exclude American Airlines’ Direct Connect from competition for travel agencies. The suit seeks injunctive relief and damages. Although the Company believes American Airlines will allege damages that would be material to the Company if there was an adverse ruling, the Company believes American Airlines’ claims are without merit, and the Company intends to defend the claims vigorously. While no assurance can be provided, Travelport does not believe the outcome of this dispute will have a material adverse effect on the Company’s results of operations or liquidity condition. On December 22, 2011, Travelport filed counterclaims against American Airlines, alleging violations of US federal antitrust laws based on actions American Airlines has taken against the Company and other industry participants. On August 16, 2012, the Court dismissed Travelport’s counterclaims on standing grounds. On September 6, 2012, the Court stayed the case until December 21, 2012 to allow for mediation. The mediation was held on December 12-13, 2012. The parties continue to negotiate to resolve their dispute and to settle the case. The stay of the case was lifted on January 15, 2013 and discovery is proceeding.

In September 2011, the Company received letters from Dewey & LeBoeuf LLP as counsel to certain holders of its outstanding Senior and Senior Subordinated Notes (the “Notes”) making certain assertions alleging potential events of default under the Indentures relating to the Restructuring. The Company disagrees with the assertions in the letters and the Company believes it is in full compliance with the provisions of the Indentures for the Notes. On October 28, 2011, pursuant to the terms of the Restructuring, the Company filed a complaint for declaratory judgment against The Bank of Nova Scotia Trust Company of New York, as initial trustee under

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.    Commitments and Contingencies (Continued)

the Indentures governing its outstanding Senior Notes, in the United States District Court for the Southern District of New York (the “Court”), and the Company filed an amended complaint on November 3, 2011. In this declaratory judgment action, the Company is seeking a ruling from the Court that the investment of $135 million in an unrestricted subsidiary is permissible under the terms of the Indentures and is, therefore, not an event of default under the Indentures as alleged in the letters referenced above. In the event the Company does not receive a declaratory judgment ruling that the investment in the unrestricted subsidiary is permitted, the investment will not be made. On February 24, 2012, Computershare Trust Company, N.A. (the successor trustee under the Indentures governing such Notes) filed an answer and counterclaim in response to the Company’s amended complaint.

The answer adds Travelport Holdings Limited as a party and seeks a ruling from the Court that the investment of $135 million described above would violate the terms of the Indentures and would constitute an event of default under the Indentures if it was made. Further, the counterclaim seeks (i) to receive a determination as to the occurrence of certain alleged fraudulent conveyances in the context of the Restructuring and to recover assets alleged to be fraudulently conveyed by Travelport LLC to the Company, and by the Company to, or for the benefit of, Travelport Holdings Limited, (ii) to annul and set aside obligations alleged to be fraudulently incurred by Travelport LLC, and (iii) to obtain a judicial determination that Travelport LLC has violated its contractual obligations to debt holders. On April 18, 2012, the Trustee filed an amended answer and counterclaims. On February 13, 2013, the Court issued a 90-day stay of the litigation. The Company believes these claims are without merit although no assurance can be given due to the uncertainty inherent in litigation.

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

16.    Equity

Description of Capital Stock

The Company has authorized share capital of $12,000 and has issued 12,000 shares, with a par value of $1 per share. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity (Continued)

may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company, and (iv) generally entitled to enjoy all of the rights attaching to shares.

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

Distributions to Parent

On September 30, 2011, the Company made a distribution to Holdings of $297 million, comprising $89 million of cash and $208 million of second lien term loans, which were converted to Second Priority Secured Notes during the year ended December 31, 2012.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity, net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

(in $ millions)	Currency Translation Adjustments	Unrealized Gain (Loss) on Available for Sale Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Unrecognized Actuarial Gain (Loss) on Defined Benefit Plans	Unrealized Gain (Loss) on Equity Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2010	108	2	(18)	(47)	(15)	30
Activity during period, net of tax of $0	(35)	—	9	(22)	9	(39)

Balance as of December 31, 2010	73	2	(9)	(69)	(6)	(9)
Activity during period, net of tax of $(2)	(81)	—	9	(101)	6	(167)

Balance as of December 31, 2011	(8)	2	—	(170)	—	(176)
Activity during period, net of tax of $1	3	—	—	(13)	(3)	(13)

Balance as of December 31, 2012	(5)	2	—	(183)	(3)	(189)

17.    Equity-Based Compensation

Travelport Equity-Based Long-Term Incentive Program

Partnership Restricted Equity Units – Class A-2

TDS Investor (Cayman) L.P., the partnership that indirectly owns a majority shareholding in the Company (the “Partnership”), has an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees have been granted restricted equity units and profit interests in the Partnership. The board of directors of the Partnership has approved the grant of up to approximately 120 million restricted equity units for this incentive plan. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

As of December 31, 2012, there are 8.4 million restricted equity units authorized for grant under the 2009 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through March 31, 2013 and 2.4 million restricted equity units authorized for grant under the 2010 Travelport Long-Term Incentive Plan, which will be recognized as granted for accounting purposes over the subsequent period through August 1, 2014. The level of award vesting each year is dependent upon continued service and performance measures of the business as established by the board of directors of the Partnership.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

17.    Equity-Based Compensation (Continued)

Worldwide Equity Plan

In December 2011, Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, introduced a new equity-based long-term incentive program (the “Worldwide Equity Plan”). The grant date fair value of each award under the Worldwide Equity Plan is based on a valuation of the total equity of Worldwide at the time of each grant of an award.

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2010	90.0	$2.32	—	—	—	—
Granted at fair market value (1)	11.0	$1.12	—	—	—	—
Forfeited	(1.5)	$1.26	—	—	—	—

Balance as of December 31, 2010	99.5	$2.20	—	—	—	—
Granted at fair market value (2)	1.7	$0.47	2.6	$1.85	0.8	$1.85
Net share settlement (3)	(2.2)	$0.88	(0.7)	$1.85	—	—
Forfeited	(6.0)	$1.12	—	—	—	—

Balance as of December 31, 2011	93.0	$2.27	1.9	$1.85	0.8	$1.85
Granted at fair market value (4)	11.2	$0.11	—	—	—	—
Vesting of restricted share units	—	—	0.2	$1.85	(0.2)	$1.85
Net share settlement (5)	(1.9)	$0.11	(0.5)	$1.85	—	—
Forfeited	(0.1)	$0.11	—	—	(0.1)	$1.85

Balance as of December 31, 2012	102.2	$2.08	1.6	$1.85	0.5	$1.85

(1)	Consists of (i) 8.4 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan with a fair value of $1.13 per unit, and (ii) 2.6 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan with a fair value of $1.10 per unit.

(2)	Consists of: (i) accelerated vesting of 1.6 million restricted equity units under the 2009 Travelport Long Term Incentive Plan with a fair value of $0.47 per unit and 0.1 million restricted equity units under the 2010 Travelport Long Term Incentive Plan due to the sale of the GTA business in May 2011, and (ii) a grant of 2.6 million shares and 0.8 million restricted share units in Worldwide to key employees, the shares vested immediately on grant and the share units will vest on January 1, 2014 dependent upon continued service.

(3)	The Company completed net share settlements for 2.2 million Partnership restricted equity units and 0.7 million shares in Worldwide in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of restricted equity units or shares, as appropriate.

(4)	Consists of (i) 8.6 million restricted equity units under the 2009 Travelport Long-Term Incentive Plan, with immediate vesting, (ii) 2.5 million restricted equity units under the 2010 Travelport Long-Term Incentive Plan, that vested on August 1, 2012, and (iii) 0.1 million restricted equity units under the 2011 Travelport Long-Term Incentive Plan, that vested on August 1, 2012.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

17.    Equity-Based Compensation (Continued)

(5)	The Company completed net share settlements for 1.9 million Partnership restricted equity units and 0.5 million Worldwide shares in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes of £1 million, on behalf of the employees in return for the employees returning an equivalent value of restricted equity units or shares, as appropriate.

Compensation expense for the year ended December 31, 2012 resulted in a credit to equity on the Company’s consolidated balance sheet of $2 million. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2012 will be approximately $0.5 million in the year ending December 31, 2013.

Compensation expense for the year ended December 31, 2011 resulted in a credit to equity on the Company’s consolidated balance sheet of $6 million, which was offset by a decrease of approximately $3 million due to net share settlements as the cash payment of the taxes was effectively a repurchase of previously granted restricted equity units and shares.

Compensation expense for the year ended December 31, 2010 resulted in a credit to equity on the Company’s consolidated balance sheet of $5 million, of which $1 million related to awards under the 2010 Travelport Long-Term Incentive Plan and $4 million related to awards under the 2009 Travelport Long-Term Incentive Plan.

18.    Segment Information

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) use to evaluate the performance of the Company are net revenue and EBITDA, which is defined as income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, income taxes, depreciation and amortization, each of which is presented in the Company’s consolidated statements of operations.

Although not presented here, the CODM also evaluates performance based on Adjusted EBITDA, which is EBITDA adjusted to exclude the impact of purchase accounting, expenses incurred in conjunction with Travelport’s separation from Cendant, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation, and other adjustments made to exclude expenses management and the CODM view as outside the normal course of operations.

Reportable segments are determined based on the financial information which is available and utilized on a regular basis by the Company’s management and CODM to assess financial performance and to allocate resources. After the sale of the GTA business during the year ended December 31, 2011, the Company now has one reportable segment.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

18.    Segment Information (Continued)

The Company maintains operations in the United States, United Kingdom and other international territories. The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:

(in $ millions)	United States	United Kingdom	All Other Countries	Total
Net Revenue
Year ended December 31, 2012	795	155	1,052	2,002
Year ended December 31, 2011	873	152	1,010	2,035
Year ended December 31, 2010	855	141	1,000	1,996
Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2012	1,774	27	864	2,665
As of December 31, 2011	1,749	37	1,077	2,863
As of December 31, 2010	1,878	61	1,042	2,981

Net revenue by country is determined by the location code for the segment booking for transaction processing revenue and the domicile of the legal entity receiving the revenue for Airline IT Solutions revenue.

19.    Related Party Transactions

Transactions with Entities Related to Owners

Blackstone is the ultimate controlling shareholder in the Company. Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale and purchase of goods and services. For example, in 2012, the Company recorded revenue of approximately $23 million and $9 million in connection with GDS booking fees received from Hilton Hotels Corporation and Wyndham Hotel Group, respectively, Blackstone portfolio companies. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

During 2012 and 2011, the Company paid approximately $2 million and $8 million, respectively, to an affiliate of Blackstone for advisory and consulting services incurred in relation to refinancing transactions.

During 2010, the Company loaned approximately $9 million to its ultimate parent. The loan note accrued interest at 9.5% per annum. The principal, together with interest, was fully repaid in 2010.

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

On May 8, 2008, the Company entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. In 2010, 2011 and 2012, the Company made payments of approximately $7 million, $5 million and $5 million, respectively, under the new Transaction and Monitoring Fee Agreement. Pursuant to the terms of the new agreement, the payments made in 2010 and 2011 were credited against the advisory fee previously accrued in 2007. Future payments for monitoring, advisory and consulting services under this agreement will also be credited against this accrued advisory fee. The payment made in 2009

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

19.    Related Party Transactions (Continued)

was a 2008 expense and was recorded within selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2008, pursuant to the terms of the new agreement. As of December 31, 2010, 2011 and 2012, the outstanding advisory fee payable was $42 million, $37 million and $32 million, respectively.

Transactions with Orbitz Worldwide

During the years ended December 31, 2012, 2011 and 2010, the Company had transactions and balances with Orbitz Worldwide. These are presented in Note 5.

20.    Subsequent Events

On the date of this Annual Report on Form 10-K, the Company announced that it reached an agreement with certain of its Senior Note holders on comprehensive refinancing plans, including arrangements for the Company’s Senior Notes due in 2014 to extend the maturity date until 2016. The Company also entered into a new second lien secured credit agreement pursuant to which committed new second lien financing will be offered to its Senior Note holders. The Company also announced that its parent companies reached an agreement with lenders of Travelport Holdings Limited’s unsecured payment-in-kind term loans.

21.    Guarantor and Non-Guarantor Financial Statements

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

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the years ended December 31, 2012, 2011 and 2010, the consolidating condensed statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010, consolidating condensed balance sheets as of December 31, 2012 and December 31, 2011, and the consolidating condensed statements of cash flows for the years ended December 31, 2012, 2011 and 2010 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (from August 18, 2010) (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	826	1,176	—	2,002

Costs and expenses
Cost of revenue	—	—	—	518	673	—	1,191
Selling, general and administrative	33	—	15	103	295	—	446
Depreciation and amortization	—	—	—	167	60	—	227

Total costs and expenses	33	—	15	788	1,028	—	1,864

Operating (loss) income	(33)	—	(15)	38	148	—	138
Interest expense, net	—	—	(285)	(5)	—	—	(290)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in (losses) earnings of subsidiaries	(203)	(267)	31	—	—	439	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(236)	(267)	(263)	33	148	439	(146)
Provision for income taxes	—	—	(4)	(2)	(17)	—	(23)
Equity in losses of investment in Orbitz Worldwide	—	(74)	—	—	—	—	(74)

Net (loss) income	(236)	(341)	(267)	31	131	439	(243)
Gain from disposal of discontinued operations, net of tax	—	—	—	—	7	—	7

Net (loss) income	(236)	(341)	(267)	31	138	439	(236)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(236)	(341)	(267)	31	138	439	(236)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(236)	(341)	(267)	31	138	439	(236)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	3	—	3
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(8)	(5)	—	(13)
Unrealized loss on equity investment, net of tax	—	(3)	—	—	—	—	(3)
Equity in other comprehensive (loss) income of subsidiaries	(13)	—	(8)	—	—	21	—

Other comprehensive (loss) income, net of tax	(13)	(3)	(8)	(8)	(2)	21	(13)

Comprehensive (loss) income	(249)	(344)	(275)	23	136	460	(249)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(249)	(344)	(275)	23	136	460	(249)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2011

in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	897	1,138	—	2,035

Costs and expenses
Cost of revenue	—	—	—	550	661	—	1,211
Selling, general and administrative	13	—	—	73	311	—	397
Depreciation and amortization	—	—	—	168	59	—	227

Total costs and expenses	13	—	—	791	1,031	—	1,835

Operating (loss) income	(13)	—	—	106	107	—	200
Interest expense, net	(1)	—	(281)	(5)	—	—	(287)
Equity in earnings (losses) of subsidiaries	203	(208)	95	—	—	(90)	—

Income (loss) from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	189	(208)	(186)	101	107	(90)	(87)
Provision for income taxes	—	(1)	—	(6)	(22)	—	(29)
Equity in losses of investment in Orbitz Worldwide	—	(18)	—	—	—	—	(18)

Net income (loss) from continuing operations	189	(227)	(186)	95	85	(90)	(134)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations net of tax	(14)	—	(22)	3	345	—	312

Net income (loss)	175	(227)	(208)	95	427	(90)	172
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	3	—	3

Net income (loss) attributable to the Company	175	(227)	(208)	95	430	(90)	175

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	175	(227)	(208)	95	427	(90)	172

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	(81)	—	(81)
Realization of loss on cash flow hedges	—	—	9	—	—	—	9
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(101)	—	—	(101)
Unrealized gain on equity investment, net of tax	—	6	—	—	—	—	6
Equity in other comprehensive (loss) income of subsidiaries	(164)	9	(101)	—	—	256	—

Other comprehensive (loss) income, net of tax	(164)	15	(92)	(101)	(81)	256	(167)

Comprehensive (loss) income	11	(212)	(300)	(6)	346	166	5
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	3	—	3

Comprehensive (loss) income attributable to the Company	11	(212)	(300)	(6)	349	166	8

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	889	1,107	—	1,996

Costs and expenses
Cost of revenue	—	—	—	528	591	—	1,119
Selling, general and administrative	9	—	5	94	285	—	393
Depreciation and amortization	—	—	—	153	57	—	210

Total costs and expenses	9	—	5	775	933	—	1,722

Operating (loss) income	(9)	—	(5)	114	174	—	274
Interest expense, net	—	—	(267)	(5)	—	—	(272)
Gain on extinguishment of debt	—	—	2	—	—	—	2
Equity in (losses) earnings of subsidiaries	(34)	(178)	92	—	—	120	—

(Loss) income from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(43)	(178)	(178)	109	174	120	4
Provision for income taxes	—	(1)	—	(18)	(28)	—	(47)
Equity in losses of investment in Orbitz Worldwide	—	(28)	—	—	—	—	(28)

(Loss) income from continuing operations, net of tax	(43)	(207)	(178)	91	146	120	(71)
Income from discontinued operations, net of tax	—	—	—	1	26	—	27

Net (loss) income	(43)	(207)	(178)	92	172	120	(44)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(43)	(207)	(178)	92	173	120	(43)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(43)	(207)	(178)	92	172	120	(44)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	(35)	—	(35)
Realization of loss on cash flow hedges	—	—	9	—	—	—	9
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(22)	—	—	(22)
Unrealized gain on equity investment, net of tax	—	9	—	—	—	—	9
Equity in other comprehensive (loss) income of subsidiaries	(38)	9	(22)	—	—	51	—

Other comprehensive (loss) income, net of tax	(38)	18	(13)	(22)	(35)	51	(39)

Comprehensive (loss) income	(81)	(189)	(191)	70	137	171	(83)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(81)	(189)	(191)	70	138	171	(82)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	51	3	56	—	110
Accounts receivable, net	—	—	—	45	105	—	150
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	26	30	164	—	220

Total current assets	—	—	77	78	327	—	482
Investment in subsidiary/intercompany	(1,203)	(1,921)	1,243	—	—	1,881	—
Property and equipment, net	—	—	—	358	58	—	416
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	217	382	—	599
Cash held as collateral	—	—	137	—	—	—	137
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	80	60	78	—	218

Total assets	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	27	—	74
Accrued expenses and other current liabilities	15	—	117	113	292	—	537
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	20	18	—	—	38

Total current liabilities	15	—	137	216	319	—	687
Long-term debt	—	—	3,314	78	—	—	3,392
Deferred income taxes	—	—	—	4	3	—	7
Other non-current liabilities	—	—	7	208	59	—	274

Total liabilities	15	—	3,458	506	381	—	4,360

Total shareholders’ equity/intercompany	(1,218)	(1,921)	(1,921)	1,243	718	1,881	(1,218)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity/intercompany	(1,218)	(1,921)	(1,921)	1,243	734	1,881	(1,202)

Total liabilities and equity	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEET

As of December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	84	—	40	—	124
Accounts receivable, net	—	—	—	75	105	—	180
Deferred income taxes	—	—	—	—	3	—	3
Other current assets	—	—	19	29	120	—	168

Total current assets	—	—	103	104	268	—	475
Investment in subsidiary/intercompany	(967)	(1,829)	1,283	—	—	1,513	—
Property and equipment, net	—	—	—	362	69	—	431
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	256	425	—	681
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	77	—	—	—	—	77
Non-current deferred income taxes	—	—	—	—	6	—	6
Other non-current assets	—	—	99	45	93	—	237

Total assets	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	—	—	—	48	24	—	72
Accrued expenses and other current liabilities	3	2	99	161	236	—	501
Current portion of long-term debt	—	—	35	15	—	—	50

Total current liabilities	3	2	134	224	260	—	623
Long-term debt	—	—	3,309	48	—	—	3,357
Deferred income taxes	—	—	—	38	4	—	42
Other non-current liabilities	—	—	8	210	61	—	279

Total liabilities	3	2	3,451	520	325	—	4,301

Total shareholders’ equity/intercompany	(970)	(1,754)	(1,829)	1,283	787	1,513	(970)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	13	—	13

Total equity/intercompany	(970)	(1,754)	(1,829)	1,283	800	1,513	(957)

Total liabilities and equity	(967)	(1,752)	1,622	1,803	1,125	1,513	3,344

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(236)	(341)	(267)	31	138	439	(236)
Gain from disposal of discontinued operations	—	—	—	—	(7)	—	(7)

Net (loss) income from continuing operations	(236)	(341)	(267)	31	131	439	(243)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	167	60	—	227
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	37	—	—	—	37
Non-cash interest on Second Priority Secured Notes	—	—	14	—	—	—	14
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Equity in losses of investment in Orbitz Worldwide	—	74	—	—	—	—	74
Equity in losses (earnings) of subsidiaries	203	267	(31)	—	—	(439)	—
Deferred income taxes	—	—	—	3	1	—	4
FASA liability	—	—	—	(7)	—	—	(7)
Defined benefit pension plan funding	—	—	—	(27)	—	—	(27)
Changes in assets and liabilities:
Accounts receivable	—	—	—	21	1	—	22
Other current assets	—	—	—	(2)	(1)	—	(3)
Accounts payable, accrued expenses and other current liabilities	—	(18)	(15)	40	29	—	36
Other	—	—	—	(14)	66	—	52

Net cash (used in) provided by operating activities	(31)	(18)	(269)	212	287	—	181

Investing activities
Property and equipment additions	—	—	—	(92)	—	—	(92)
Other	—	—	—	—	3	—	3
Net intercompany funding	32	18	328	(101)	(277)	—	—

Net cash provided by (used in) investing activities	32	18	328	(193)	(274)	—	(89)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Repayment of term loans	—	—	(165)	—	—	—	(165)
Proceeds from revolver borrowings	—	—	80	—	—	—	80
Repayment of revolver borrowings	—	—	(95)	—	—	—	(95)
Repayment of capital lease obligations	—	—	—	(16)	—	—	(16)
Repurchase and retirement of Senior Notes	—	—	(20)	—	—	—	(20)
Debt finance costs	—	—	(20)	—	—	—	(20)
Payments on settlement of foreign exchange derivative contracts	—	—	(51)	—	—	—	(51)
Proceeds from settlement of foreign exchange derivative contracts	—	—	9	—	—	—	9
Other	(1)	—	—	—	3	—	2

Net cash (used in) provided by financing activities	(1)	—	(92)	(16)	3	—	(106)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(33)	3	16	—	(14)
Cash and cash equivalents at beginning of period	—	—	84	—	40	—	124

Cash and cash equivalents at end of period	—	—	51	3	56	—	110

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net income (loss)	175	(227)	(208)	95	427	(90)	172
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	22	—	(342)	—	(306)

Net income (loss) from continuing operations	189	(227)	(186)	95	85	(90)	(134)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	168	59	—	227
Equity based compensation	5	—	—	—	—	—	5
Amortization of debt finance costs	—	—	23	—	—	—	23
Non-cash interest on Second Priority Secured Notes	—	—	3	—	—	—	3
Gain on interest rate derivative instruments	—	—	(22)	—	—	—	(22)
Gain on foreign exchange derivative instruments	—	—	(1)	—	—	—	(1)
Equity in losses of investment in Orbitz Worldwide	—	18	—	—	—	—	18
Equity in (earnings) losses of subsidiaries	(203)	208	(95)	—	—	90	—
Deferred income taxes	—	—	—	3	—	—	3
FASA liability	—	—	—	(16)	—	—	(16)
Defined benefit pension plan funding	—	—	—	(17)	—	—	(17)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivables	—	—	—	(15)	(5)	—	(20)
Other current assets	—	—	—	11	2	—	13
Accounts payable, accrued expenses and other current liabilities	—	—	—	(11)	20	—	9
Other	—	—	8	12	13	—	33

Net cash (used in) provided by operating activities of continuing operations	(9)	(1)	(270)	230	174	—	124

Net cash used in operating activities of discontinued operations	—	—	—	(1)	(11)	—	(12)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities
Property and equipment additions	—	—	—	(72)	(5)	—	(77)
Net proceeds from sale of GTA business	(10)	—	14	—	624	—	628
Other	—	—	—	—	5	—	5
Net intercompany funding	111	1	993	(144)	(961)	—	—

Net cash provided by (used in) investing activities	101	1	1,007	(216)	(337)	—	556

Financing activities
Repayment of term loans	—	—	(658)	—	—	—	(658)
Proceeds from revolver borrowings	—	—	35	—	—	—	35
Repayment of capital leases obligations	—	—		(14)	—	—	(14)
Debt finance costs	—	—	(100)	—	—	—	(100)
Proceeds from settlement of foreign exchange derivative contracts	—	—	34	—	—	—	34
Distribution to a parent company	(89)	—	—	—	—	—	(89)
Other	(3)	—	—	—	4	—	1

Net cash (used in) provided by financing activities	(92)	—	(689)	(14)	4	—	(791)

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	—	—	48	(1)	(165)	—	(118)
Cash and cash equivalents at beginning of year (including cash of discontinued operations)	—	—	36	1	205	—	242

Cash and cash equivalents of continuing operations at end of year	—	—	84	—	40	—	124

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income	(43)	(207)	(178)	92	172	120	(44)
Income from discontinued operations	—	—	—	(1)	(26)	—	(27)

Net (loss) income from continuing operations	(43)	(207)	(178)	91	146	120	(71)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	153	57	—	210
Equity-based compensation	5	—	—	—	—	—	5
Amortization of debt finance costs and debt discount	—	—	23	—	—	—	23
Gain on early extinguishment of debt	—	—	(2)	—	—	—	(2)
Gain on interest rate derivative instruments	—	—	(6)	—	—	—	(6)
Gain on foreign exchange derivative instruments	—	—	(3)	—	—	—	(3)
Equity in losses of investment in Orbitz Worldwide	—	28	—	—	—	—	28
Equity in losses (earnings) of subsidiaries	34	178	(92)	—	—	(120)	—
Deferred income taxes	—	—	—	19	2	—	21
FASA liability	—	—	—	(18)	—	—	(18)
Defined benefit plan contributions	—	—	—	(3)	—	—	(3)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	—	—	—	17	(13)	—	4
Other current assets	—	—	—	6	(20)	—	(14)
Accounts payable, accrued expenses and other current liabilities	—	12	19	(28)	14	—	17
Other	—	—	13	14	(37)	—	(10)

Net cash (used in) provided by operating activities of continuing operations	(4)	11	(226)	251	149	—	181

Net cash provided by operating activities of discontinued operations	—	—	—	36	67	—	103

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED CASH FLOWS

For the Year Ended December 31, 2010

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Investing activities
Property and equipment additions	—	—	—	(173)	(9)	—	(182)
Investment in Orbitz Worldwide	—	(50)	—	—	—	—	(50)
Businesses acquired	—	—	—	—	(16)	—	(16)
Loan to parent company	—	—	—	(9)	—	—	(9)
Loan repaid by parent company	—	—	—	9	—	—	9
Proceeds from asset sales	—	—	—	2	—	—	2
Net intercompany funding	4	39	271	(148)	(166)	—	—
Other	—	—	—	5	—	—	5

Net cash provided by (used in) investing activities	4	(11)	271	(314)	(191)	—	(241)

Financing activities
Proceeds from new term loan	—	—	137	—	—	—	137
Repayment of term loans	—	—	(160)	—	—	—	(160)
Proceeds from revolver borrowings	—	—	130	—	—	—	130
Repayment of revolver borrowings	—	—	(130)	—	—	—	(130)
Repayment of Capital lease obligations	—	—	—	(10)	—	—	(10)
Repurchase and retirement of Senior Notes	—	—	(18)	—	—	—	(18)
Proceeds from issuance of Senior Notes	—	—	250	—	—	—	250
Debt finance costs	—	—	(20)	—	—	—	(20)
Cash provided as collateral	—	—	(137)	—	—	—	(137)
Payments on settlement of foreign exchange derivative contracts	—	—	(77)	—	—	—	(77)
Proceeds on settlement of foreign exchange derivative contracts	—	—	16	—	—	—	16
Other	—	—	—	—	(3)	—	(3)

Net cash used in financing activities	—	—	(9)	(10)	(3)	—	(22)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	4	—	4

Net increase (decrease) in cash and cash equivalents	—	—	36	(37)	26	—	25
Cash and cash equivalents at beginning of year (including cash of discontinued operations)	—	—	—	38	179	—	217

Cash and cash equivalents at end of year	—	—	36	1	205	—	242
Less: cash of discontinued operations	—	—	—	(1)	(147)	—	(148)

Cash and cash equivalents of continuing operations at end of year	—	—	36	—	58	—	94

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.3	Amended and Restated Bye-laws of Travelport Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC and Computershare Trust Company, N.A. relating to the Senior Notes (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Indenture dated as of August 23, 2006 by and among Travelport LLC Computershare Trust Company, N.A. relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 1 (with respect to the Senior Notes) dated January 11, 2007 between Warpspeed Sub Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.4	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibit No.	Description
4.5	Supplemental Indenture No. 2 (with respect to the Senior Notes) dated March 13, 2007 among Travelport LLC, TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.6	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC, TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.7	Supplemental Indenture No. 3 (with respect to the Senior Notes) dated September 19, 2007 among Travelport LLC, Worldspan Technologies Inc., Worldspan BBN Holdings, LLC, Worldspan Digital Holdings, LLC, Worldspan IJET Holdings, LLC, Worldspan OpenTable Holdings, LLC, Worldspan S.A. Holdings II, L.L.C., Worldspan StoreMaker Holdings, LLC, Worldspan South American Holdings LLC, Worldspan Viator Holdings, LLC, Worldspan XOL LLC, WS Financing Corp., Worldspan, L.P. and WS Holdings LLC and Computershare Trust Company, N.A.
4.8	Supplemental Indenture No. 3 (with respect to the Senior Subordinated Notes) dated September 19, 2007 among Travelport LLC, Worldspan Technologies Inc., Worldspan BBN Holdings, LLC, Worldspan Digital Holdings, LLC, Worldspan IJET Holdings, LLC, Worldspan OpenTable Holdings, LLC, Worldspan S.A. Holdings II, L.L.C., Worldspan StoreMaker Holdings, LLC, Worldspan South American Holdings LLC, Worldspan Viator Holdings, LLC, Worldspan XOL LLC, WS Financing Corp., Worldspan, L.P. and WS Holdings LLC and Computershare Trust Company, N.A.
4.9	Supplemental Indenture No. 4 (with respect to the Senior Notes) dated December 11, 2012 among Travelport Finance Management LLC and Travelport Services LLC and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
4.10	Supplemental Indenture No. 4 (with respect to the Senior Subordinated Notes) dated December 11, 2012 among Travelport Finance Management LLC and Travelport Services LLC and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
4.11	Indenture, relating to the 9% Senior Notes due 2016, dated as of August 18, 2010, by and among Travelport Limited, Travelport LLC, Travelport Inc. and the guarantors named therein, and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on August 18, 2010 (dated August 12, 2010)).
4.12	Supplemental Indenture No. 1 (with respect to the 9% Senior Notes) dated December 11, 2012 among Travelport Finance Management LLC and Travelport Services LLC and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
4.13	Shareholders’ Agreement dated as of October 3, 2011, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.14	Indenture, dated as of November 30, 2011, by and among Travelport LLC, Travelport Limited and the other guarantors named therein, and Wells Fargo Bank, National Association, as trustee and collateral agent (including the form of Second Priority Senior Secured Notes due 2016) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on December 6, 2011 (dated November 30, 2011)).

Exhibit No.	Description
10.1	Fifth Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on December 11, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
10.2	Amendment, dated as of January 28, 2013, to the Fifth Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on December 11, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, UBS AG, Stamford Branch, UBS Loan Finance LLC and the other agents and other lenders party thereto.
10.3	Revolving Credit Loan Modification Agreement, dated as of October 6, 2011, relating to the Fourth Amended and Restated Credit Agreement, dated as of August 23, 2006, as amended and restated on September 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 11, 2011 (dated October 6, 2011)).
10.4	Revolving Credit Loan Modification Agreement, dated as of May 8, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À.R.L., UBS AG, Stamford Branch, as administrative agent, collateral agent and L/C issuer, UBS Loan Finance LLC, as swing line lender, the lenders from time to time party thereto, Credit Suisse Securities (USA) LLC, as syndication agent, and the other agents and persons party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on May 14, 2012 (dated May 8, 2012)).
10.5	Revolving Credit Loan Modification Agreement, dated as of August 23, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À R.L., UBS AG, Stamford Branch, as administrative agent, collateral agent and L/C issuer, UBS Loan Finance LLC, as swing line lender, Travelport Finance Inc., as a lender, UBS Securities LLC, as the revolving credit loan modification offer arranger, and the other agents and persons party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 29, 2012 (dated August 23, 2012)).
10.6	Credit Agreement, dated as of May 8, 2012, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.À.R.L., the lenders from time to time party thereto and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 14, 2012 (dated May 8, 2012)).
10.7	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC, Travelport LLC, Travelport, Inc., Travelport, LP and UBS AG, Stamford Branch, as collateral agent, to the Amended and Restated Security Agreement, dated as of August 23, 2006, as amended and restated as of September 30, 2011, among Travelport LLC, Travelport Limited, Waltonville Limited, the other subsidiaries of Travelport Limited from time to time party thereto and UBS AG, Stamford Branch, as collateral agent (Incorporated by reference to Exhibit 10. 3 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
10.8	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and UBS AG, Stamford Branch, as administrative agent, to the Amended and Restated Guaranty, as amended and restated as of September 30, 2011, among Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., the other subsidiaries of Travelport Limited from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to Exhibit 10. 4 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

Exhibit No.	Description
10.9	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC, Travelport LLC, Travelport, Inc., Travelport, LP and UBS AG, Stamford Branch, as collateral agent, to the Intellectual Property Security Agreement, dated as of August 23, 2006, among the Travelport LLC, Travelport Limited, Waltonville Limited, the other subsidiaries of Travelport Limited from time to time party thereto and UBS AG, Stamford Branch, as collateral agent (Incorporated by reference to Exhibit 10. 5 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

10.10	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and Credit Suisse AG, as collateral agent, to the Security Agreement, dated as of May 8, 2012, among the Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., the other subsidiaries of Travelport Limited from time to time party thereto and Credit Suisse AG, as collateral agent (Incorporated by reference to Exhibit 10. 6 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

10.11	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and Credit Suisse AG, as administrative agent, to the Guaranty, dated as of May 8, 2012, among Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., the other subsidiaries of Travelport Limited from time to time party thereto and Credit Suisse AG, as administrative agent (Incorporated by reference to Exhibit 10. 7 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

10.12	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC, Travelport LLC, Travelport, Inc., Travelport, LP and Credit Suisse AG, as collateral agent,. to the Intellectual Property Security Agreement, dated as of May 8, 2012, among the Travelport LLC, Travelport Limited, Waltonville Limited, the other subsidiaries of Travelport Limited from time to time party thereto and Credit Suisse AG, as collateral agent (Incorporated by reference to Exhibit 10. 8 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

10.13	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and Wells Fargo Bank, National Association, as collateral agent, to the Second Lien Security Agreement, dated as of September 30, 2011, among the Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., the other subsidiaries of Travelport Limited from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10. 9 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

10.14	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and Wells Fargo Bank, National Association, as collateral agent, to the Second Lien Guaranty, dated as of September 30, 2011, among Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., the other subsidiaries of Travelport Limited from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10. 10 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).

Exhibit No.	Description
10.15	Supplement No. 1, dated as of December 11, 2012, among Galileo International Technology, LLC, Galileo Asia, LLC, Galileo Latin America, LLC, Travelport Investor LLC, Travelport Finance Management LLC, Travelport Services LLC and Wells Fargo Bank, National Association, as collateral agent, to the Second Lien Intellectual Property Security Agreement, dated as of September 30, 2011, among the Travelport LLC, Travelport Limited, Waltonville Limited, the other subsidiaries of Travelport Limited from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (Incorporated by reference to Exhibit 10. 11 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
10.16	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.17	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.18	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.19	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.20	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.21	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*
10.22	Agreement and General Release by and among Jeff Clarke, Travelport Limited and Travelport, LP, dated as of February 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).
10.23	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.24	Letter Agreement of Eric J. Bock, dated as of May 27, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on June 3, 2011 (dated May 27, 2011)).
10.25	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).
10.26	Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited.
10.27	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).
10.28	Letter Agreement, dated March 28, 2011, between Philip Emery and Travelport International Limited (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).

Exhibit No.	Description
10.29	Letter Agreement, dated November 24, 2011, between Philip Emery and Travelport International Limited. (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.30	Employment Agreement of Mark Ryan, effective as of December 16, 2011.
10.31	Letter Agreement of Mark Ryan, dated as of December 3, 2012.
10.32	Compromise Agreement, dated November 26, 2012, between Lee Golding and Travelport International Limited.
10.33	Employment Agreement of Kurt Ekert, dated as of November 21, 2011 (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.34	Letter Agreement of Kurt Ekert, dated as of November 23, 2011 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.35	Travelport Officer Deferred Compensation Plan (Amended and Restated as of December 31, 2012).
10.36	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.37	Amendment No. 7, dated as of February 9, 2010, to the TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership, dated as of December 19, 2007 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.38	Form of TDS Investor (Cayman) L.P. Fifth Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.39	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) — U.S. Senior Leadership Team (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.40	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.41	Form of 2010 LTIP Equity Award Agreement (Restricted Equity Units) — UK Senior Leadership Team (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.42	Form of Management Equity Award Agreement (UK EVP) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.43	Form of Travelport Worldwide Limited 2011 Equity Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.44	Form of Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.45	Form of Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.46	Form of Travelport Worldwide Limited Management Equity Award Agreement (M. Ryan).
10.47	2012 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.48	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (US).

Exhibit No.	Description
10.49	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (UK).
10.50	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.51	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.52	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.53	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.54	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*
10.55	Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC.*
10.56	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.57	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.58	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.59	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.60	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.61	Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 13, 2009).

Exhibit No.	Description
10.62	Fifth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.63	Sixth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).*
10.64	Seventh Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.65	Eighth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.66	Ninth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.67	Tenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.68	Twelfth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.69	Thirteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.70	Fourteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 9, 2011).
10.71	Fifteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.72	Sixteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.73	Seventeenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2012).

Exhibit No.	Description
10.74	Eighteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2012).
10.75	Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 13, 2011).*
10.76	Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.77	Letter Agreement between Travelport Limited and Douglas M. Steenland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 4, 2011 (dated August 2, 2011)).
10.78	Letter Agreement between Travelport Limited and Anthony J. Bolland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 9, 2011 (dated December 5, 2011)).
10.79	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2012 (Incorporated by reference to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).
10.80	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2013.
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.