Form 10-Q
period 2013-03-31
Travelport LTD
filed 2013-05-09
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 9, 2013, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2013, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenue	548	550

Costs and expenses
Cost of revenue	333	322
Selling, general and administrative	94	105
Depreciation and amortization	52	57

Total costs and expenses	479	484

Operating income	69	66
Interest expense, net	(70)	(67)

Loss before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(1)	(1)
Provision for income taxes	(11)	(8)
Equity in earnings (losses) of investment in Orbitz Worldwide	2	(3)

Net loss	(10)	(12)
Net loss attributable to non-controlling interest in subsidiaries	—	1

Net loss attributable to the Company	(10)	(11)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net loss	(10)	(12)

Other comprehensive income, net of tax
Currency translation adjustment, net of tax	(3)	2
Unrealized gain (loss) on equity investment, net of tax	5	(2)

Other comprehensive income, net of tax	2	—

Comprehensive loss	(8)	(12)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	1

Comprehensive loss attributable to the Company	(8)	(11)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	108	110
Accounts receivable (net of allowances for doubtful accounts of $19 and $16)	210	150
Deferred income taxes	2	2
Other current assets	252	220

Total current assets	572	482
Property and equipment, net	402	416
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	579	599
Cash held as collateral	137	137
Investment in Orbitz Worldwide	7	—
Non-current deferred income tax	6	6
Other non-current assets	203	218

Total assets	3,206	3,158

Liabilities and equity
Current liabilities:
Accounts payable	68	74
Accrued expenses and other current liabilities	561	537
Deferred income taxes	38	38
Current portion of long-term debt	92	38

Total current liabilities	759	687
Long-term debt	3,372	3,392
Deferred income taxes	8	7
Other non-current liabilities	277	274

Total liabilities	4,416	4,360

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	718	718
Accumulated deficit	(1,757)	(1,747)
Accumulated other comprehensive loss	(187)	(189)

Total shareholders’ equity	(1,226)	(1,218)
Equity attributable to non-controlling interest in subsidiaries	16	16

Total equity	(1,210)	(1,202)

Total liabilities and equity	3,206	3,158

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Operating activities
Net loss	(10)	(12)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	52	57
Equity-based compensation	—	2
Amortization of debt finance costs and debt discount	7	9
Non-cash interest on Second Priority Secured Notes	4	3
Gain on interest rate derivative instruments	—	(2)
Loss (gain) on foreign exchange derivative instruments	7	(6)
Equity in (earnings) losses of investment in Orbitz Worldwide	(2)	3
FASA liability	—	(3)
Defined benefit pension plan funding	—	(2)
Changes in assets and liabilities:
Accounts receivable	(60)	(47)
Other current assets	(12)	(11)
Accounts payable, accrued expenses and other current liabilities	(2)	20
Other	(5)	18

Net cash (used in) provided by operating activities	(21)	29

Investing activities
Property and equipment additions	(23)	(15)

Financing activities
Repayment of revolver borrowings	—	(35)
Proceeds from revolver borrowings	53	25
Repayment of capital lease obligations	(4)	(4)
Debt finance costs	(2)	—
Payments on settlement of foreign exchange derivative contracts	(7)	(16)
Proceeds from settlement of foreign exchange derivative contracts	2	—
Other	—	1

Net cash provided by (used in) financing activities	42	(29)

Net decrease in cash and cash equivalents	(2)	(15)
Cash and cash equivalents at beginning of period	110	124

Cash and cash equivalents at end of period	108	109

Supplementary disclosures of cash flow information
Interest payments	88	86
Income tax payments, net	6	3
Non-cash capital lease additions	1	—

See Notes to the Consolidated Condensed Financial Statement

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

Travelport’s payment service joint venture in eNett provides secure and cost effective automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

The Company also owns approximately 46% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company. The Company has over 3,500 employees and operates in over 170 countries. Travelport is a closely-held company.

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2012 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim reporting. Certain disclosures normally included in financial statement prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

2. Recently Issued Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on reporting of significant items that are reclassified to net income (loss) from accumulated other comprehensive income (loss) and disclosures for items not reclassified to net income (loss). This guidance is to be applied on a prospective basis for reporting periods beginning after December 15, 2012. The Company adopted the provisions of this guidance effective January 1, 2013, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued guidance on disclosures about offsetting and related arrangements for financial instruments including derivatives. This guidance requires disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and transactions subject to an agreement similar to a master netting agreement. The Company adopted the provisions of this guidance effective January 1, 2013, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

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

3. Orbitz Worldwide

The Company accounts for its investment of approximately 46% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated condensed statement of operations and consolidated condensed statement of comprehensive income, respectively. The Company’s investment in Orbitz Worldwide has been diluted from its investment of approximately 48% to 46% during 2012 as a result of issuance of shares by Orbitz Worldwide under its equity incentive plan.

As of March 31, 2013 and December 31, 2012, the carrying value of the Company’s investment in Orbitz Worldwide was $7 million and nil, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of March 31, 2013 was approximately $279 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three months ended March 31, 2013 and 2012.

(in $ millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenue	203	190
Operating expenses	206	186

Operating (loss) income	(3)	4
Interest expense, net	(9)	(10)

Loss before income taxes	(12)	(6)
Benefit from (provision for) income taxes	158	(1)

Net income (loss)	146	(7)

During the fourth quarter of the year ended December 31, 2012, the Company reduced its investment in Orbitz Worldwide to nil, as its share of Orbitz Worldwide’s net loss exceeded the carrying value. The Company also discontinued applying the equity method of accounting as the Company had no commitment which was probable to be incurred to provide additional funding to Orbitz Worldwide. However, during the three months ended March 31, 2013, the Company resumed the equity method of accounting as its share of net income from Orbitz Worldwide exceeded the share of net loss not recognized during the period for which equity accounting was suspended.

During the three months ended March 31, 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in a recognition of a benefit from income taxes of $158 million in its consolidated condensed statement of operations.

The Company has recorded earnings of $2 million and losses of $3 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2013 and 2012, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide in the Company’s consolidated condensed statements of operations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Orbitz Worldwide (continued)

Net revenue disclosed above includes approximately $22 million and $26 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had balances payable to Orbitz Worldwide of approximately $14 million and $5 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

4. Other Current Assets

(in $ millions)	March 31, 2013	December 31, 2012
Restricted cash of subsidiaries	86	56
Development advances	72	68
Sales and use tax receivables	45	48
Prepaid expenses	20	15
Assets held for sale	16	16
Derivative assets	3	10
Other	10	7

	252	220

Restricted cash of subsidiaries represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2013			December 31, 2012
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	633	(408)	225	629	(386)	243
Computer equipment	268	(143)	125	274	(138)	136
Building and leasehold improvements	13	(7)	6	12	(7)	5
Construction in progress	46	—	46	32	—	32

	960	(558)	402	947	(531)	416

The Company recorded depreciation expense of $32 million and $36 million during the three months ended March 31, 2013 and 2012, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Property and Equipment, Net (continued)

As of March 31, 2013 and December 31, 2012, the Company had net capital lease assets of $89 million and $94 million, respectively, included within computer equipment. During the three months ended March 31, 2013 and 2012, the Company invested $24 million and $15 million, respectively, in property and equipment.

The amount of interest on capital projects capitalized was $1 million for each of the three months ended March 31, 2013 and 2012.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	March 31, 2013	December 31, 2012
Accrued commissions and incentives	240	211
Customer prepayments	86	56
Accrued payroll and related	65	71
Deferred revenue	38	29
Accrued interest expense	32	61
Accrued sponsor monitoring fees	26	32
Income tax payable	26	24
Derivative contracts	8	4
Pension and post-retirement benefit liabilities	2	2
Other	38	47

	561	537

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity(1)	March 31, 2013	December 31, 2012
Secured debt
Senior Secured Credit Agreement
Term loans
Dollar denominated	August 2015	1,064	1,064
Euro denominated	August 2015	276	284
“Tranche S”	August 2015	137	137
Revolver Borrowings
Dollar denominated		73	20
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	171	171
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	229	225
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	122	122
Euro denominated floating rate notes	September 2014	195	201
9 7/8% Dollar denominated notes	September 2014	429	429
9% Dollar denominated notes	March 2016	250	250
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	179	184
Capital leases		92	96

Total debt		3,464	3,430
Less: current portion		92	38

Long-term debt		3,372	3,392

(1)	Following the Company’s comprehensive debt refinancing in April 2013, approximately $19 million of its senior notes due September 2014 remain outstanding. The term loans maturing in August 2015 and November 2015 are subject to a reduction in maturity to May 2014 and August 2014, respectively, if the Company is unable to repay or refinance the outstanding senior notes by May 2014.

During the three months ended March 31, 2013, the Company borrowed $53 million under its revolving credit facility. As of March 31, 2013, the Company had outstanding borrowings to external lenders of $73 million under its revolving credit facility, with remaining external borrowing capacity of $45 million. Of the total external borrowing capacity available under the revolving credit facility, $57 million is set to expire in August 2013.

The Company has a $133 million letter of credit facility which matures in August 2015 and is collateralized by $137 million of restricted cash. The Company also has a $13 million synthetic letter of credit facility which matures in August 2013. As of March 31, 2013, the Company had approximately $114 million of commitments outstanding under its cash collateralized letter of credit facility and $11 million of commitments outstanding under its synthetic letter of credit facility. The commitments under these two facilities included approximately $68 million in letters of credit issued by the Company on behalf of Orbitz Worldwide, pursuant to the Company’s separation agreement with Orbitz Worldwide. As of March 31, 2013, the Company had $21 million of remaining capacity under its letter of credit facilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. Long-Term Debt (continued)

During the three months ended March 31, 2013, $4 million of interest was capitalized into the Second Priority Secured Notes, the Company repaid $4 million under its capital lease obligations, terminated $1 million of capital leases and entered into $1 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $19 million decrease in the principal amount of euro denominated loans during the three months ended March 31, 2013.

In March 2013, the Company announced that it reached an agreement with certain of its Senior Note holders on comprehensive refinancing plans, including arrangements for the Company’s Senior Notes due in 2014 to extend the maturity date until 2016. The Company entered into a new second lien secured credit agreement and announced that its parent companies reached an agreement with lenders of Travelport Holdings Limited’s unsecured payment-in-kind term loans.

In April 2013, the Company together with its direct and indirect parent entities, completed its previously announced refinancing plans. In connection with this refinancing:

•

The Company completed an exchange offer for substantially all of its existing Senior Notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, Euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due 2016 of which 2.5% is payable as payment-in-kind interest and new senior floating rate notes due 2016 of approximately $185 million (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the new Senior Notes provided a waiver and release of all claims asserted related to the Company’s refinancing in 2011.

•

The Company entered into a new second lien secured credit agreement (“Second Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans due January 2016 (the “Tranche 1 Second Priority Secured Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the 2012 Secured Credit Agreement, (ii) repay in cash approximately $395 million in the Senior Notes Exchange Offers, and (iii) pay consent fees in connections with the exchange offers and consent solicitations. The Tranche 1 Second Priority Secured Loans bear cash interest of LIBOR plus 8% per annum, with a minimum LIBOR floor of 1.5%.

•

The Company completed an exchange offer for its existing Second Priority Secured Notes due December 2016 for an equal principal amount of new second priority secured notes due December 2016 (the “Tranche 2 Second Priority Secured Loans”). The Tranche 2 Second Priority Secured Loans bear interest of 8.375% (cash interest of 4% per annum and payment-in-kind interest of 4.375% per annum).

•

The Company paid a consent fee to holders of the Company’s senior subordinated notes in exchange for a waiver and release of all claims asserted in connection with the Company’s refinancing in 2011 and amended certain restrictive covenants under the indentures for the senior subordinated notes.

•

The Company’s direct parent holding company, Travelport Holdings Limited, acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the outstanding equity of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, and (ii) $25 million of newly issued 11.875% senior subordinated notes of the Company due 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the outstanding equity of Worldwide.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2013, there has been no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology.

As of March 31, 2013, the Company had a net liability position of $5 million related to derivative financial instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(2)	(3)
Foreign currency contracts	Other current assets	3	10	Accrued expenses and other current liabilities	(6)	(1)
Foreign currency contracts	Other non-current assets	—	5	Other non-current liabilities	—	—

Total fair value of derivative assets (liabilities)		3	15		(8)	(4)

As of March 31, 2013, the Company had an aggregate outstanding notional $250 million of interest rate swaps, $204 million of foreign currency option contracts and $461 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the three months ended March 31, 2013.

(in $ millions)	Three Months Ended March 31, 2013
Net derivative asset (liability) as of January 1	11
Total loss (gain) for the period included in net loss	(15)
Proceeds from settlement of foreign exchange derivative contracts	(2)
Settlement of interest rate derivative contracts	1

Net derivative liability as of March 31	(5)

During the three months ended March 31, 2013, the Company paid $7 million in relation to certain foreign currency derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as at December 31, 2012.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Financial Instruments (continued)

The significant unobservable inputs used to fair value the Company’s derivative financial instruments have a probability of default of approximately 20% and a recovery rate of 20% has been applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2013.

The table below presents the impact of changes in fair values of derivatives on income (loss) during the period.

		Amount of Gain (Loss) Recorded into Income (Loss)
	Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended March 31,
(in $ millions)		2013	2012
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense, net	(1)	1
Foreign currency contracts	Selling, general and administrative	(14)	14

		(15)	15

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.

The fair values of the Company’s other financial instruments are as follows:

		March 31, 2013		December 31, 2012
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	7	279	—	133
Derivative assets (see above)	Level 3	3	3	15	15
Derivative liabilities (see above)	Level 2	(8)	(8)	(4)	(4)
Total debt	Level 2	(3,464)	(3,354)	(3,430)	(2,899)

9. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2013, the Company had approximately $127 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $45 million relates to the twelve months ending March 31, 2014. These purchase obligations extend through 2017.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Commitments and Contingencies (continued)

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

On March 12, 2013, the Company entered into a settlement agreement to resolve its outstanding litigation with American Airlines and further entered into a new long-term distribution agreement. This settlement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

In connection with the completion of its comprehensive refinancing plans on April 15, 2013, the holders of the Company’s Senior Notes and Senior Subordinated Notes agreed to waive and release all claims asserted and related to the Company’s 2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

All of the Company’s secured debt and it’s secured Senior Notes and the Senior Subordinated Notes are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of the Company’s existing and future domestic wholly-owned subsidiaries (the “guarantor subsidiaries”). The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three months ended March 31, 2013 and 2012, the consolidating condensed statements of comprehensive income for the three months ended March 31, 2013 and 2012, consolidating condensed balance sheets as of March 31, 2013 and the year ended December 31, 2012, and the consolidating condensed statements of cash flows for the three months ended March 31, 2013 and 2012 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. As a result of the Company’s refinancing plans certain entities previously reported as non-guarantor subsidiaries within the Company’s consolidating condensed financial statements are now presented as guarantor subsidiaries.

In addition, the Company’s secured debt is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries, the net revenue, assets and operating income of which are included in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	212	336	—	548

Costs and expenses
Cost of revenue	—	—	—	138	195	—	333
Selling, general and administrative	8	—	(4)	22	68	—	94
Depreciation and amortization	—	—	—	39	13	—	52

Total costs and expenses	8	—	(4)	199	276	—	479

Operating (loss) income	(8)	—	4	13	60	—	69
Interest expense, net	—	—	(68)	(2)	—	—	(70)
Equity in (losses) earnings of subsidiaries	(2)	(55)	10	—	—	47	—

(Loss) income before income taxes and equity in earnings of Orbitz Worldwide	(10)	(55)	(54)	11	60	47	(1)
Provision for income taxes	—	—	(1)	(1)	(9)	—	(11)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net (loss) income	(10)	(53)	(55)	10	51	47	(10)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(10)	(53)	(55)	10	51	47	(10)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(10)	(53)	(55)	10	51	47	(10)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(3)	—	(3)
Unrealized gain on equity investment, net of tax	—	5	—	—	—	—	5
Equity in other comprehensive income (loss) of subsidiaries	2	—	—	—	—	(2)	—

Other comprehensive income (loss), net of tax	2	5	—	—	(3)	(2)	2

Comprehensive (loss) income	(8)	(48)	(55)	10	48	45	(8)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(8)	(48)	(55)	10	48	45	(8)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	239	311	—	550

Costs and expenses
Cost of revenue	—	—	—	142	180	—	322
Selling, general and administrative	6	—	5	31	63	—	105
Depreciation and amortization	—	—	—	41	16	—	57

Total costs and expenses	6	—	5	214	259	—	484

Operating (loss) income	(6)	—	(5)	25	52	—	66
Interest expense, net	—	—	(66)	(1)	—	—	(67)
Equity in (losses) earnings of subsidiaries	(5)	(47)	24	—	—	28	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(11)	(47)	(47)	24	52	28	(1)
Provision for income taxes	—	—	—	—	(8)	—	(8)
Equity in losses of investment in Orbitz Worldwide	—	(3)	—	—	—	—	(3)

Net (loss) income	(11)	(50)	(47)	24	44	28	(12)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Net (loss) income attributable to the Company	(11)	(50)	(47)	24	45	28	(11)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(11)	(50)	(47)	24	44	28	(12)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized loss on equity investment, net of tax	—	(2)	—	—	—	—	(2)
Equity in other comprehensive income (loss) of subsidiaries	—	—	—	—	—	—	—

Other comprehensive income (loss), net of tax	—	(2)	—	—	2	—	—

Comprehensive (loss) income	(11)	(52)	(47)	24	46	28	(12)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(11)	(52)	(47)	24	47	28	(11)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	49	1	58	—	108
Accounts receivable, net	—	—	—	60	150	—	210
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	19	34	199	—	252

Total current assets	—	—	68	95	409	—	572
Investment in subsidiary/intercompany	(1,214)	(1,316)	1,867	—	—	663	—
Property and equipment, net	—	—	—	377	25	—	402
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	576	3	—	579
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	7	—	—	—	—	7
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	6	—	67	55	75	—	203

Total assets	(1,208)	(1,309)	2,139	2,376	545	663	3,206

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	40	28	—	68
Accrued expenses and other current liabilities	18	—	77	121	345	—	561
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	73	19	—	—	92

Total current liabilities	18	—	150	218	373	—	759
Long-term debt	—	—	3,299	73	—	—	3,372
Deferred income taxes	—	—	—	5	3	—	8
Other non-current liabilities	—	—	6	213	58	—	277

Total liabilities	18	—	3,455	509	434	—	4,416

Total shareholders’ equity/intercompany	(1,226)	(1,309)	(1,316)	1,867	95	663	(1,226)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity and intercompany	(1,226)	(1,309)	(1,316)	1,867	111	663	(1,210)

Total liabilities and equity	(1,208)	(1,309)	2,139	2,376	545	663	3,206

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	51	3	56	—	110
Accounts receivable, net	—	—	—	45	105	—	150
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	26	30	164	—	220

Total current assets	—	—	77	78	327	—	482
Investment in subsidiary/intercompany	(1,203)	(1,921)	1,243	—	—	1,881	—
Property and equipment, net	—	—	—	358	58	—	416
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	217	382	—	599
Cash held as collateral	—	—	137	—	—	—	137
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	80	60	78	—	218

Total assets	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	27	—	74
Accrued expenses and other current liabilities	15	—	117	113	292	—	537
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	20	18	—	—	38

Total current liabilities	15	—	137	216	319	—	687
Long-term debt	—	—	3,314	78	—	—	3,392
Deferred income taxes	—	—	—	4	3	—	7
Other non-current liabilities	—	—	7	208	59	—	274

Total liabilities	15	—	3,458	506	381	—	4,360

Total shareholders’ equity/intercompany	(1,218)	(1,921)	(1,921)	1,243	718	1,881	(1,218)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity and intercompany	(1,218)	(1,921)	(1,921)	1,243	734	1,881	(1,202)

Total liabilities and equity	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(10)	(53)	(55)	10	51	47	(10)
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	39	13	—	52
Amortization of debt finance costs	—	—	7	—	—	—	7
Non-cash interest on Second Priority Secured Notes	—	—	4	—	—	—	4
Gain on foreign exchange derivative instruments	—	—	7	—	—	—	7
Equity in losses (earnings) of subsidiaries	2	55	(10)	—	—	(47)	—
Equity in earnings of investment in Orbitz Worldwide	—	(2)	—	—	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(15)	(45)	—	(60)
Other current assets	—	—	—	(4)	(8)	—	(12)
Accounts payable, accrued expenses and other current liabilities	3	—	(33)	3	25	—	(2)
Other	—	—	—	2	(7)	—	(5)

Net cash (used in) provided by operating activities	(5)	—	(80)	35	29	—	(21)

Investing activities
Property and equipment additions	—	—	—	(23)	—	—	(23)
Net intercompany funding	5	—	32	(10)	(27)	—	—

Net cash provided by (used in) investing activities	5	—	32	(33)	(27)	—	(23)

Financing activities
Proceeds from revolver borrowings	—	—	53	—	—	—	53
Repayment of capital lease obligations	—	—	—	(4)	—	—	(4)
Debt finance costs	—	—	(2)	—	—	—	(2)
Payments on settlement of foreign exchange derivative contracts	—	—	(7)	—	—	—	(7)
Proceeds from settlement of foreign exchange derivative contracts	—	—	2	—	—	—	2

Net cash provided by (used in) financing activities	—	—	46	(4)	—	—	42

Net (decrease) increase in cash and cash equivalents	—	—	(2)	(2)	2	—	(2)
Cash and cash equivalents at beginning of period	—	—	51	3	56	—	110

Cash and cash equivalents of operations at end of period	—	—	49	1	58	—	108

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(11)	(50)	(47)	24	44	28	(12)
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	41	16	—	57
Equity based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	9	—	—	—	9
Non-cash interest on Second Priority Secured Notes	—	—	3	—	—	—	3
Gain on interest rate derivative instruments	—	—	(2)	—	—	—	(2)
Gain on foreign exchange derivative instruments	—	—	(6)	—	—	—	(6)
Equity in losses of investment in Orbitz Worldwide	—	3	—	—	—	—	3
Equity in losses (earnings) of subsidiaries	5	47	(24)	—	—	(28)	—
FASA liability	—	—	—	(3)	—	—	(3)
Defined benefit pension plan funding	—	—	—	(2)	—	—	(2)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(5)	(42)	—	(47)
Other current assets	—	—	2	1	(14)	—	(11)
Accounts payable, accrued expenses and other current liabilities	—	—	24	2	(6)	—	20
Other	—	1	—	5	12	—	18

Net cash (used in) provided by operating activities	(4)	1	(41)	63	10	—	29

Investing activities
Property and equipment additions	—	—	—	(15)	—	—	(15)
Net intercompany funding	5	(1)	33	(43)	6	—	—

Net cash provided by (used in) investing activities	5	(1)	33	(58)	6	—	(15)

Financing activities
Repayment of revolver borrowings	—	—	(35)	—	—	—	(35)
Proceeds from revolver borrowings	—	—	25	—	—	—	25
Repayment of capital lease obligations	—	—	—	(4)	—	—	(4)
Payments on settlement of derivative contracts	—	—	(16)	—	—	—	(16)
Net share settlement for equity based compensation	(1)	—	—	—	—	—	(1)
Contribution from non-controlling interest shareholders	—	—	—	—	2	—	2

Net cash (used in) provided by financing activities	(1)	—	(26)	(4)	2	—	(29)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(34)	1	18	—	(15)
Cash and cash equivalents at beginning of period	—	—	83	—	41	—	124

Cash and cash equivalents at end of period	—	—	49	1	59	—	109

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

Our global distribution systems (“GDS”) business which provides aggregation, search and transaction processing services to travel suppliers and travel agencies, allowing travel agencies to search, compare, process and book tens of thousands of itinerary and pricing options across multiple travel suppliers within seconds. Our GDS business operates three systems, Galileo, Apollo and Worldspan, across over 170 countries to provide travel agencies with booking technology and access to considerable supplier inventory that we aggregate from airlines, hotels, car rental companies, rail networks, cruise and tour operators, and destination service providers. Our GDS provides travel distribution services to approximately 810 active travel suppliers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2012, approximately 162 million bookings were made through our GDS. Our GDS processed up to 2.7 billion travel-related messages per day in 2012.

Within our GDS business, our Airline IT Solutions business provides hosting solutions and IT subscription services to airlines to enable them to focus on their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business manages the mission-critical reservations and related systems for Delta, as well as five other airlines. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 404 airlines, airports and airline ground handlers globally.

Our payment service joint venture in eNett provides secure and cost effective automated payment solutions between suppliers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months Ended March 31,		Change
(in $ millions, except segment data and RevPas)	2013	2012	$	%
Travelport KPIs
Net revenue	548	550	(2)	—
Operating income	69	66	3	5
Travelport Adjusted EBITDA	127	140	(13)	(9)
Segments (in millions)
Americas	46	49	(3)	(7)
Europe	24	24	—	4
APAC	15	15	—	(2)
MEA	10	10	—	(3)
Total	95	98	(3)	(3)
RevPas	$5.38	$5.08	0.30	6

The key performance indicators used by management to monitor performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation and amortization, interest, income tax, and other costs we believe are unrelated to our ongoing operations. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We define Travelport Adjusted EBITDA as income (loss) before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, net, income taxes, depreciation and amortization, and adjusted to exclude items we believe potentially restrict our ability to assess the results of our underlying business.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is used by the Board to determine incentive compensation.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include among other things, costs associated with our restructuring efforts, non-cash equity-based compensation, litigation and related costs, and foreign currency (gains) losses on euro denominated debt and earnings hedges.

The following table provides a reconciliation of net loss from continuing operations to Travelport Adjusted EBITDA:

	Three Months Ended March 31,
(in $ millions)	2013	2012
Net loss	(10)	(12)
Equity in (earnings) losses of investment in Orbitz Worldwide	(2)	3
Provision for income taxes	11	8
Depreciation and amortization	52	57
Interest expense, net	70	67

EBITDA (1)	121	123
Adjustments:
Corporate costs (2)	1	3
Equity-based compensation	—	2
Litigation and related costs (3)	10	6
Other — non cash (4)	(5)	6

Total Adjustments	6	17

Travelport Adjusted EBITDA (1)	127	140

(1)	Includes the impact of the loss of the master service agreement (“MSA”) with United Airlines, which contributed $19 million to EBITDA and Adjusted EBITDA during the three months ended March 31, 2012.

(2)	Corporate costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business.

(3)	Litigation and related costs predominately relate to the American Airlines and bondholder litigation costs. Each of these matters were settled in April 2013.

(4)	Other — non cash primarily includes unrealized losses on foreign exchange derivatives and revaluation of euro denominated debt of $(5) million and $4 million for the three months ended March 31, 2013 and 2012, respectively.

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

Consolidations within the Airline Industry:  As a result of recent consolidations within the airline industry, our annual revenue and EBITDA have been impacted. Delta’s acquisition of Northwest, both being customers of our Airline IT Solutions business, resulted in these airlines migrating to a common IT platform, with reduced needs from our IT services. Following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012 and we no longer service United’s reservation system. The loss of the MSA with United Airlines contributed approximately $25 million and $19 million to the decline in net revenue and EBITDA, respectively, for the three months ended March 31, 2013.

In February 2013, American Airlines and US Airways announced their intention to merge. This merger is expected to be completed in the third quarter of 2013. We do not expect this merger to have a material impact on our results of operations.

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

On March 12, 2013, we entered into a settlement agreement to resolve the outstanding litigation with American Airlines and entered into a new long-term distribution agreement. The settlement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

In connection with the completion of our comprehensive refinancing plans on April 15, 2013, the holders of the our Senior Notes and Senior Subordinated Notes agreed to waive and release all claims asserted and related to our 2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,		Change
(in $ millions)	2013	2012	$	%
Net revenue	548	550	(2)	—

Costs and expenses
Cost of revenue	333	322	11	3
Selling, general and administrative	94	105	(11)	(10)
Depreciation and amortization	52	57	(5)	(9)

Total costs and expenses	479	484	(5)	(1)

Operating income	69	66	3	5
Interest expense, net	(70)	(67)	(3)	(4)

Loss before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(1)	(1)	—	—
Provision for income taxes	(11)	(8)	(3)	(38)
Equity in earnings (losses) of investment in Orbitz Worldwide	2	(3)	5	*

Net loss	(10)	(12)	2	17

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	510	497	13	3
Airline IT solutions revenue	38	53	(15)	(28)

Net revenue	548	550	(2)	—

Transaction processing revenue by region is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2013	2012	$	%
Americas	188	196	(8)	(4)
Europe	166	147	19	13
APAC	87	87	—	—
MEA	69	67	2	3

Transaction processing revenue	510	497	13	3

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, subscribers, payments processing and other key adjacencies.

The increase in transaction processing revenue of $13 million (3%) is as a result of a 6% increase in RevPas (transaction processing revenue divided by the number of reported segments) offset by 3% decrease in segment volumes. The 3% decrease in segment volumes is primarily due to a 3 million (7%) decline in Americas volume, primarily attributable to the loss of 2 million segments from the MSA with United Airlines. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments, partially offset by volume contraction.

Airline IT solutions revenue decreased as a result of the loss of the MSA with United Airlines which contributed $17 million to Airline IT Solutions revenue for the three months ended March 31, 2012.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2013	2012	$	%
Commissions	258	253	5	2
Telecommunication and technology costs	75	69	6	9

Cost of revenue	333	322	11	3

Cost of revenue increased by $11 million (3%) as a result of incremental commission costs from our payment processing business and an increase in our telecommunication and technology costs. Commissions paid to travel agencies and NDC’s were flat, with a 3% decline in segment volumes offset by a 3% increase in the average rate of agency commission. Telecommunication and technology costs increased by $6 million as a result of continued expansion of our operations and investment in technology.

Selling, General and Administrative (SG&A)

The selling, general and administrative costs of $94 million and $105 million for the three months ended March 31, 2013 and 2012, respectively, include a net $6 million and $17 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (the “Adjustments”). Excluding these Adjustments, selling, general and administrative expenses were flat at $88 million for each the three months ended March 31, 2013 and 2012.

The Adjustments of $6 million and $17 million for the three months ended March 31, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs and foreign currency gains and losses related to our euro denominated debt and derivatives. The decrease of $11 million is due to $5 million of net foreign currency gains for the three months ended March 31, 2013 compared to $6 million of net foreign currency losses for the three months ended March 31, 2012.

Depreciation and Amortization

Depreciation and amortization decreased by $5 million (9%) due to assets acquired in 2007 with a five year useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $3 million (4%) due to higher effective interest rates.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction, and (iii) certain expenses that are not deductible for tax under the relevant jurisdictions.

The reconciliation from the tax benefit at the US Federal statutory tax rate of 35% is as follows:

	Three Months Ended March 31,
(in $ millions)	2013	2012
Tax benefit at US Federal statutory rate of 35%	—	—
Taxes on non-US operations at alternative rates	4	(4)
Change in valuation allowance	(11)	(3)
Non-deductible expenses and other	(4)	(1)

Provision for income taxes	(11)	(8)

Equity in Earnings (Losses) of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $2 million for the three months ended March 31, 2013 compared to a loss of $3 million for the three months ended March 31, 2012.

During the fourth quarter of the year ended December 31, 2012, we reduced our investment in Orbitz Worldwide to nil, as our share of Orbitz Worldwide’s net loss exceeded the carrying value. We also discontinued applying the equity method of accounting as we had no commitment which was probable to be incurred to provide additional funding to Orbitz Worldwide. During the three months ended March 31, 2013, we resumed the equity method of accounting as our share of net income from Orbitz Worldwide exceeded the share of net loss not recognized during the period for which equity accounting was suspended.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources and a committed credit facility. As of March 31, 2013, our financing needs were supported by $45 million of available capacity under our revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of March 31, 2013, our total leverage ratio was 7.35 compared to the maximum total leverage ratio allowable of 8.0; our first lien leverage ratio was 3.53 compared to the maximum first lien leverage ratio allowable of 4.0; our total senior secured leverage ratio was 4.45 compared to the maximum total senior secured leverage ratio allowable of 6.25; our cash balance was $108 million; and we were in compliance with all financial covenants related to our long-term debt. These ratios are computed based on the refinancing plan completed in April 2013.

Under the terms of our debt agreements following the completion of refinancing plan in April 2013, the maximum total leverage ratio with which we need to comply remains at 8.0 until June 30, 2014; the first lien leverage ratio with which we need to comply remains at 4.0 until June 30, 2013 reducing to 3.85 until December 31, 2013; and the total senior secured leverage ratio with which we need to comply remains at 6.25 until June 30, 2013 reducing to 6.00 until December 31, 2013.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured credit agreement, the second lien secured credit agreement and the indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio covenants. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

In March 2013, we announced that we reached an agreement with certain of our Senior Note holders on comprehensive refinancing plans, including arrangements for our Senior Notes due in 2014 to extend the maturity date until 2016. We also entered into a new second lien secured credit agreement and, together with our direct and indirect parent companies, announced that our parent companies reached an agreement with lenders of Travelport Holdings Limited’s unsecured payment-in-kind term loans.

On April 15, 2013, we completed our previously announced refinancing plans. Substantially all of our debt is now scheduled for repayment on or after August 2015.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our senior secured credit agreement is computed by dividing the total debt (as defined under our senior secured credit agreement) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Three Months Ended March 31,
(in $ millions)	2013	2012
Travelport Adjusted EBITDA	127	140
Less:
Interest payments	(88)	(86)
Tax payments	(6)	(3)
Changes in operating working capital	(37)	(11)
FASA liability payments	—	(3)
Defined benefit pension plan funding	—	(2)
Other adjusting items (1)	(17)	(6)

Net cash (used in) provided by operating activities	(21)	29
Add: interest paid	88	86
Less: capital expenditures on property and equipment additions	(23)	(15)
Less: repayment of capital lease obligations	(4)	(4)

Unlevered free cash flow	40	96

(1)	Other adjusting items relate to payments for cost included within operating income, but excluded from Travelport Adjusted EBITDA. These include (i) $13 million and $3 million of corporate cost payments during the three months ended March 31, 2013 and 2012, respectively, and (ii) $4 million and $3 million of litigation and related costs payments for the three months ended March 31, 2013 and 2012.

Cash Flow

The following table summarizes the changes to our cash flows (used in) provided by operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Change
(in $ millions)	2013	2012	$
Cash (used in) provided by:
Operating activities	(21)	29	(50)
Investing activities	(23)	(15)	(8)
Financing activities	42	(29)	71

Net decrease in cash and cash equivalents	(2)	(15)	13

As of March 31, 2013, we had $108 million of cash and cash equivalents, a decrease of $2 million compared to December 31, 2012. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Operating activities.  For the three months ended March 31, 2013, cash used in operating activities was $21 million compared to cash provided by operating activities of $29 million for the three months ended March 31, 2012. The decrease of $50 million is primarily due to changes in operating working capital which resulted in a use of cash of $37 million in the three months ended March 31, 2013 compared to an $11 million use of cash in the three months ended March 31, 2012. The $26 million of incremental cash used in operating working capital was due to timing of payments and receipts of commission and incentives and accounts receivable, respectively. During the three months ended March 31, 2013, we used $17 million on corporate and litigation costs compared to $6 million of such payments for the three months ended March 31, 2012.

Investing activities.  The cash used in investing activities for the three months ended March 31, 2013 was $23 million for capital expenditure compared to $15 million for the three months ended March 31, 2012.

Financing activities.  Cash provided by financing activities for the three months ended March 31, 2013 was $42 million. This comprised of (i) $53 million proceeds from new revolver borrowings offset by (ii) $7 million of payments to derivative contracts and (iii) $4 million of capital lease payments. The cash used in financing activities for the three months ended March 31, 2012 was $29 million, comprising of (i) $35 million of repayment of revolver borrowings, (ii) $16 million cash payments on settlement of derivative contracts and, (iii) $4 million of capital lease repayments, offset by (iv) $25 million of proceeds from new revolver borrowings.

Debt and Financing Arrangements

The following table summarizes our net debt position as of March 31, 2013 and December 31, 2012:

(in $ millions)	March 31, 2013	December 31, 2012	Change
Current portion of long-term debt	92	38	54
Long-term debt	3,372	3,392	(20)

Total debt	3,464	3,430	34
Less: cash and cash equivalents	(108)	(110)	2
Less: cash held as collateral	(137)	(137)	—

Net debt	3,219	3,183	36

During the three months ended March 31, 2013, we borrowed $53 million under our revolving credit facility. As of March 31, 2013, we had outstanding borrowings to external lenders of $73 million under our revolving credit facility, with remaining external borrowing capacity of $45 million. Of the total external borrowing capacity available under the revolver borrowings, $57 million is set to expire in August 2013.

As of March 31, 2013, we had approximately $114 million of commitments outstanding under our cash collateralized letter of credit facility and $11 million of commitments outstanding under our synthetic letter of credit facility. The commitments under these two facilities included approximately $68 million in letters of credit issued by us on behalf of Orbitz Worldwide. As of March 31, 2013, we had $21 million of remaining capacity under our letter of credit facilities.

During the three months ended March 31, 2013, $4 million of interest was capitalized into our Second Priority Secured Notes, we repaid $4 million under our capital lease obligations, terminated $1 million of capital leases and entered into $1 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $19 million decrease in the principal amount of euro denominated debt during the three months ended March 31, 2013.

In March 2013 we announced that we have reached an agreement with certain of our Senior Note holders on comprehensive refinancing plans, including arrangements for our Senior Notes due in 2014 to extend the maturity date until 2016. We entered into a new second lien secured credit agreement pursuant to which we and announced that our parent companies reached an agreement with lenders of Travelport Holdings Limited’s unsecured payment-in-kind term loans.

In April 2013, we together with our direct and indirect entities completed our previously announced refinancing plans. In connection with this refinancing:

•

We completed an exchange offer for substantially all of our existing Senior Notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, Euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million new 13.875% senior fixed rate notes due 2016 of which 2.5% is payable as payment-in-kind interest and new senior floating rate notes due 2016 of approximately $185 million (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers the holders of the new senior notes provided a waiver and release of all claims asserted related to our refinancing in 2011.

•

We entered into a new second lien secured credit agreement (“Senior Lien Credit Agreement”) and issued for $630 million of Tranche 1 second priority secured loans due January 2016 (the “Tranche 1 Second Priority Secured Loans”). The cash proceeds were used to (i) repay all $175 million under the 2012 Secured Credit Agreement, (ii) repay in cash approximately $395 million in the Senior Notes Exchange Offers, and (iii) pay consent fees in connections with the exchange offers and consent and credit solicitations. The Tranche 1 Second Priority Secured Loans bear cash interest of LIBOR plus 8% per annum, with a minimum LIBOR floor of 1.5%.

•

We completed an exchange offer for our existing Second Priority Secured Notes due December 2016 for an equal principal amount of new second priority secured notes due December 2016 (the “Tranche 2 Second Priority Secured Loans”). The Tranche 2 Second Priority Secured Loans bear cash interest of 4% per annum and payment-in-kind interest of 4.375% per annum.

•

We paid a consent fee to holders of our senior subordinated notes in exchange for a waiver and release of all claims asserted in connection with our refinancing in 2011 and amended certain restrictive covenants under the indentures for the senior subordinated notes.

•

Our direct parent holding company, Travelport Holdings Limited, acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the outstanding equity of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of our shares, and (ii) $25 million of newly issued 11.875% senior subordinated notes due 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the outstanding equity of Worldwide.

Travelport LLC, our indirect wholly-owned subsidiary, is the borrower (the “Borrower”) under our long term debt arrangements. All obligations under our long term debt arrangements are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. In addition, our secured debt is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each U.S. guarantor subject to additional collateral and guarantee obligations.

Total debt per our credit agreements and indentures is broadly defined as total debt excluding the collateralized portion of the “Tranche S” term loans, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under our debt covenants as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses viewed as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the three months ended March 31, 2013 and 2012 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps and foreign currency derivative contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the three months ended March 31, 2013, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. (Losses) gains on these foreign currency derivative financial instruments amounted to $(14) million and $14 million for the three months ended March 31, 2013 and 2012, respectively. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. (Losses) gains on these interest rate derivative financial instruments amounted to $(1) million and $1 million for the three months ended March 31, 2013 and 2012, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of March 31, 2013, our interest rate and foreign currency derivative contracts cover transactions for periods that do not exceed one year. As of March 31, 2013, we had a net liability position of $5 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

As of March 31, 2013, our future contractual obligations have not changed significantly from the amounts reported within our 2012 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 12, 2013. In April 2013 we completed our comprehensive refinancing plans as a result of which substantially all of our debt is now scheduled for repayment on or after August 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used March 31, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives. Gains or losses on the underlying foreign exchange exposures are expected to be partially offset by gains or losses related to foreign currency derivative contracts. We have determined, through sensitivity analyses, that the impact of a 10% change in interest rates on our consolidated condensed financial statements would not be material. However, a 10% increase (decrease) in foreign currency exchange rate with respect to the Euro would have resulted in charge of $29 million (benefit of $30 million) to our consolidated condensed statement of operations for the three months ended March 31, 2013 respectively. The material changes in our exposure to market risks have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the three month period ended March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

American Airlines.  On March 12, 2013, we entered into a settlement agreement to resolve our outstanding litigation with American Airlines and entered into a new long-term distribution agreement. On April 23, 2013, this settlement was approved by the court overseeing the American Airlines bankruptcy proceedings.

Declaratory Judgment.  In connection with the completion of our comprehensive refinancing on April 15, 2013, the holders of our senior notes and senior subordinated notes and Computershare Trust Company, N.A., the trustee under the indentures governing such notes, agreed to waive and release all claims asserted and related to our 2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of New York dismissed all claims and counterclaims relating to the litigation with prejudice.

Other than as set forth above, there are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

Item 1A. Risk Factors.

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

Other than as set forth above, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 8, 2013, the Boards of Directors of TDS Investor (Cayman) G.P. Ltd. (“TDS Cayman”) and Travelport Worldwide Limited (“Travelport Worldwide”) approved the acceleration in an aggregate amount of approximately $162,000 for certain performance-based restricted equity units (“REUs”) in TDS Investor (Cayman) L.P. and restricted share units (“RSUs”) in Travelport Worldwide held by Travelport management, effective May 8, 2013. The following performance-based awards were accelerated for our Named Executive Officers: Kurt Ekert (172,182 REUs); Philip Emery (523,948 REUs); and Mark Ryan (172,182 REUs and 52,870 RSUs). In addition, the Board of Directors of TDS Cayman approved the issuance of Class A-2 Interests in the aggregate amount of approximately $672,000, including to our Named Executive Officers as follows: Gordon Wilson (3,600,000 Class A-2 Interests); Eric Bock (1,575,000 Class A-2 Interests); Philip Emery (1,083,000 Class A-2 Interests); Kurt Ekert (622,000 Class A-2 Interests) and Mark Ryan (366,000 Class A-2 Interests).

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

The gross revenue and net income attributable to these activities in the quarter ended March 31, 2013 were approximately $37,800 and $32,100, respectively.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: May 9, 2013	By:	/s/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: May 9 , 2013	By:	/s/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

4.1	Fifth Supplemental Indenture, dated as of March 20, 2013, by and among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee, relating to the 2014 Senior Notes (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.2	Second Supplemental Indenture, dated as of March 20, 2013, by and among Travelport LLC, Travelport Inc. and Computershare Trust Company, N.A., as trustee, relating to the 2016 Senior Notes (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.3	Fifth Supplemental Indenture, dated as of March 20, 2013, by and among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee, relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.4	Sixth Supplemental Indenture, dated as of March 25, 2013, by and among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee, relating to the 2014 Senior Notes (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.5	Third Supplemental Indenture, dated as of March 25, 2013, by and among Travelport LLC, Travelport Inc. and Computershare Trust Company, N.A., as trustee, relating to the 2016 Senior Notes (Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.6	Sixth Supplemental Indenture, dated as of March 25, 2013, by and among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee, relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.7	First Supplemental Indenture, dated as of March 25, 2013, by and among Travelport LLC and Wells Fargo Bank, National Association, as trustee, relating to the Second Lien Notes (Incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.8	Indenture, dated as of April 15, 2013, by and among Travelport LLC, Travelport Holdings, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 13.875% Senior Fixed Rate Notes due 2016 and the Senior Floating Rate Notes due 2016 (Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

4.9	Indenture, dated as of April 15, 2013, by and among Travelport LLC, Travelport Holdings, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 11 7/8% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

Exhibit No.	Description

10.1	Second Lien Credit Agreement, dated as of March 11, 2013, by and among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.a r.l., Credit Suisse AG, the lenders from time to time party thereto, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as lead arrangers and joint bookrunners and UBS Securities LLC, as syndication agent (Incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

10.2	Form of Restructuring Support Agreement, dated March 11, 2013, by and among Travelport LLC, Travelport Limited and the Consenting Noteholders (as defined therein) (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on March 12, 2013 (dated March 11, 2013)).

10.3	Form of Restructuring Support Agreement, dated March 11, 2013, by and among Travelport Worldwide Limited, Travelport Holdings Limited, Travelport Intermediate Limited and the Consenting Lenders (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on March 12, 2013 (dated March 11, 2013)).

10.4	Letter Agreement among Doug Steenland and Travelport Limited, effective as of May 1, 2013.

10.5	Letter Agreement among Jeff Clarke and Travelport Limited, effective as of May 1, 2013.

10.6	Letter Agreement of Kurt Ekert, dated as of March 6, 2013.

10.7	Car and Hotel Database Addendum dated January 23, 2013 to Subscriber Services Agreement dated as of July 23, 2007 by and between Travelport, LP, Travelport Global Distribution System, BV and Orbitz Worldwide, LLC.

10.8	API Addendum dated March 25, 2013 to Subscriber Services Agreement dated as of July 23, 2007 by and between Travelport, LP, Travelport Global Distribution System, BV and Orbitz Worldwide, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.