Form 10-Q
period 2013-06-30
Travelport LTD
filed 2013-08-08
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 8, 2013, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise lines and other travel providers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams, including our new universal desktop product;

•	the impact on travel provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry;

•	risks associated with doing business in multiple countries and in multiple currencies;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2013, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenue	537	506	1,085	1,056

Costs and expenses
Cost of revenue	326	301	659	623
Selling, general and administrative	106	86	200	191
Depreciation and amortization	49	56	101	113

Total costs and expenses	481	443	960	927

Operating income	56	63	125	129
Interest expense, net	(104)	(77)	(174)	(144)
Loss on early extinguishment of debt	(49)	—	(49)	—

Loss before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(97)	(14)	(98)	(15)
Provision for income taxes	(6)	(8)	(17)	(16)
Equity in earnings (losses) of investment in Orbitz Worldwide	—	2	2	(1)

Net loss	(103)	(20)	(113)	(32)
Net (income) loss attributable to non-controlling interest in subsidiaries	(2)	—	(2)	1

Net loss attributable to the Company	(105)	(20)	(115)	(31)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net loss	(103)	(20)	(113)	(32)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	(5)	(2)	(8)	—
Unrealized actuarial loss on defined benefit plans, net of tax	(1)	(2)	(1)	(2)
Unrealized gain (loss) on equity investment, net of tax	6	1	11	(1)

Other comprehensive (loss) income, net of tax	—	(3)	2	(3)

Comprehensive loss	(103)	(23)	(111)	(35)
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(2)	—	(2)	1

Comprehensive loss attributable to the Company	(105)	(23)	(113)	(34)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	117	110
Accounts receivable (net of allowances for doubtful accounts of $18 and $16)	214	150
Deferred income taxes	2	2
Other current assets	196	170

Total current assets	529	432
Property and equipment, net	401	416
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	681	717
Cash held as collateral	93	137
Investment in Orbitz Worldwide	13	—
Non-current deferred income tax	6	6
Other non-current assets	110	150

Total assets	3,133	3,158

Liabilities and equity
Current liabilities:
Accounts payable	59	74
Accrued expenses and other current liabilities	562	537
Deferred income taxes	38	38
Current portion of long-term debt	36	38

Total current liabilities	695	687
Long-term debt	3,501	3,392
Deferred income taxes	8	7
Other non-current liabilities	271	274

Total liabilities	4,475	4,360

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	689	718
Accumulated deficit	(1,862)	(1,747)
Accumulated other comprehensive loss	(187)	(189)

Total shareholders’ equity	(1,360)	(1,218)
Equity attributable to non-controlling interest in subsidiaries	18	16

Total equity	(1,342)	(1,202)

Total liabilities and equity	3,133	3,158

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Operating activities
Net loss	(113)	(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101	113
Amortization of customer loyalty payments	29	31
Equity-based compensation	2	2
Amortization of debt finance costs and debt discount	19	22
Loss on extinguishment of debt	49	—
Payment-in-kind interest	9	7
Gain on interest rate derivative instruments	(2)	(2)
Loss (gain) on foreign exchange derivative instruments	7	(5)
Equity in (earnings) losses of investment in Orbitz Worldwide	(2)	1
Defined benefit pension plan funding	—	(5)
Customer loyalty payments	(36)	(27)
Changes in assets and liabilities:
Accounts receivable	(65)	(9)
Other current assets	(4)	(14)
Accounts payable, accrued expenses and other current liabilities	(9)	37
Other	27	9

Net cash provided by operating activities	12	128

Investing activities
Property and equipment additions	(46)	(32)
Other	(6)	3

Net cash used in investing activities	(52)	(29)

Financing activities
Proceeds from term loans	2,169	170
Proceeds from revolver borrowings	53	25
Repayment of term loans	(1,659)	(165)
Repayment of revolver borrowings	(73)	(60)
Repayment of capital lease obligations	(8)	(7)
Repurchase of Senior Notes	(413)	(1)
Release of cash provided as collateral	137	—
Cash provided as collateral	(93)	—
Debt finance costs	(55)	(9)
Payments on settlement of foreign exchange derivative contracts	(7)	(17)
Proceeds on settlement of foreign exchange derivative contracts	3	1
Distribution to a parent company	(6)	—
Others	—	2

Net cash provided by (used in) financing activities	48	(61)

Effect of changes in exchange rate on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	7	38
Cash and cash equivalents at beginning of period	110	124

Cash and cash equivalents at end of period	117	162

Supplementary disclosures of cash flow information
Interest payments	145	116
Income tax payments, net	13	4
Non-cash capital lease additions	5	5
Non-cash distribution to a parent company	25	—
Exchange of Second Priority Secured Notes for Tranche 1 Loans (see Note 9)	229	—
Exchange of Senior Notes due 2014 and 2016 for new Senior Notes due 2016 (see Note 9)	591	—

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity
Balance as of January 1, 2013	—	718	(1,747)	(189)	16	(1,202)
Equity-based compensation	—	2	—	—	—	2
Distribution to a parent company	—	(31)	—	—	—	(31)
Comprehensive (loss) income, net of tax	—	—	(115)	2	2	(111)

Balance as of June 30, 2013	—	689	(1,862)	(187)	18	(1,342)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a leading distribution services and e-commerce provider for the global travel industry with a presence in over 170 countries and has approximately 3,500 employees. Travelport is a privately-owned company.

Travelport operates a global distribution system (“GDS”) business with three brands: Apollo, Galileo and Worldspan. The GDS business provides aggregation, search and transaction processing services to travel providers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel providers.

Within Travelport’s GDS business, Airline IT Solutions hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus on their core business competencies.

Travelport also has a joint venture ownership of eNett, a global provider of dedicated payment solutions for the travel industry. eNett provides secure and cost effective automated payment solutions between travel providers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

The Company also owns approximately 45% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company.

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

In presenting the consolidated condensed financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K filed with the SEC on March 12, 2013.

Certain prior period amounts have been reclassified to conform to current period presentation (see Note 6).

2. Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists except in certain circumstances.

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

Accounting for Cumulative Translation Adjustment

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The guidance provides the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held.

This guidance is to be applied on a prospective basis for reporting periods beginning after December 15, 2014 although early adoption is permitted. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance on reporting of significant items that are reclassified to net income (loss) from accumulated other comprehensive income (loss) and disclosures for items not reclassified to net income (loss). This guidance is to be applied on a prospective basis for reporting periods beginning after December 15, 2012. The Company adopted the provisions of this guidance effective January 1, 2013, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance, apart from disclosure.

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

3. Orbitz Worldwide

The Company accounts for its investment of approximately 45% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated condensed statements of operations and consolidated condensed statements of comprehensive income, respectively. The Company’s investment in Orbitz Worldwide has been diluted from its investment of approximately 46% to 45% during 2013 as a result of issuance of shares by Orbitz Worldwide under its equity incentive plan.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Orbitz Worldwide (continued)

As of June 30, 2013 and December 31, 2012, the carrying value of the Company’s investment in Orbitz Worldwide was $13 million and nil, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of June 30, 2013 was approximately $392 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and six months ended June 30, 2013 and 2012.

(in $ millions)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenue	226	201	429	391
Operating expenses	203	186	409	372

Operating income	23	15	20	19
Interest expense, net	(13)	(9)	(22)	(19)
Loss on extinguishment of debt	(18)	—	(18)	—

(Loss) income before income taxes	(8)	6	(20)	—
Benefit (provision) for income taxes	9	(1)	167	(2)

Net income (loss)	1	5	147	(2)

During the fourth quarter of the year ended December 31, 2012, the Company reduced its investment in Orbitz Worldwide to nil, as its share of Orbitz Worldwide’s net loss exceeded the carrying value. The Company also discontinued applying the equity method of accounting as the Company had no commitment which was probable to be incurred to provide additional funding to Orbitz Worldwide. However, in the first quarter of 2013 the Company resumed the equity method of accounting as its share of net income from Orbitz Worldwide exceeded the share of net loss not recognized during the period for which equity accounting was suspended.

In the first quarter of 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in a recognition of a benefit from income taxes of $158 million in its consolidated condensed statements of operations for the three months ended March 31, 2013.

The Company has recorded earnings of nil and $2 million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2013, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and six months ended June 30, 2012, the Company recorded earnings (losses) of $2 million and $(1) million, respectively, within the equity in earnings (losses) of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

Net revenue disclosed above includes approximately $20 million and $42 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2013, respectively. Net revenue disclosed above includes approximately $25 million and $51 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had balances payable to Orbitz Worldwide of approximately $15 million and $5 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Other Current Assets

Other current assets consisted of:

(in $ millions)	June 30, 2013	December 31, 2012
Restricted cash of subsidiaries	86	56
Sales and use tax receivables	41	48
Prepaid expenses	21	15
Prepaid incentives	17	18
Assets held for sale	16	16
Derivative assets	2	10
Other	13	7

	196	170

Restricted cash of subsidiaries represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

The Company reclassified $50 million as of December 31, 2012 as customer loyalty payments within other intangible assets (see Note 6), which were earlier included within other current assets as “Development advances” (now presented as “Prepaid incentives”).

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	June 30, 2013			December 31, 2012
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	640	(429)	211	629	(386)	243
Computer equipment	274	(148)	126	274	(138)	136
Building and leasehold improvements	15	(8)	7	12	(7)	5
Construction in progress	57	—	57	32	—	32

	986	(585)	401	947	(531)	416

The Company recorded depreciation expense of $29 million and $36 million during the three months ended June 30, 2013 and 2012, respectively. The Company recorded depreciation expense of $61 million and $72 million during the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had net capital lease assets of $89 million and $94 million, respectively, included within computer equipment. During the six months ended June 30, 2013 and 2012, the Company invested $51 million and $37 million, respectively, in property and equipment.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets of the Company between January 1, 2013 and June 30, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	June 30, 2013
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(530)	(40)	—	—	(570)

Acquired customer relationships, net	599	(40)	—	—	559

Customer loyalty payments	274	36	(50)	(3)	257
Accumulated amortization	(156)	(29)	50	—	(135)

Customer loyalty payments, net	118	7	—	(3)	122

Other intangible assets, net	717	(33)	—	(3)	681

The changes in the carrying amount of goodwill and other intangible assets of the Company between January 1, 2012 and June 30, 2012 are as follows:

(in $ millions)	January 1, 2012	Additions	Retirements	Foreign Exchange	June 30, 2012
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(448)	(41)	—	—	(489)

Acquired customer relationships, net	681	(41)	—	—	640

Customer loyalty payments	269	27	(19)	—	277
Accumulated amortization	(140)	(31)	19	—	(152)

Customer loyalty payments, net	129	(4)	—	—	125

Other intangible assets, net	810	(45)	—	—	765

Customer loyalty payments are made with an objective of increasing the number of travel bookings and/or to improve the travel agents’ and/or travel providers’ loyalty and which are instrumented through agreements with a term over a year. Under the contractual terms, the travel agent commits to achieve certain economic objectives for the Company. Such costs are specifically identifiable to individual contracts with travel agents and/or travel providers, which have determinable contractual lives. Due to the contractual nature of the payments, the Company believes that such assets are more appropriately classified as internally developed identifiable intangible assets and, as a result, the Company has presented them within intangible assets with conforming changes to prior periods. As of December 31 2012, the Company included $50 million and $68 million as “Development advances” within other current assets and other non-current assets, respectively, which have been re-classed as other intangible assets to conform to current period presentation.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets (continued)

Amortization expense for acquired customer relationships was $40 million and $41 million for the six months ended June 30, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $29 million and $31 million for the six months ended June 30, 2013 and 2012, respectively, and is included as components of revenue and cost of revenue in the Company’s consolidated condensed statements of operations.

The Company expects amortization expense relating to acquired customer relationships and customer loyalty payments to be:

	Twelve Months Ending June 30,
(in $ millions)	Acquired Customer Relationships	Customer Loyalty Payments
2014	77	56
2015	72	37
2016	58	17
2017	46	8
2018	41	2

7. Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	June 30, 2013	December 31, 2012
Deferred financing costs (see Note 9)	46	74
Supplier prepayments	26	33
Prepaid incentives	20	20
Pension assets	4	4
Derivative assets	—	5
Other	14	14

	110	150

The Company reclassified $68 million as of December 31, 2012 as customer loyalty payments within other intangible assets (see Note 6), which were earlier included within other non-current assets as “Development advances” (now presented as “Prepaid incentives”).

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	June 30, 2013	December 31, 2012
Accrued commissions and incentives	257	211
Customer prepayments	86	56
Accrued payroll and related	61	71
Accrued interest expense	49	61
Deferred revenue	29	29
Income tax payable	26	24
Accrued sponsor monitoring fee	26	32
Derivative contracts	6	4
Pension and post-retirement benefit liabilities	2	2
Other	20	47

	562	537

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity (1)	June 30, 2013	December 31, 2012
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated		—	20
Term loans
Dollar denominated	June 2019	1,530	—
Dollar denominated	August 2015	—	1,064
Euro denominated	August 2015	—	284
“Tranche S”	August 2015	—	137
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	—	171
Second Lien Credit Agreement
Tranche 1 dollar denominated term loans	January 2016	640	—
Tranche 2 dollar denominated term loans	December 2016	229	—
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	—	225
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	—	122
Euro denominated floating rate notes	September 2014	—	201
9 7/8% Dollar denominated notes	September 2014	—	429
9% Dollar denominated notes	March 2016	—	250
13 7/8% Dollar denominated notes	March 2016	406	—
Dollar denominated floating rate notes	March 2016	185	—
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	25	—
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	183	184
Capital leases		92	96

Total debt		3,537	3,430
Less: current portion		36	38

Long-term debt		3,501	3,392

(1)	The term loans maturing in June 2019 and the revolver availability are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

In April 2013, the Company completed an exchange offer for substantially all of its existing Senior Notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, of which 2.5% is payable as payment-in-kind interest, and approximately $185 million of new senior

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

floating rate notes due March 2016, bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the Senior Notes provided a waiver and release of all claims asserted related to the Company’s refinancing in 2011. To facilitate the transactions:

•

The Company entered into a new second lien secured credit agreement (the “Second Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the 2012 Secured Credit Agreement, (ii) repay in cash $393 million as part of the Senior Notes Exchange Offers and (iii) pay consent fees in connection with the exchange offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, the Company further borrowed $15 million to redeem the Senior Notes who did not participate in the Senior Note Exchange Offers.

•

The Company completed an exchange offer for its existing Second Priority Secured Notes due December 2016 for an equal principal amount of new term loans under the Second Lien Credit Agreement, due December 2016 (the “Tranche 2 Loans”). The Tranche 2 Loans bear interest of 8.375% (cash interest of 4% and payment-in-kind interest of 4.375%).

•

The Company paid a consent fee to holders of the Company’s Senior Subordinated Notes in exchange for a waiver and release of all claims asserted in connection with the Company’s refinancing in 2011 and amended certain restrictive covenants under the indentures of the Senior Subordinated Notes.

•

The Company’s direct parent holding company, Travelport Holdings Limited, acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the outstanding equity of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes of the Company due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the outstanding equity of Worldwide.

On June 26, 2013, the Company amended and restated its Senior Secured Credit Agreement (the “Sixth Amended and Restated Credit Agreement”) which, among other things, (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provided for a new $120 million super priority revolving credit facility with a maturity date of June 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provided for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test ; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants, including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013.

On June 26, 2013, the Company amended its Second Lien Credit Agreement to amend the definition of (i) Consolidated EBITDA; (ii) the total leverage ratio and senior secured leverage ratio; and (iii) other certain definitions to conform to the amendments in Sixth Amended and Restated Credit Agreement.

As a result of the above refinancings, the Company recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

Pursuant to the Sixth Amended and Restated Secured Credit Agreement, the Company’s total revolving credit facility is $120 million, all of which remains undrawn as of June 30, 2013.

During the six months ended June 30, 2013, the Company borrowed $53 million and repaid $73 million under its revolving credit facility.

As a result of the Company’s Sixth Amended and Restated Credit Agreement, the $13 million synthetic letter of credit facility was terminated. Further, the $133 million letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms of the new letter of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2013, $88 million of letters of credit were outstanding under the terms of the new facility, against which the Company provided $93 million as cash collateral, and the Company had a balance of $49 million remaining capacity under its letter of credit facility.

Pursuant to its separation agreement with Orbitz Worldwide, the Company was committed to provide up to $75 million in letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which the Company completed its comprehensive refinancing, the Company and Orbitz Worldwide ceased to be controlled by affiliates of Blackstone, and the Company is no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide under the separation agreement. As of June 30, 2013, of the total letters of credit outstanding, $33 million in letters of credit were issued by the Company on behalf of Orbitz Worldwide.

During the six months ended June 30, 2013, $5 million of interest was capitalized into the Second Priority Secured Notes, the Company repaid $8 million under its capital lease obligations, terminated $1 million of capital leases and entered into $5 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $1 million decrease in the principal amount of euro denominated loans during the six months ended June 30, 2013.

Debt Maturities

Aggregate maturities of debt are as follows:

(in $ millions)	Twelve Months Ending June 30,
2014	36
2015	36
2016	1,264
2017	713
2018 (1)	24
Thereafter (1)	1,464

3,537

(1)	The term loans maturing in June 2019 and the revolver availability are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

Debt Finance Costs

Debt issuance costs are capitalized within other non-current assets on the consolidated condensed balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated condensed statements of operations. The movement in deferred financing costs is summarized below:

(in $ millions)	Six Months Ended June 30, 2013
Balance as of January 1	74
Capitalization of debt finance costs	29
Amortization	(18)
Written-off as loss on extinguishment	(39)

Balance as of June 30	46

During the three months ended June 30, 2013, the Company also incurred $21 million of debt finance costs which were recorded directly in the consolidated condensed statements of operations in connection with Sixth Amended and Restated Credit Agreement.

10. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2013, there has been no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology. However, with the debt refinancings during the three months ended June 30, 2013 and repayment of euro denominated debt, the Company has lower foreign currency risk related to its debt compared to prior periods.

As of June 30, 2013, the Company had a net liability position of $4 million related to derivative financial instruments associated with its floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Presented below is a summary of the fair value of the Company’s derivative contracts, none of which have been designated as hedging instruments, recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	(1)	(3)
Foreign currency contracts	Other current assets	2	10	Accrued expenses and other current liabilities	(5)	(1)
Foreign currency contracts	Other non-current assets	—	5	Other non-current liabilities	—	—

Total fair value of derivative assets (liabilities)		2	15		(6)	(4)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (continued)

As of June 30, 2013, the Company had an aggregate outstanding notional $250 million of interest rate swaps, notional $207 million of foreign currency option contracts and notional $195 million of foreign currency forward contracts. All derivative contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments.

(in $ millions)	Six Months Ended June 30, 2013
Net derivative asset as of January 1	11
Loss for the period included in net loss	(14)
Proceeds from settlement of foreign exchange derivative contracts	(2)
Settlement of interest rate derivative contracts	3
Termination of foreign currency derivative contracts (settlement pending)	(2)

Net derivative liability as of June 30	(4)

During the six months ended June 30, 2013, the Company paid $7 million in relation to certain foreign currency derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as at December 31, 2012.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 10% and a recovery rate of 20% applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is not less than 15% of the unadjusted fair value of derivate instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 3 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2013.

The table below presents the impact of changes in fair value of derivatives on income (loss) during the period.

		Amount of Gain (Loss) Recorded into Income (Loss)
	Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)		2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense, net	(2)	(2)	(3)	(1)
Foreign currency contracts	Selling, general and administrative	3	(25)	(11)	(11)

		1	(27)	(14)	(12)

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (continued)

The fair values of the Company’s other financial instruments are as follows:

		June 30, 2013		December 31, 2012
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	13	392	—	133
Derivative assets	Level 3	2	2	15	15
Derivative liabilities	Level 3	(6)	(6)	(4)	(4)
Total debt	Level 2	(3,537)	(3,522)	(3,430)	(2,899)

11. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2013, the Company had approximately $134 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending June 30, 2014. These purchase obligations extend through 2017.

Company Litigation

The Company is involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. The Company believes it has adequately accrued for such matters as appropriate or, for matters not requiring accrual, believes they will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although the Company believes its accruals are adequate and/or that it has valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on the Company’s results of operations or cash flows in a particular reporting period.

On March 12, 2013, the Company entered into a settlement agreement to resolve its outstanding litigation with American Airlines and entered into a new long-term distribution agreement. This settlement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

In connection with the completion of the Company’s comprehensive refinancing, on April 15, 2013, the holders of the Company’s Senior Notes and Senior Subordinated Notes agreed to waive and release all claims asserted and related to the Company’s 2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

Standard Guarantees/Indemnification

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Commitments and Contingencies (continued)

warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees of the Company’s trademarks, (iv) financial institutions in derivative contracts, and (v) underwriters in debt security issuances. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees, as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.

12. Equity

Distributions to Parent

On April 15, 2013 as part of the comprehensive refinancing, the Company issued $25 million of 11.875% Senior Subordinated Notes due September 2016 in exchange for and as part settlement of Tranche A Loans of Travelport Holdings Limited (the Company’s direct parent company). In connection with the comprehensive refinancing, $6 million of refinancing costs were deemed as incurred towards Travelport Holdings Limited’s debt exchange transaction (see Note 9).

The exchange of $25 million of the Company’s 11.875% Senior Subordinated Notes for Travelport Holdings Limited’s Tranche A Loans and allocated costs of $6 million have been considered as deemed capital distributions to Travelport Holdings Limited.

13. Equity-Based Compensation

Partnership Restricted Equity Units — Class A-2

TDS Investor (Cayman) L.P., the partnership which, prior to comprehensive refinancing in April 2013, indirectly owned a majority shareholding in the Company (the “Partnership”), had an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees were granted restricted equity units (“REUs”) and profit interests in the Partnership. The Board of Directors of the Partnership approved the grant of up to approximately 120 million REUs for this incentive plan. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

In May 2013, the Board of Directors of the Partnership approved a grant of substantially all the remaining outstanding authorized REUs/Class A-2 interest in the Partnership, under the plan (approximately 18 million), a substantial portion of which vested immediately. As of June 30, 2013, none of the REUs remain outstanding or authorized for grant.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Equity-Based Compensation (continued)

During the six months ended June 30, 2013, the Company recorded an equity compensation expense of $1 million related to these REUs/Class A-2 interests in Partnership, considering the grant date fair value of $0.06 per REU.

Worldwide Equity Plan

In December 2011, Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, introduced an equity-based long-term incentive program (the “2011 Worldwide Equity Plan”), pursuant to which key employees of the Company were granted shares and restricted share units (“RSUs”) in the Worldwide. The grant date fair value of each award under the Worldwide Equity Plan is based on a valuation of the total equity of Worldwide at the time of each grant of an award.

During the six months ended June 30, 2013, the Board of Directors of Worldwide introduced an equity-based long-term incentive program (the “2013 Worldwide Equity Plan”) whereby 84.1 million RSUs were authorized to be granted to certain key employees of the Company. In May 2013, 75.7 million RSUs were granted to employees, with two-thirds, or 50.5 million RSUs vesting one-sixth semi-annually on April 15 and October 15 each year for a period of three years, if the employee continues to remain in employment. The balance of one-third of the RSUs or 25.2 million, vest on April 15, 2015 upon satisfaction of certain performance conditions. As the performance conditions have not been communicated to the employees, these 25.2 million RSUs have not been considered as granted for accounting purposes. Further, in June 2013, the Board of Directors of Worldwide authorized the grant of 4 million share options to the Company’s Non-Executive Chairman, Douglas M. Steenland, which vest in 3 years from the date of grant. Of the options granted, 2 million options are subject to time-based vesting and the balance of 2 million options are subject to vesting upon achieving certain performance conditions. The stock options have a contractual life of five years from the date of grant.

During the six months ended June 30, 2013, the Company recorded an equity compensation expense of $1 million related to these RSUs considering the grant date fair value of $0.37 per RSU.

The activity of all the Company’s equity award programs is presented below:

	Partnership		Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	102.2	$2.08	1.6	$1.85	0.5	$1.85
Granted at fair market value	18.0	$0.06	—	—	50.6	$0.37
Net share settlement	(11.0)	$0.06	—	—	—	—
Forfeited	(0.7)	$0.06	—	—	—	—

Balance as of June 30, 2013	108.5	$1.97	1.6	$1.85	51.1	$0.38

Compensation expense for the six months ended June 30, 2013 resulted in a credit to the equity on the Company’s consolidated condensed balance sheet of $2 million. The Company expects the future equity-based compensation expense recognized for accounting purposes as being granted as of June 30, 2013 will be approximately $19 million.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

All of the Company’s secured debt and its secured Senior Notes and the Senior Subordinated Notes are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of the Company’s existing and future domestic wholly-owned subsidiaries (the “guarantor subsidiaries”). The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2013 and 2012, the consolidating condensed statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, consolidating condensed balance sheets as of June 30, 2013 and the year ended December 31, 2012, and the consolidating condensed statements of cash flows for the six months ended June 30, 2013 and 2012 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC and Travelport Inc. (together, “the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. As a result of the Company’s refinancing plans certain entities previously reported as non-guarantor subsidiaries within the Company’s consolidating condensed financial statements are now presented as guarantor subsidiaries.

In addition, the Company’s secured debt is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries, the net revenue, assets and operating income of which are including in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	205	332	—	537

Costs and expenses
Cost of revenue	—	—	—	115	211	—	326
Selling, general and administrative	8	—	12	33	53	—	106
Depreciation and amortization	—	—	—	35	14	—	49

Total costs and expenses	8	—	12	183	278	—	481

Operating (loss) income	(8)	—	(12)	22	54	—	56
Interest expense, net	—	—	(101)	(3)	—	—	(104)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(97)	(143)	18	—	—	222	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(105)	(143)	(144)	19	54	222	(97)
Benefit (provision) for income taxes	—	—	1	(1)	(6)	—	(6)
Equity in earnings of investment in Orbitz Worldwide	—	—	—	—	—	—	—

Net (loss) income	(105)	(143)	(143)	18	48	222	(103)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(105)	(143)	(143)	18	46	222	(105)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(105)	(143)	(143)	18	48	222	(103)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(5)	—	(5)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	6	—	—	—	—	6
Equity in other comprehensive (loss) income of subsidiaries	—	(1)	(1)	—	—	2	—

Other comprehensive income (loss), net of tax	—	5	(1)	(1)	(5)	2	—

Comprehensive (loss) income	(105)	(138)	(144)	17	43	224	(103)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	(105)	(138)	(144)	17	41	224	(105)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(20)	(67)	(68)	(1)	52	84	(20)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	(2)	—	(2)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized gain on equity investment, net of tax	—	1	—	—	—	—	1
Equity in other comprehensive loss of subsidiaries	(3)	(2)	(2)	—	—	7	—

Other comprehensive (loss) income, net of tax	(3)	(1)	(2)	(2)	(2)	7	(3)

Comprehensive (loss) income	(23)	(68)	(70)	(3)	50	91	(23)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(23)	(68)	(70)	(3)	50	91	(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	417	668	—	1,085

Costs and expenses
Cost of revenue	—	—	—	253	406	—	659
Selling, general and administrative	16	—	8	55	121	—	200
Depreciation and amortization	—	—	—	74	27	—	101

Total costs and expenses	16	—	8	382	554	—	960

Operating (loss) income	(16)	—	(8)	35	114	—	125
Interest expense, net	—	—	(169)	(5)	—	—	(174)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(99)	(198)	28	—	—	269	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(115)	(198)	(198)	30	114	269	(98)
Provision for income taxes	—	—	—	(2)	(15)	—	(17)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net (loss) income	(115)	(196)	(198)	28	99	269	(113)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(115)	(196)	(198)	28	97	269	(115)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(115)	(196)	(198)	28	99	269	(113)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(8)	—	(8)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	11	—	—	—	—	11
Equity in other comprehensive income of subsidiaries	2	(1)	(1)	—	—	—	—

Other comprehensive income (loss), net of tax	2	10	(1)	(1)	(8)	—	2

Comprehensive (loss) income	(113)	(186)	(199)	27	91	269	(111)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	(113)	(186)	(199)	27	89	269	(113)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net income (loss)	(31)	(117)	(115)	23	96	112	(32)

Other comprehensive income (loss), net of tax
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized gain on equity investment, net of tax	—	(1)	—	—	—	—	(1)
Equity in other comprehensive loss of subsidiaries	(3)	(2)	(2)	—	—	7	—

Other comprehensive income (loss), net of tax	(3)	(3)	(2)	(2)	—	7	(3)

Comprehensive (loss) income	(34)	(120)	(117)	21	96	119	(35)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	1	—	1

Comprehensive (loss) income attributable to the Company	(34)	(120)	(117)	21	97	119	(34)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	40	2	75	—	117
Accounts receivable, net	—	—	—	70	144	—	214
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	23	21	152	—	196

Total current assets	—	—	63	93	373	—	529
Investment in subsidiary/intercompany	(1,346)	(1,453)	1,886	—	—	913	—
Property and equipment, net	—	—	—	376	25	—	401
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	590	91	—	681
Cash held as collateral	—	—	93	—	—	—	93
Investment in Orbitz Worldwide	—	13	—	—	—	—	13
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	47	34	29	—	110

Total assets	(1,346)	(1,440)	2,089	2,366	551	913	3,133

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	33	26	—	59
Accrued expenses and other current liabilities	14	—	91	99	358	—	562
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	15	21	—	—	36

Total current liabilities	14	—	106	191	384	—	695
Long-term debt	—	—	3,430	71	—	—	3,501
Deferred income taxes	—	—	—	5	3	—	8
Other non-current liabilities	—	—	6	213	52	—	271

Total liabilities	14	—	3,542	480	439	—	4,475

Total shareholders’ equity/intercompany	(1,360)	(1,440)	(1,453)	1,886	94	913	(1,360)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	18	—	18

Total equity	(1,360)	(1,440)	(1,453)	1,886	112	913	(1,342)

Total liabilities and equity	(1,346)	(1,440)	2,089	2,366	551	913	3,133

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	51	3	56	—	110
Accounts receivable, net	—	—	—	45	105	—	150
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	26	16	128	—	170

Total current assets	—	—	77	64	291	—	432
Investment in subsidiary/intercompany	(1,203)	(1,921)	1,243	—	—	1,881	—
Property and equipment, net	—	—	—	358	58	—	416
Goodwill	—	—	—	846	140	—	986
Trademarks and tradenames	—	—	—	190	124	—	314
Other intangible assets, net	—	—	—	251	466	—	717
Cash held as collateral	—	—	137	—	—	—	137
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	80	40	30	—	150

Total assets	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	27	—	74
Accrued expenses and other current liabilities	15	—	117	113	292	—	537
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	20	18	—	—	38

Total current liabilities	15	—	137	216	319	—	687
Long-term debt	—	—	3,314	78	—	—	3,392
Deferred income taxes	—	—	—	4	3	—	7
Other non-current liabilities	—	—	7	208	59	—	274

Total liabilities	15	—	3,458	506	381	—	4,360

Total shareholders’ equity/intercompany	(1,218)	(1,921)	(1,921)	1,243	718	1,881	(1,218)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity	(1,218)	(1,921)	(1,921)	1,243	734	1,881	(1,202)

Total liabilities and equity	(1,203)	(1,921)	1,537	1,749	1,115	1,881	3,158

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(115)	(196)	(198)	28	99	269	(113)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	—	—	—	74	27	—	101
Amortization of customer loyalty payments	—	—	—	8	21	—	29
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs and debt discount	—	—	19	—	—	—	19
Loss on extinguishment of debt	—	—	49	—	—	—	49
Payment in kind interest	—	—	9	—	—	—	9
Gain on interest rate derivative instruments	—	—	(2)	—	—	—	(2)
Loss on foreign exchange derivative instruments	—	—	7	—	—	—	7
Equity in earnings of investment in Orbitz Worldwide	—	(2)	—	—	—	—	(2)
Equity in losses (earnings) of subsidiaries	99	198	(28)	—	—	(269)	—
Customer loyalty payments	—	—	—	(8)	(28)	—	(36)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(25)	(40)	—	(65)
Other current assets	—	—	—	7	(11)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	—	19	28	(56)	—	(9)
Other	—	—	17	21	(11)	—	27

Net cash (used in) provided by operating activities	(14)	—	(108)	133	1	—	12

Investing activities
Property and equipment additions	—	—	—	(44)	(2)	—	(46)
Other	—	—	—	(6)	—	—	(6)
Net intercompany funding	20	—	35	(75)	20	—	—

Net cash provided by (used in) by investing activities	20	—	35	(125)	18	—	(52)

Financing activities
Proceeds from new term loans	—	—	2,169	—	—	—	2,169
Proceeds from revolver borrowings	—	—	53	—	—	—	53
Repayment of term loans	—	—	(1,659)	—	—	—	(1,659)
Repayment of revolver borrowings	—	—	(73)	—	—	—	(73)
Repayment of capital lease obligations	—	—	—	(8)	—	—	(8)
Repurchase of Senior Notes	—	—	(413)	—	—	—	(413)
Release of cash provided as collateral	—	—	137	—	—	—	137
Cash provided as collateral	—	—	(93)	—	—	—	(93)
Debt finance costs	—	—	(55)	—	—	—	(55)
Payment on settlement of foreign exchange derivative contracts	—	—	(7)	—	—	—	(7)
Proceeds from settlement of foreign exchange contracts	—	—	3	—	—	—	3
Distribution to a parent company	(6)	—	—	—	—	—	(6)

Net cash provided by (used in) financing activities	(6)	—	62	(8)	—	—	48

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	—	(1)
Net increase in cash and cash equivalents	—	—	(11)	(1)	19	—	7
Cash and cash equivalents at beginning of period	—	—	51	3	56	—	110

Cash and cash equivalents at end of period	—	—	40	2	75	—	117

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(31)	(117)	(115)	23	96	112	(32)
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	90	23	—	113
Amortization of customer loyalty payments	—	—	—	9	22	—	31
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs	—	—	22	—	—	—	22
Payment in kind interest	—	—	7	—	—	—	7
Gain on interest rate derivative instruments	—	—	(2)	—	—	—	(2)
Gain on foreign exchange derivative instruments	—	—	(5)	—	—	—	(5)
Equity in losses of investment in Orbitz Worldwide	—	1	—	—	—	—	1
Equity in losses (earnings) of subsidiaries	20	115	(23)	—	—	(112)	—
Defined benefit pension plan funding	—	—	—	(5)	—	—	(5)
Customer loyalty payments	—	—	—	(5)	(22)	—	(27)
Changes in assets and liabilities:
Accounts receivable	—	—	—	16	(25)	—	(9)
Other current assets	—	—	—	(4)	(10)	—	(14)
Accounts payable, accrued expenses and other current liabilities	—	1	—	45	(9)	—	37
Other	—	2	(1)	1	7	—	9

Net cash (used in) provided by operating activities	(9)	2	(117)	170	82	—	128

Investing activities
Property and equipment additions	—	—	—	(32)	—	—	(32)
Other	—	—	—	—	3	—	3
Net intercompany funding	10	(2)	151	(131)	(28)	—	—

Net cash provided by (used in) investing activities	10	(2)	151	(163)	(25)	—	(29)

Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Proceeds from revolver borrowings	—	—	25	—	—	—	25
Repayment of term loans	—	—	(165)	—	—	—	(165)
Repayment of revolver borrowings	—	—	(60)	—	—	—	(60)
Repayment of capital lease obligations	—	—	—	(7)	—	—	(7)
Repurchase of Senior Notes	—	—	(1)	—	—	—	(1)
Debt finance costs	—	—	(9)	—	—	—	(9)
Payments on settlement of foreign exchange derivative contracts	—	—	(17)	—	—	—	(17)
Proceeds on settlement of foreign exchange derivative contracts	—	—	1	—	—	—	1
Net share settlement for equity-based compensation	(1)	—	—	—	—	—	(1)
Contribution from non-controlling interest shareholders	—	—	—	—	3	—	3

Net cash (used in) provided by financing activities	(1)	—	(56)	(7)	3	—	(61)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(22)	—	60	—	38
Cash and cash equivalents at beginning of period	—	—	84	—	40	—	124

Cash and cash equivalents at end of period	—	—	62	—	100	—	162

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

Overview

We are a leading distribution services and e-commerce provider for the global travel industry with a presence in over 170 countries and have approximately 3,500 employees.

We operate a global distribution system (“GDS”) business with three brands: Apollo, Galileo and Worldspan. Our GDS business provides aggregation, search and transaction processing services to travel providers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel providers. Our GDS business provides travel distribution services to approximately 810 active travel providers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2012, approximately 162 million bookings were made through our GDS and it processed up to 2.7 billion travel-related messages per day.

Within our GDS business, Airline IT Solutions hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus on their core business competencies and reduced costs, as well as business intelligence services. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 404 airlines, airports and airline ground handlers globally.

We also have a joint venture ownership of eNett, a global provider of dedicated payment solutions for the travel industry. eNett provides secure and cost effective automated payment solutions between travel providers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our operating business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in $ millions, except segment data and RevPas)	2013	2012	$	%	2013	2012	$	%
Travelport KPIs
Net revenue	537	506	31	6	1,085	1,056	29	3
Operating income	56	63	(7)	(11)	125	129	(4)	(3)
Travelport Adjusted EBITDA	139	135	4	3	280	291	(11)	(4)
Segments (in millions)
Americas	44	43	1	1	89	92	(3)	(3)
Europe	21	20	1	7	46	44	2	5
APAC	14	14	—	2	29	29	—	—
MEA	10	10	—	—	20	20	—	(1)
Total	89	87	2	3	184	185	(1)	—
RevPas	$5.51	$5.34	$0.17	3	$5.45	$5.21	$0.24	5

The key performance indicators used by management to monitor group performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation, amortization, amortization of customer loyalty payments, interest, income tax, loss on extinguishment of debt, and other costs we believe are unrelated to our ongoing operations such as costs associated with our restructuring efforts, non-cash equity-based compensation, litigation and related costs, and foreign currency (gains) losses on euro denominated debt and earnings hedges, which are also excluded under our debt covenants. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. In addition, it is a key element to calculate our covenant ratios under our credit agreements and will be used by the Board of Directors to determine incentive compensation for future periods.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business.

The following table provides a reconciliation of net loss to Travelport Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2013	2012	2013	2012
Net loss	(103)	(20)	(113)	(32)
Equity in (earnings) losses of investment in Orbitz Worldwide	—	(2)	(2)	1
Provision for income taxes	6	8	17	16
Depreciation and amortization	49	56	101	113
Interest expense, net	104	77	174	144
Loss on extinguishment of debt	49	—	49	—

EBITDA(1)	105	119	226	242
Adjustments:
Amortization of customer loyalty payments (2)	15	15	29	31
Corporate costs (3)	3	3	4	6
Equity-based compensation	2	—	2	2
Litigation and related costs (4)	2	7	12	13
Other — non cash (5)	12	(9)	7	(3)

Travelport Adjusted EBITDA (1)	139	135	280	291

(1)	Includes the impact of the loss of the master service agreement (“MSA”) with United Airlines, which contributed $2 million to EBITDA and Adjusted EBITDA during the three months ended June 30, 2012, and $21 million and $23 million to EBITDA and Adjusted EBITDA, respectively, during the six months ended June 30, 2012.

(2)	Pursuant to changes in the definition of Consolidated EBITDA, defined within our first and second Lien credit agreements, the amortization of customer loyalty payments are allowed as an add back of non-cash item to determine Travelport Adjusted EBITDA.

(3)	Corporate costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business.

(4)	Litigation and related costs predominately relate to the American Airlines and bondholder litigation costs. Each of these matters were settled in April 2013.

(5)	Other — non-cash primarily includes unrealized losses (gains) on foreign currency exchange derivatives and revaluation losses (gains) of our euro denominated debt of $6 million and $(3) million for the six months ended June 30, 2013, and June 30, 2012, respectively.

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

Consolidations within the Airline Industry:  As a result of consolidations within the airline industry, our annual revenue and EBITDA have been impacted in the past. Following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012, and we no longer service United’s reservation system. The impact of the loss of the MSA with United Airlines contributed approximately $2 million and $27 million to net revenue during the three and six months ended June 30, 2012, respectively, approximately $2 million to EBITDA and Adjusted EBITDA during the three months ended June 30, 2012, and approximately $21 million and $23 million to EBITDA and Adjusted EBITDA, respectively, during the six months ended June 30, 2012.

In February 2013, American Airlines and US Airways announced their intention to merge. This merger is expected to be completed in the third quarter of 2013. We do not expect this merger to have a material impact on our results of operations.

Seasonality:  Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends cause our revenue to be generally higher in the first and second calendar quarters of the year, with revenue peaking as travelers plan and purchase in advance their spring and summer travel. Revenue typically declines in the third and fourth quarters of the calendar year. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel providers.

Foreign Exchange Movements:  We transact business primarily in US dollars. While we have euro denominated debt and the majority of our revenue is denominated in US dollars, a portion of costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). We use foreign currency derivative contracts including forward contracts and currency options to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated debt, receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these foreign currency derivative contracts largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

Litigation and related costs:  We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters, and for costs of defending against such matters. However, litigation is inherently unpredictable, and although we believe that our accruals are adequate and we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

On March 12, 2013, we entered into a settlement agreement to resolve the outstanding litigation with American Airlines and entered into a new long-term distribution agreement. The settlement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

In connection with the completion of our comprehensive refinancing, on April 15, 2013, the holders of the our Senior Notes and Senior Subordinated Notes agreed to waive and release all claims asserted and related to our 2011 debt restructuring. On April 15, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Net revenue	537	506	31	6
Costs and expenses
Cost of revenue	326	301	25	8
Selling, general and administrative	106	86	20	23
Depreciation and amortization	49	56	(7)	(13)

Total costs and expenses, net	481	443	38	9

Operating income	56	63	(7)	(11)
Interest expense, net	(104)	(77)	(27)	(35)
Loss on early extinguishment of debt	(49)	—	(49)	*

Loss before income taxes and equity in earnings of investment in Orbitz Worldwide	(97)	(14)	(83)	*
Provision for income taxes	(6)	(8)	2	25
Equity in earnings of investment in Orbitz Worldwide	—	2	(2)	*

Net loss	(103)	(20)	(83)	*

* Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	494	466	28	6
Airline IT solutions revenue	43	40	3	8

Net revenue	537	506	31	6

Transaction processing revenue by region is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Americas	180	179	1	1
Europe	144	133	11	8
APAC	98	82	16	20
MEA	72	72	—	—

Transaction processing revenue	494	466	28	6

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payments processing and other key adjacencies.

The increase in transaction processing revenue of $28 million (6%) is a result of a 3% increase in RevPas (transaction processing revenue divided by the number of reported segments) and a 3% increase in segments volumes. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments. The increase in segment volumes of 3% is primarily due to one million incremental segments in both Americas and Europe.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Commissions	249	230	19	8
Telecommunication and technology costs	77	71	6	8

Cost of revenue	326	301	25	8

Cost of revenue increased by $25 million (8%) as a result of $19 million (8%) incremental commission costs and $6 million (8%) increase in our telecommunication and technology costs. Commissions paid to travel agencies increased due to a 3% increase in both segment volumes and travel distribution cost per segment along with incremental commission costs from our payment processing business. Telecommunication and technology costs increased $6 million (8%) as a result of continued expansion of our operations and investment in technology.

Selling, General and Administrative (SG&A)

The selling, general and administrative costs of $106 million and $86 million for the three months ended June 30, 2013 and 2012, respectively, include a net $19 million and $1 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (“the Adjustments”). Excluding these Adjustments, our selling, general and administrative expenses increase was limited to $2 million (2%).

The Adjustments of $19 million and $1 million for the three months ended June 30, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains and losses related to our euro-denominated debt and derivatives. The Adjustments increased by $18 million primarily due to $11 million of net foreign currency losses for the three months ended June 30, 2013 compared to $7 million of net foreign currency gain for the three months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization decreased by $7 million (13%) due to assets acquired in 2007 with five year useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $27 million (35%) as a result of (i) $21 million of financing costs incurred in relation to the debt refinancing in April and June 2013 and (ii) $6 million of incremental interests on debt due to higher interest rates.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2013, we amended our Senior Secured Credit Agreement, repaid dollar denominated term loans under our 2012 Secured Credit Agreement and refinanced our Senior Notes resulting in a $49 million loss on extinguishment of debt which comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

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

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Three Months Ended June 30,
(in $ millions)	2013	2012
Tax benefit at US Federal statutory rate of 35%	34	5
Taxes on non-US operations at alternative rates	(1)	(4)
Liability for uncertain tax positions	(1)	—
Change in valuation allowance	(40)	(8)
Non-deductible expenses	2	(1)

Provision for income taxes	(6)	(8)

Equity in Earnings of Investment in Orbtiz Worldwide

Our share of equity in earnings of investment in Orbtiz Worldwide was nil for the three months ended June 30, 2013 compared to $2 million in the three months ended June 30, 2012. These earnings reflect our 45% ownership interest in Orbitz Worldwide.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Net revenue	1,085	1,056	29	3

Costs and expenses
Cost of revenue	659	623	36	6
Selling, general and administrative	200	191	9	5
Depreciation and amortization	101	113	(12)	(11)

Total costs and expenses, net	960	927	33	4

Operating income	125	129	(4)	(3)
Interest expense, net	(174)	(144)	(30)	(21)
Loss on early extinguishment of debt	(49)	—	(49)	*

Loss before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(98)	(15)	(83)	*
Provision for income taxes	(17)	(16)	(1)	(6)
Equity in earnings (losses) of investment in Orbitz Worldwide	2	(1)	3	*

Net loss	(113)	(32)	(81)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	1,004	963	41	4
Airline IT solutions revenue	81	93	(12)	(13)

Net revenue	1,085	1,056	29	3

Transaction processing revenue by region is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Americas	368	375	(7)	(2)
Europe	310	280	30	11
APAC	185	169	16	9
MEA	141	139	2	1

Transaction processing revenue	1,004	963	41	4

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payments processing and other key adjacencies.

The increase in transaction processing revenue of $41 million (4%) is primarily as a result of a 5% increase in RevPas (transaction processing revenue divided by the number of reported segments) with a decline in segment volumes of less than 1%. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments partially offset by volume contraction. Segment volumes in Europe increased 2 million (5%) which is offset by a decline of 3 million (3%) in Americas primarily due to the loss of 2 million segments from the termination of the MSA with United Airlines.

Airline IT Solutions revenue decreased by $12 million (13%) as a result of the loss of the MSA with United Airlines which contributed $19 million to Airline IT Solutions revenue for the six months ended June 30, 2012.

Cost of Revenue

Cost of revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2013	2012	$	%
Commissions	507	483	24	5
Telecommunication and technology costs	152	140	12	9

Cost of revenue	659	623	36	6

Cost of revenue increased by $36 million (6%) as a result of $24 million (5%) incremental commission costs and $12 million (9%) increase in our telecommunication and technology costs. Commissions paid to travel agencies increased due to 3% increase in travel distribution costs per segment and incremental commission costs from our payment processing business. Telecommunication and technology costs increased $12 million (9%) as a result of continued expansion of our operations and investment in technology.

Selling, General and Administrative (SG&A)

The selling, general and administrative costs of $200 million and $191 million for the six months ended June 30, 2013 and 2012, respectively, include a net $25 million and $18 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (“the Adjustments”). Excluding these Adjustments, our selling, general and administrative expenses increase was limited to $2 million (1%).

The Adjustments of $25 million and $18 million for the six months ended June 30, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains and losses related to our euro-denominated debt and derivatives. The Adjustments increased $7 million primarily due to $6 million of net foreign currency losses for the six months ended June 30, 2013 compared to $3 million of net foreign currency gain for the six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization decreased by $12 million (11%) due to assets acquired in 2007 with five year useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $30 million (21%) as a result of (i) $21 million of financing costs incurred in relation to the debt refinancing in April and June 2013 and (ii) $9 million due to higher interest rates.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2013, we amended our Senior Secured Credit Agreement, repaid dollar denominated term loans under our 2012 Secured Credit Agreement and refinanced our Senior Notes resulting in a $49 million loss on extinguishment of debt which comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

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

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Six Months Ended June 30,
(in $ millions)	2013	2012
Tax benefit at US Federal statutory rate of 35%	34	5
Taxes on non-US operations at alternative rates	3	(8)
Liability for uncertain tax positions	(1)	—
Change in valuation allowance	(51)	(11)
Non-deductible expenses	(2)	(2)

Provision for income taxes	(17)	(16)

Equity in Earnings (Losses) of Investment in Orbitz Worldwide

Our share of equity in earnings (losses) of investment in Orbitz Worldwide was $2 million and $(1) million for the six months ended June 30, 2013 and 2012, respectively. These earnings (losses) reflect our 45% ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources and a committed credit facility. As of June 30, 2013, our financing needs were supported by our $120 million revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of June 30, 2013, our total leverage ratio was 6.69 compared to the maximum total leverage ratio allowable of 7.15; our total senior secured leverage ratio was 4.85 compared to the maximum total senior secured leverage ratio allowable of 5.45; our cash balance was $117 million; and we were in compliance with all financial covenants related to our long-term debt.

Under the terms of our debt arrangements, the maximum total leverage ratio with which we need to comply remains at 7.15 until June 30, 2014 and the total senior secured leverage ratio with which we need to comply reduces to 5.25 at September 30, 2013 and to 5.15 at March 2014 until December 2014.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the Senior Secured Credit Agreement, the Second Lien Credit Agreement and the Indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio covenants. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

Subsequent to the debt refinancing during the three months ended June 30, 2013, substantially all of our debt is now scheduled for repayment on or after January 2016.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our Senior Secured Credit Agreement and Second Lien Credit Agreement is computed by dividing the total debt (as defined under the credit agreements) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Six Months Ended June 30,
(in $ millions)	2013	2012
Travelport Adjusted EBITDA	280	291
Less:
Interest payments	(145)	(116)
Tax payments	(13)	(4)
Changes in operating working capital	(34)	28
Customer loyalty payments	(36)	(27)
Defined benefit pension plan funding	—	(5)
Other adjusting items (1)	(40)	(39)

Net cash provided by operating activities	12	128
Add back interest paid	145	116
Less: capital expenditures on property and equipment additions	(46)	(32)
Less: repayment of capital lease obligations	(8)	(7)

Unlevered free cash flow	103	205

(1)	Other adjusting items relate to payments for costs included within operating income, but excluded from Travelport Adjusted EBITDA. These primarily include (i) $17 million and $9 million of corporate costs payments during the six months ended June 30, 2013 and 2012, respectively, (ii) $23 million and $8 million of litigation and related costs payments for the six months ended June 30, 2013 and 2012, respectively, and (iii) a $14 million payment in respect of historical dispute related to a now terminated arrangement with a former distributor in the Middle East and $7 million of FASA liability payment during the six months ended June 30, 2012.

Cash flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Change
(in $ millions)	2013	2012	$
Cash provided by (used in):
Operating activities	12	128	(116)
Investing activities	(52)	(29)	(23)
Financing activities	48	(61)	109
Effect of exchange rates on cash and cash equivalents	(1)	—	(1)

Net increase in cash and cash equivalents	7	38	(31)

As of June 30, 2013, we had $117 million of cash and cash equivalents, an increase of $7 million compared to December 31, 2012. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Operating Activities.  For the six months ended June 30, 2013, cash provided by operations was $12 million compared to $128 million for the six months ended June 30, 2012. The decrease of $116 million is primarily due to changes in operating working capital and increased interest payments in the six months ended June 30, 2013. The $62 million of incremental cash used in operating working capital was due to timing of accounts receivable and payments of commission and incentives. We also paid an incremental $9 million towards customer loyalty payments during the six months ended June 30, 2013 compared with the corresponding prior period. During the six months ended June 30, 2013, we used $145 million on interest payments compared to $116 million of such payments for the six months ended June 30, 2012.

Investing Activities.  The cash used in investing activities for the six months ended June 30, 2013 was primarily due to $46 million for capital expenditures compared to $32 million for the six months ended June 30, 2012.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2013 was $48 million. This primarily comprised of (i) $2,169 million of proceeds from term loans and (ii) $44 million net release of collateralized cash offset by (iii) $1,659 million repayments of term loans, (iv) $413 million repayment of Senior Notes, (v) $20 million net repayment of revolver borrowings, (vi) $55 million of debt finance costs and (vii) $18 million of capital lease repayments, distributions to a parent company and settlement of derivative contracts. The cash used in financing activities for the six months ended June 30, 2012 primarily comprised of (i) $170 million of proceeds from term loans offset by (ii) $165 million repayment of term loans, (iii) $35 million net repayment of revolver borrowings, (iv) $9 million of debt finance costs and (v) $24 million of capital lease repayments and settlement of derivative contracts.

Debt and Financing Arrangements

The following table summarizes our net debt position as of June 30, 2013 and December 31, 2012:

(in $ millions)	June 30, 2013	December 31, 2012	Change
Current portion of long-term debt	36	38	(2)
Long-term debt	3,501	3,392	109

Total debt	3,537	3,430	107
Less: cash and cash equivalents	(117)	(110)	(7)
Less: cash held as collateral	(93)	(137)	44

Net debt	3,327	3,183	144

In April 2013 we completed an exchange offer for substantially all of our existing Senior Notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, of which 2.5% is payable as payment-in-kind interest, and approximately $185 million of new senior floating rate notes due March 2016, bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the Senior Notes have provided a waiver and release of all claims asserted related to our refinancing in 2011. To facilitate the transaction:

•

We entered into a new second lien secured credit agreement (the “Senior Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the 2012 Secured Credit Agreement, (ii) repay in cash $393 million as part of the Senior Notes Exchange Offers and (iii) pay consent fees in connection with the exchange offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, we further borrowed $15 million to redeem the Senior Notes who did not participate in the Senior Notes Exchange Offers.

•

We completed an exchange offer for our existing Second Priority Secured Notes due December 2016 for an equal principal amount of new term loans under the Second Lien Credit Agreement, due December 2016 (the “Tranche 2 Loans”). The Tranche 2 Loans bear interest of 8.375% (cash interest of 4% and payment-in-kind interest of 4.375%).

•

We paid a consent fee to holders of our Senior Subordinated Notes in exchange for a waiver and release of all claims asserted in connection with our refinancing in 2011 and amended certain restrictive covenants under the indentures of the Senior Subordinated Notes

•

Our direct parent holding company, Travelport Holdings Limited, acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the outstanding equity of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of our shares, and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the outstanding equity of Worldwide.

On June 26, 2013, we amended and restated the Senior Secured Credit Agreement (“Sixth Amended and Restated Credit Agreement”) which, among other things, (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provided for a new $120 million super priority revolving credit facility with a maturity date of June, 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provided for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants, including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013.

On June 26, 2013, we amended our Second Lien Credit Agreement to amend the definition of (i) Consolidated EBITDA; (ii) our total leverage ratio and maximum senior secured leverage ratio; and (iii) certain other definitions to conform to the amendments in the Sixth Amended and Restated Credit Agreement.

As a result of the above refinancings, we recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Pursuant to the Sixth Amended Secured Credit Agreement, the total revolving credit facility is $120 million, all of which remains undrawn as of June 30, 2013.

During the six months ended June 30, 2013, we borrowed $53 million and repaid $73 million under our revolving credit facility.

As a result of our Sixth Amended and Restated Credit Agreement, the $13 million synthetic letter of credit facility was terminated. Further, the $133 million letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms of the new letter of credit facility provide that 103% of cash collateral has to be maintained for the outstanding letters of credit. As of June 30, 2013, $88 million of letters of credit were outstanding under the terms of the new facility, against which we provided $93 million as cash collateral, and we had a balance of $49 million remaining capacity under its letter of credit facility.

Pursuant to our separation agreement with Orbitz Worldwide, we were committed to provide up to $75 million in letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which we completed our comprehensive refinancing, we along with Orbitz Worldwide ceased to be controlled by affiliates of Blackstone, and we are no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide under the separation agreement. As of June 30, 2013, of the total letters of credit outstanding, $33 million in letters of credit were issued by us on behalf of Orbitz Worldwide.

During the six months ended June 30, 2013, $5 million of interest was capitalized into our Second Priority Secured Notes, we repaid $8 million under our capital lease obligations, terminated $1 million of capital leases and entered into $5 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $1 million decrease in the principal amount of euro denominated debt during the six months ended June 30, 2013.

Travelport LLC, our indirect wholly owned subsidiary, is the borrower (the “Borrower”) under our long-term debt arrangements. All obligations under our long-term debt arrangements are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic wholly-owned subsidiaries. In addition, our secured debt is unconditionally guaranteed by certain existing non-domestic wholly owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our wholly-owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each U.S. guarantor subject to additional collateral and guarantee obligations.

Total debt per our credit agreements and indentures is broadly defined as total debt, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under our debt covenants as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, amortization of customer loyalty payments, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign exchange derivatives and other adjustments made to exclude expenses viewed as outside the normal course of operations.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the six months ended June 30, 2013 and 2012 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate swaps and foreign currency derivative contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the six months ended June 30, 2013, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $11 million for each of the six months ended June 30, 2013 and 2012. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $3 million and $1 million for the six months ended June 30, 2013 and 2012, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of June 30, 2013, our interest rate and foreign currency derivative contracts cover transactions for periods that do not exceed one year. As of June 30, 2013, we had a net liability position of $4 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

During the three and six months ended June 30, 2013 we refinanced a substantial portion of our debt, and as a result substantially all of our debt is scheduled to mature on or after January 2016. The following table summarizes our future contractual obligations related to debt as of June 30, 2013:

	Twelve Months Ending June 30,
(in $ millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt (1)	36	36	1,264	713	24	1,464	3,537
Interest payments (2)	287	288	330	114	100	99	1,218

Total	323	324	1,594	827	124	1,563	4,755

(1)	The term loans maturing in June 2019 and the revolver availability are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

(2)	Interest on floating rate and/or euro denominated debt is based on the interest rate and/or foreign exchange rates as at June 30, 2013. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments. As of June 30, 2013 we have $49 million of accrued interest on our consolidated condensed balance sheet and which will be paid within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used June 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases or decreases in interest rates on our variable rate borrowings are expected to be partially offset by corresponding gains or losses related to interest rate derivatives. Gains or losses on the underlying foreign exchange exposures are expected to be partially offset by gains or losses related to foreign currency derivative contracts. We have determined, through sensitivity analyses, that the impact of a 10% change in interest rates on our consolidated condensed financial statements would not be material. However, a 10% increase (decrease) in the foreign currency exchange rate with respect to the euro would have resulted in a charge of $3 million (benefit of $5 million) to our consolidated condensed statements of operations for the three months ended June 30, 2013. The material changes in our exposure to market risks have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended June 30, 2013. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on March 12, 2013 and May  9, 2013, respectively.

Item 1A. Risk Factors.

Certain actions by us require the approval of our Principal Shareholders, which may result in conflicts of interest with us or the holders of our bonds in the future.

Investment funds associated with Angelo, Gordon & Co., Q Investments and The Blackstone Group (each, a “Principal Shareholder”) are the largest beneficial owners of the outstanding voting shares of Travelport Worldwide Limited, our indirect parent company. The Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, among us, Travelport Worldwide Limited, certain investment funds associated with or designated by the Principal Shareholders, certain of our other shareholders and others, provides the Principal Shareholders with certain rights with respect to our governance. The Amended and Restated Shareholders’ Agreement entitles each Principal Shareholder to designate one of our directors and also requires the approval of at least two of the Principal Shareholders before we can undertake certain actions, including certain issuances of equity securities, change of control transactions, an initial public offering, certain acquisitions and dispositions, removing or appointing certain of our senior officers and certain amendments to our organizational documents, regardless of whether noteholders believe that any such actions are in their own best interests.

The interests of the Principal Shareholders may differ from those of our noteholders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Principal Shareholders, as equity holders, might conflict with the interests of our noteholders. Some of the Principal Shareholders may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Principal Shareholders may have an interest in our doing so.

The Principal Shareholders often make investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. One or more of the Principal Shareholders may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Principal Shareholders continue to indirectly own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

We have a substantial level of indebtedness which may have an adverse impact on us.

We are highly leveraged. As of June 30, 2013, our total indebtedness was $3,445 million, including $1,530 million of term loans under our first lien Senior Secured Credit Agreement, $869 million of term loans under our Second Lien Credit Agreement, and approximately $1,046 million of Senior and Senior Subordinated Notes. If the Second Lien Term Loans due January 2016 or December 2016, the Senior Notes due in March 2016 or the Senior Subordinated Notes due in September 2016 are not repaid or refinanced prior to their maturity dates, the term loans under our first lien Senior Secured Credit Agreement will become due prior to their June 2019 maturity. We may not have the ability to repay the debt when it becomes due.

We currently have an additional $120 million available for borrowing under our revolving credit facility. In addition, we currently maintain a $137 million letter of credit facility collateralized by restricted cash. As of June 30, 2013, we had approximately $88 million of letters of credit against which we provided $93 million of cash collateral. As of June 30, 2013, we had commitments of approximately $33 million in letters of credit outstanding on behalf of Orbitz Worldwide.

Our substantial level of indebtedness could have important consequences for us, including the following:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our capital expenditure and future business opportunities;

•	exposing us to the risk of higher interest rates because certain of our borrowings, including our secured borrowings and our senior notes due 2016, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional equity or debt financing for general corporate purposes, acquisitions, investments, capital expenditures or other strategic purposes;

•	limiting our ability to adjust to changing business conditions and placing us at a competitive disadvantage to our less highly leveraged competitors; and

•	making us more vulnerable to general economic downturns and adverse developments in our business.

The above factors could limit our financial and operational flexibility, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Other than as set forth above, there are no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on March 12, 2013 and May 9, 2013, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trade Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.

As part of our global business in the travel industry, we provide certain passenger travel related GDS and Airline IT Solutions services to Iran Air. We also provide certain Airline IT Solutions services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption in the International

Emergency Economic Powers Act permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control (“OFAC”). Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

Prior to and during the reporting period, we also provided Airline IT Solutions services to Syrian Arab Airlines. These services were generally understood to be permissible under the same statutory travel exemption. The services were terminated following the May 2013 action by OFAC to designate this airline as a Specially Designated Global Terrorist pursuant to the Global Terrorism Sanctions Regulations.

The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2013 were approximately $248,000 and $176,000, respectively.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: August 8, 2013	By:	/s/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: August 8, 2013	By:	/s/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	Sixth Amendment and Restatement Agreement, dated as of June 26, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à r.l., UBS AG, Stamford Branch, Credit Suisse AG, UBS Loan Finance LLC, Credit Suisse Securities (USA) LLC, and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013).

10.2	Sixth Amended and Restated Credit Agreement dated as of August 23, 2006, as amended and restated on June 26, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à r.l., UBS AG, Stamford Branch, Credit Suisse AG, UBS Loan Finance LLC, Credit Suisse Securities (USA) LLC, and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013).

10.3	First Amendment, dated as of June 3, 2013, to the Second Lien Credit Agreement, dated as of March 11, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à r.l., Credit Suisse AG, and the other agents and other lenders party thereto.

10.4	Second Amendment, dated as of June 26, 2013, to the Second Lien Credit Agreement, dated as of March 11, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à r.l., Credit Suisse AG, and the other agents and other lenders party thereto (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013).

10.5	Form of Travelport Worldwide Limited 2013 Equity Plan.

10.6	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers).

10.7	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers).

10.8	Form of Director Stock Option Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.