Form 10-Q
period 2013-09-30
Travelport LTD
filed 2013-11-07
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

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

•

our ability to maintain existing relationships with travel agencies, including our ability to renew our existing agreement with Orbitz Worldwide, and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams, including our universal desktop product;

•	the impact on travel provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our acquisition of Sprice and our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies, particularly the U.S. dollar, and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 9, 2013, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 8, 2013, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenue	511	489	1,596	1,545

Costs and expenses
Cost of revenue	313	296	972	919
Selling, general and administrative	90	110	290	302
Depreciation and amortization	51	56	152	169

Total costs and expenses	454	462	1,414	1,390

Operating income	57	27	182	155
Interest expense, net	(83)	(71)	(257)	(215)
Gain (loss) on early extinguishment of debt	—	5	(49)	6

Loss before income taxes and equity in earnings of investment in Orbitz Worldwide	(26)	(39)	(124)	(54)
Provision for income taxes	(7)	(8)	(24)	(24)
Equity in earnings of investment in Orbitz Worldwide	6	7	8	6

Net loss	(27)	(40)	(140)	(72)
Net income attributable to non-controlling interest in subsidiaries	—	(1)	(2)	—

Net loss attributable to the Company	(27)	(41)	(142)	(72)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in $ millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net loss	(27)	(40)	(140)	(72)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	6	2	(2)	2
Unrealized loss on cash flow hedges, net of tax	(2)	—	(2)	—
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	(1)	(2)
Unrealized (loss) gain on equity investment, net of tax	(4)	(2)	7	(3)

Other comprehensive income (loss), net of tax	—	—	2	(3)

Comprehensive loss	(27)	(40)	(138)	(75)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	(1)	(2)	—

Comprehensive loss attributable to the Company	(27)	(41)	(140)	(75)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	160	110
Accounts receivable (net of allowances for doubtful accounts of $18 and $16)	214	150
Deferred income taxes	2	2
Other current assets	200	170

Total current assets	576	432
Property and equipment, net	405	416
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	678	717
Cash held as collateral	64	137
Investment in Orbitz Worldwide	15	—
Non-current deferred income tax	6	6
Other non-current assets	120	150

Total assets	3,164	3,158

Liabilities and equity
Current liabilities:
Accounts payable	63	74
Accrued expenses and other current liabilities	596	537
Deferred income taxes	38	38
Current portion of long-term debt	38	38

Total current liabilities	735	687
Long-term debt	3,505	3,392
Deferred income taxes	9	7
Other non-current liabilities	284	274

Total liabilities	4,533	4,360

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	690	718
Accumulated deficit	(1,889)	(1,747)
Accumulated other comprehensive loss	(187)	(189)

Total shareholders’ equity	(1,386)	(1,218)
Equity attributable to non-controlling interest in subsidiaries	17	16

Total equity	(1,369)	(1,202)

Total liabilities and equity	3,164	3,158

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Operating activities
Net loss	(140)	(72)
Adjustments to reconcile net loss to net cash provided by operating activities :
Depreciation and amortization	152	169
Amortization of customer loyalty payments	45	48
Equity-based compensation	4	2
Amortization of debt finance costs and debt discount	25	29
Loss (gain) on extinguishment of debt	49	(6)
Payment-in-kind interest	16	10
Gain on interest rate derivative instruments	(3)	—
Gain on foreign exchange derivative instruments	(2)	—
Equity in earnings of investment in Orbitz Worldwide	(8)	(6)
Deferred income taxes	3	2
FASA liability	—	(7)
Defined benefit pension plan funding	—	(15)
Customer loyalty payments	(60)	(38)
Changes in assets and liabilities:
Accounts receivable	(64)	(13)
Other current assets	(18)	(14)
Accounts payable, accrued expenses and other current liabilities	48	34
Other	20	11

Net cash provided by operating activities	67	134

Investing activities
Property and equipment additions	(76)	(61)
Other	(6)	3

Net cash used in investing activities	(82)	(58)

Financing activities
Proceeds from term loans	2,169	170
Proceeds from revolver borrowings	53	60
Repayment of term loans	(1,663)	(165)
Repayment of revolver borrowings	(73)	(60)
Repayment of capital lease obligations	(14)	(13)
Repurchase of Senior Notes	(413)	(20)
Release of cash provided as collateral	137	—
Cash provided as collateral	(64)	—
Debt finance costs	(55)	(9)
Payments on settlement of foreign exchange derivative contracts	(8)	(49)
Proceeds from settlement of foreign exchange derivative contracts	3	9
Distribution to a parent company	(6)	—
Other	(1)	2

Net cash provided by (used in) financing activities	65	(75)

Net increase in cash and cash equivalents	50	1
Cash and cash equivalents at beginning of period	110	124

Cash and cash equivalents at end of period	160	125

Supplementary disclosures of cash flow information
Interest payments	186	202
Income tax payments, net	20	9
Non-cash capital lease additions	10	6
Non-cash capital distribution to a parent company	25	—
Exchange of Second Priority Secured Notes for Tranche 2 Loans (see Note 9)	229	—
Exchange of Senior Notes due 2014 and 2016 for new Senior Notes due 2016 (see Note 9)	591	—

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY

(unaudited)

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity
Balance as of January 1, 2013	—	718	(1,747)	(189)	16	(1,202)
Equity-based compensation	—	4	—	—	—	4
Dividend to non-controlling interest shareholders	—	—	—	—	(1)	(1)
Distribution to a parent company	—	(31)	—	—	—	(31)
Net-share settlement for equity based compensation	—	(1)	—	—	—	(1)
Comprehensive (loss) income, net of tax	—	—	(142)	2	2	(138)

Balance as of September 30, 2013	—	690	(1,889)	(187)	17	(1,369)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a leading distribution services and e-commerce provider for the global travel industry with a presence in 170 countries and has over 3,500 employees. Travelport is a privately-owned company.

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

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2012 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Certain prior period amounts have been reclassified to conform to current year presentation (see Note 6).

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

3. Orbitz Worldwide

The Company accounts for its investment of approximately 45% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated condensed statement of operations and consolidated condensed statement of comprehensive income, respectively. The Company’s investment in Orbitz Worldwide has been diluted from its investment of approximately 46% to approximately 45% during 2013 primarily as a result of the issuance of shares by Orbitz Worldwide under its equity incentive plan.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Orbitz Worldwide (continued)

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s investment in Orbitz Worldwide was $15 million and $0, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of September 30, 2013 was approximately $469 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and nine months ended September 30, 2013 and 2012:

(in $ millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenue	221	198	650	589
Operating expenses	194	173	603	545

Operating income	27	25	47	44
Interest expense, net	(12)	(9)	(34)	(28)
Loss on extinguishment of debt	—	—	(18)	—

Income (loss) before income taxes	15	16	(5)	16
(Provision for) / benefit from income taxes	(2)	(1)	165	(3)

Net income	13	15	160	13

During the fourth quarter of 2012, the Company reduced its investment in Orbitz Worldwide to $0 because its share of Orbitz Worldwide’s net loss exceeded the carrying value. The Company also discontinued applying the equity method of accounting as the Company had no commitment that was probable to be incurred to provide additional funding to Orbitz Worldwide. However, in the first quarter of 2013, the Company resumed the equity method of accounting as its share of net income from Orbitz Worldwide exceeded the share of net loss not recognized during the period for which equity accounting was suspended.

In the first quarter of 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in the recognition of a benefit from income taxes of $158 million in its consolidated condensed statements of operations.

The Company recorded earnings of $6 million and $8 million related to its investment in Orbitz Worldwide for the three and nine months ended September 30, 2013, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations. For the three and nine months ended September 30, 2012, the Company recorded earnings of $7 million and $6 million, respectively, within the equity in earnings of investment in Orbitz Worldwide on the Company’s consolidated condensed statements of operations.

Net revenue disclosed above includes approximately $18 million and $60 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2013, respectively. Net revenue disclosed above includes approximately $21 million and $72 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had balances payable to Orbitz Worldwide of approximately $14 million and $5 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. Other Current Assets

Other current assets consisted of:

(in $ millions)	September 30, 2013	December 31, 2012
Restricted cash of subsidiaries	71	56
Sales and use tax receivables	46	48
Prepaid expenses	21	15
Prepaid incentives	21	18
Assets held for sale	16	16
Derivative assets	6	10
Other	19	7

	200	170

Restricted cash of subsidiaries represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

As of December 31, 2012, the Company reclassified $50 million of “Development advances” (now presented as “Prepaid incentives”), previously included as part of other current assets, to “Customer loyalty payments” which form part of Intangible Assets (see Note 6).

Assets held for sale consisted of land and buildings expected to be sold within the next twelve months.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	September 30, 2013			December 31, 2012
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	651	(447)	204	629	(386)	243
Computer equipment	282	(159)	123	274	(138)	136
Building and leasehold improvements	16	(8)	8	12	(7)	5
Construction in progress	70	—	70	32	—	32

	1,019	(614)	405	947	(531)	416

The Company recorded depreciation expense of $30 million and $36 million during the three months ended September 30, 2013 and 2012, respectively. The Company recorded depreciation expense of $91 million and $108 million during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had net capital lease assets of $87 million and $94 million, respectively, included within computer equipment. During the nine months ended September 30, 2013 and 2012, the Company invested $86 million and $67 million, respectively, in property and equipment.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets

The changes in the carrying amount of goodwill and other intangible assets for the Company between January 1, 2013 and September 30, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	September 30, 2013
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(530)	(61)	—	—	(591)

Acquired customer relationships, net	599	(61)	—	—	538

Customer loyalty payments	274	67	(56)	—	285
Accumulated amortization	(156)	(45)	56	—	(145)

Customer loyalty payments, net	118	22	—	—	140

Other intangible assets, net	717	(39)	—	—	678

The changes in the carrying amount of goodwill and other intangible assets for the Company between January 1, 2012 and September 30, 2012 are as follows:

(in $ millions)	January 1, 2012	Additions	Retirements	Foreign Exchange	September 30, 2012
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(448)	(61)	—	—	(509)

Acquired customer relationships, net	681	(61)	—	—	620

Customer loyalty payments	269	38	(28)	1	280
Accumulated amortization	(140)	(48)	28	—	(160)

Customer loyalty payments, net	129	(10)	—	1	120

Other intangible assets, net	810	(71)	—	1	740

The Company paid cash of $60 million and $38 million for customer loyalty payments during the nine months ended September 30, 2013 and 2012, respectively. Further, as of September 30, 2013 and December 31, 2012, the Company had a balance payable of $22 million and $15 million, respectively, for customer loyalty payments (see Note 8).

Customer loyalty payments are payments made to travel agents or travel providers with an objective of increasing the number of travel bookings using the Company’s GDS and to improve the travel agents’ or travel providers’ loyalty, which are instrumented through agreements with a term over a year. Under the contractual terms, the travel agent or travel provider commits to achieve certain economic objectives for the Company. Such costs are specifically identifiable to individual contracts with travel agents or travel providers, which have

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets (continued)

determinable contractual lives. Due to the contractual nature of the payments, the Company believes that such assets are more appropriately classified as internally developed identifiable intangible assets and, as a result, the Company has presented them within intangible assets with conforming changes to prior periods. As of December 31 2012, the Company included $50 million and $68 million as development advances within other current assets and other non-current assets, respectively, which have been re-classed as other intangible assets to conform to current period presentation.

Amortization expense for acquired customer relationships was $61 million for each of the nine months ended September 30, 2013 and 2012 and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $45 million and $48 million for the nine months ended September 30, 2013 and 2012, respectively, and is included within revenue or cost of revenue in the Company’s consolidated condensed statements of operations.

The Company expects amortization expense relating to acquired customer relationships and customer loyalty payments to be:

	Twelve Months Ending September 30,
(in $ millions)	Acquired Customer Relationships	Customer Loyalty Payments
2014	77	53
2015	70	39
2016	54	21
2017	44	13
2018	41	6

7. Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	September 30, 2013	December 31, 2012
Deferred debt finance costs (see Note 9)	43	74
Supplier prepayments	26	33
Prepaid incentives	21	20
Pension assets	5	4
Derivative assets	10	5
Other	15	14

	120	150

As of December 31, 2012, the Company reclassified $68 million of “Development advances” (now presented as “Prepaid incentives”), previously included as part of other non-current assets, to “ Customer loyalty payments” which form part of Intangible Assets (see Note 6).

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	September 30, 2013	December 31, 2012
Accrued commissions and incentives	266	211
Accrued interest expense	86	61
Accrued payroll and related	72	71
Customer prepayments	71	56
Deferred revenue	30	29
Accrued sponsor monitoring fees	26	32
Income tax payable	24	24
Pension and post-retirement benefit liabilities	2	2
Derivative contracts	1	4
Other	18	47

	596	537

Included in accrued commissions and incentives are $22 million and $15 million at September 30, 2013 and December 31, 2012, respectively, of accrued customer loyalty payments.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Maturity (1)	September 30, 2013	December 31, 2012
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated		—	20
Term loans
Dollar denominated	June 2019	1,528	—
Dollar denominated	August 2015	—	1,064
Euro denominated	August 2015	—	284
“Tranche S”	August 2015	—	137
2012 Secured Credit Agreement
Dollar denominated term loan	November 2015	—	171
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan	January 2016	642	—
Tranche 2 dollar denominated term loan	December 2016	229	—
Second Priority Secured Notes
Dollar denominated floating rate notes	December 2016	—	225
Unsecured debt
Senior Notes
Dollar denominated floating rate notes	September 2014	—	122
Euro denominated floating rate notes	September 2014	—	201
9 7/8% Dollar denominated notes	September 2014	—	429
9% Dollar denominated notes	March 2016	—	250
13 7/8% Dollar denominated notes	March 2016	406	—
Dollar denominated floating rate notes	March 2016	186	—
Senior Subordinated Notes
11 7/8% Dollar denominated notes	September 2016	25	—
11 7/8% Dollar denominated notes	September 2016	247	247
10 7/8% Euro denominated notes	September 2016	189	184
Capital leases		91	96

Total debt		3,543	3,430
Less: current portion		38	38

Long-term debt		3,505	3,392

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

In April 2013, the Company completed an exchange offer for substantially all of its existing senior notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, bearing cash interest of 11.375% and 2.5% of interest payable as payment-in-kind interest, and

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

approximately $185 million of new senior floating rate notes due March 2016 (together with the new senior fixed rate notes, the “Senior Notes”), bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the new Senior Notes provided a waiver and release of all claims asserted related to the Company’s refinancing in 2011. To facilitate the transactions:

•

The Company entered into a new second lien secured credit agreement (“Second Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans, at a discount of 1%, due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the credit agreement dated as of May 8, 2012 (the “2012 Secured Credit Agreement”), (ii) repay in cash $393 million as part of the Senior Notes Exchange Offers, and (iii) pay consent fees in connection with the Senior Notes Exchange Offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, the Company further borrowed $15 million under the Second Lien Credit Agreement to redeem the outstanding senior notes held by holders who did not participate in the Senior Notes Exchange Offers. Tranche 1 Loans are subject to a 2% repayment fee, which is accreted as interest expense over the term of the loans. During the nine months ended September 30, 2013, $2 million was accreted into the outstanding loan amount.

•

The Company completed an exchange offer for its existing Second Priority Secured Notes due December 2016 for an equal principal amount of new term loans under the Second Lien Credit Agreement due December 2016 (the “Tranche 2 Loans”). The Tranche 2 Loans bear interest of 8.375% (cash interest of 4% and payment-in-kind interest of 4.375%).

•

The Company paid a consent fee to holders of the Company’s Senior Subordinated Notes in exchange for a waiver and release of all claims asserted in connection with the Company’s refinancing in 2011 and amended certain restrictive covenants under the indentures for the Senior Subordinated Notes.

•

The Company’s direct parent holding company, Travelport Holdings Limited (“Travelport Holdings”), acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the equity of Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes of the Company due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the equity of Worldwide.

In June 2013, the Company amended and restated its Senior Secured Credit Agreement (the “Sixth Amended and Restated Credit Agreement”) which, among other things, (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility issued at a discount of 1.5% with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provides for a new $120 million super priority revolving credit facility with a maturity date of June 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provides for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants, including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013. During the nine months ended September 30, 2013, the Company repaid $4 million as its first quarterly repayment, and $2 million of discount was amortized.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

In June 2013, the Company amended its Second Lien Credit Agreement to amend the definitions of (i) Consolidated EBITDA; (ii) total leverage ratio and senior secured leverage ratio; and (iii) certain other definitions to conform to the amendments in Sixth Amended and Restated Credit Agreement.

As a result of the above comprehensive refinancings during the nine months ended September 30, 2013, the Company recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million of written-off of unamortized debt finance costs, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Pursuant to the Sixth Amended and Restated Secured Credit Agreement, the Company’s total revolving credit facility is $120 million all of which remains undrawn as of September 30, 2013.

During the nine months ended September 30, 2013, the Company borrowed $53 million and repaid $73 million under its revolving credit facility.

As a result of the Company’s Sixth Amended and Restated Credit Agreement, the $13 million of synthetic letter of credit facility was terminated. Further, the $133 million of letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms under the new letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of September 30, 2013, $62 million of letters of credit were outstanding under the terms of the new facility, against which the Company had provided $64 million as cash collateral, and the Company had $75 million of remaining capacity under its letters of credit facility.

Pursuant to its separation agreement with Orbitz Worldwide, the Company was committed to provide up to $75 million of letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which the Company completed its comprehensive refinancing, the Company and Orbitz Worldwide ceased to be controlled by affiliates of Blackstone, and the Company is no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide. As of September 30, 2013, there were no significant letters of credit issued by the Company on behalf of Orbitz Worldwide, and substantially all of the previously issued letters of credit were cancelled.

During the nine months ended September 30, 2013, $6 million of payment-in-kind interest was capitalized into the Second Priority Secured Notes and Senior Notes. In addition, $10 million of payment-in-kind interest was accrued for the Senior Notes and Tranche 2 Loans and included within other non-current liabilities on the Company’s consolidated condensed balance sheets. The Company repaid $14 million under its capital lease obligations, terminated $1 million of capital leases and entered into $10 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $6 million increase in the principal amount of euro denominated loans during the nine months ended September 30, 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (continued)

Debt Maturities

Aggregate maturities of debt are as follows:

(in $ millions)	Twelve Months Ending September 30, (2)
2014	38
2015	37
2016	1,728
2017	259
2018	21
Thereafter (1)	1,460

3,543

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

(2)	The above table excludes (i) $83 million of payment-in-kind interest and repayment fees that will be accrued over the term of the Tranche 2 Loans and Senior Notes and (ii) $28 million of debt discount on term loans under the Sixth Amendment and Restated Credit Agreement and Second Lien Credit Agreement.

Debt Finance Costs

Debt finance costs are capitalized within other non-current assets on the consolidated condensed balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the Company’s consolidated condensed statements of operations. The movement in deferred financing costs is summarized below:

(in $ millions)	Nine Months Ended September 30, 2013
Balance as of January 1	74
Capitalization of debt finance costs	29
Amortization	(21)
Written-off as loss on extinguishment	(39)

Balance as of September 30	43

During the nine months ended September 30, 2013, the Company also incurred $21 million of debt finance costs and $5 million of early repayment penalty on term loans under the 2012 Secured Credit Agreement which were recorded directly in the Company’s consolidated condensed statement of operations in connection with the refinancing in the second quarter of 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the nine months ended September 30, 2013, there has been no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology, except as mentioned below.

In August 2013, the Company’s interest rate swap derivative contracts expired and it entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts is to hedge the risk of an increase in interest costs on the Company’s floating rate debt due to an increase in USLIBOR rates. The Company has designated these interest rate cap derivative contracts as accounting cash flow hedges and records the effective portion of changes in fair value of these derivative contracts as a component of other comprehensive income (loss) with the ineffective portion recognized in earnings in the consolidated condensed statements of operations.

Further, with the comprehensive refinancing during the second quarter of 2013 and the repayment of euro denominated debt, the Company has lower foreign exchange risk related to its euro denominated debt compared to prior periods.

As of September 30, 2013, the Company had a net asset position of $15 million related to derivative financial instruments associated with its euro denominated or floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset (Liability)			Fair Value Asset (Liability)
(in $ millions)	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate caps	Other non-current assets	10	—	Other non-current liabilities	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	—	(3)
Foreign currency contracts	Other current assets	6	10	Accrued expenses and other current liabilities	(1)	(1)
Foreign currency contracts	Other non-current assets	—	5	Other non-current liabilities	—	—

Total fair value of derivative assets (liabilities)		16	15		(1)	(4)

As of September 30, 2013, the notional amounts of the above derivative contracts were as follows:

(in $ millions)	Amount
Interest rate caps	2,330
Foreign currency options	215
Foreign currency forwards	195

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (continued)

The interest rate cap derivative contracts cover transactions for periods that do not exceed four years. All other contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments.

(in $ millions)	Nine Months Ended September 30, 2013
Net derivative asset as of January 1	11
Loss for the period included in net loss	(7)
Loss for the period included in other comprehensive income (loss)	(2)
Premium paid for interest rate cap derivative contracts	12
Proceeds from settlement of foreign exchange derivative contracts hedging debt instruments, net	(2)
Settlement of foreign exchange derivative contracts and interest rate swaps, net	7
Termination of foreign currency derivative contracts (settlement pending)	(4)

Net derivative asset as of September 30	15

During the nine months ended September 30, 2013, the Company paid $7 million in relation to certain foreign currency derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as at December 31, 2012.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 3% and a recovery rate of 20%, which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivate instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy.

A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of September 30, 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (continued)

The table below presents the impact of changes in fair value of derivatives on income (loss) during the period.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)					Amount of Gain (Loss) Recorded Net Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Location of Gain (Loss) Recorded in Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2013	2012	2013	2012		2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate caps	(2)	—	(2)	—	Interest expense, net	—	—	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps					Interest expense, net	—	(2)	(3)	(3)
Foreign currency contracts					Selling, general and administrative	7	3	(4)	(8)

						7	1	(7)	(11)

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.

The fair values of the Company’s other financial instruments are as follows:

		September 30, 2013		December 31, 2012
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	15	469	—	133
Derivative assets	Level 2	16	16	15	15
Derivative liabilities	Level 2	(1)	(1)	(4)	(4)
Total debt	Level 2	(3,543)	(3,614)	(3,430)	(2,899)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of September 30, 2013, the Company had approximately $132 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $46 million relates to the twelve months ending September 30, 2014. These purchase obligations extend through 2017.

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

12. Equity

Distributions to Parent

On April 15, 2013, as part of the comprehensive refinancing, the Company issued $25 million of 11.875% Senior Subordinated Notes due September 2016 in exchange for and as part settlement of Tranche A Loans of Travelport Holdings. In connection with the comprehensive refinancing, $6 million of refinancing costs were deemed as incurred towards Travelport Holdings’ debt exchange transaction (see Note 9).

The exchange of $25 million of the Company’s 11.875% Senior Subordinated Notes for Travelport Holdings’ Tranche A Loans and allocated costs of $6 million have been considered as deemed capital distributions to Travelport Holdings.

13. Equity-Based Compensation

Partnership Restricted Equity Units — Class A-2

TDS Investor (Cayman) L.P., the partnership which, prior to comprehensive refinancing in April 2013, indirectly owned a majority shareholding in the Company (the “Partnership”), had an equity-based, long-term incentive program for the purpose of retaining certain key employees. Under several plans within this program, key employees were granted restricted equity units (“REUs”) and profit interests in the Partnership. During 2006, the Board of Directors of the Partnership approved the grant of up to approximately 120 million REUs for this incentive plan. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

In May 2013, the Board of Directors of the Partnership approved a grant of substantially all the remaining outstanding authorized REUs/Class A-2 Interests in the Partnership under the plan (approximately 18 million), a substantial portion of which vested immediately, and the balance vested in August 2013. At June 30, 2013, none of the REUs remained outstanding or authorized for grant.

During the nine months ended September 30, 2013, the Company recorded an equity compensation expense of $1 million related to these REUs/Class A-2 Interests in the Partnership, considering the grant date fair value of $0.06 per REU.

Worldwide Equity Plan

In December 2011, Travelport Worldwide Limited (“Worldwide”), a parent company indirectly owning 100% of the Company, introduced an equity-based long-term incentive program (the “2011 Worldwide Equity Plan”), pursuant to which the key employees of the Company were granted shares and restricted share units

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Equity-Based Compensation (continued)

(“RSUs”) in Worldwide. The grant date fair value of each award under the Worldwide Equity Plan is based on a valuation of the total equity of Worldwide at the time of each grant of an award.

During the nine months ended September 30, 2013, the Board of Directors of Worldwide introduced another equity-based long-term incentive program (the “2013 Worldwide Equity Plan”) whereby 84.1 million of awards were authorized to be granted to certain key employees of the Company. In May 2013, 75.7 million of RSUs were granted to employees, with two-thirds, or 50.5 million RSUs, vesting one-sixth semi-annually on April 15 and October 15 each year for a period of three years, if the employee continues to remain in employment. The balance of one-third or 25.2 million RSUs, vest on April 15, 2015 upon satisfaction of certain performance conditions. As the performance conditions have not been communicated to the employees, these 25.2 million RSUs have not been considered as granted for accounting purposes.

Further, in June 2013, the Board of Directors of Worldwide authorized the grant of 4 million stock options to the Company’s Non-Executive Chairman, Douglas M. Steenland, which vest in 3 years from the date of grant. Of the options granted, 2 million options are subject to time-based vesting and the balance of 2 million options are subject to vesting upon achieving certain performance conditions. The stock options have a contractual life of five years from the date of grant. None of the stock options have vested or have become exercisable as of September 30, 2013.

During the nine months ended September 30, 2013, the Company recorded an equity compensation expense of $2 million related to these RSUs considering the grant date fair value of $0.37 per RSU and less than $1 million related to stock options considering grant date fair value of $0.12 per option.

The activity of all the Company’s equity award programs is presented below:

	Partnership				Worldwide
	Restricted Equity Units (Class A-2)		Shares		Restricted Share Units		Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	102.2	$2.08	1.6	$1.85	0.5	$1.85	—	—
Granted at fair market value	18.0	$0.06	—	—	50.6	$0.37	2.0	$0.12
Net share settlement	(11.7)	$0.06	—	—	—	—	—	—
Forfeited	(0.7)	$0.06	—	—	—	—	—	—

Balance as of September 30, 2013	107.8	$1.97	1.6	1.85	51.1	$0.38	2.0	$0.12

Compensation expense for the nine months ended September 30, 2013 resulted in a credit to the equity on the Company’s consolidated condensed balance sheets of $3 million. The Company expects the future equity-based compensation expense recognized for accounting purposes as being granted as of September 30, 2013 will be approximately $17 million based on the fair value of the RSUs and the options on the grant date.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements

All of the Company’s secured debt and its unsecured Senior Notes and Senior Subordinated Notes are unconditionally guaranteed by Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of the Company’s existing and future domestic 100% owned subsidiaries (the “guarantor subsidiaries”). The guarantees are full, unconditional, joint and several.

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and nine months ended September 30, 2013 and 2012, the consolidating condensed statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, consolidating condensed balance sheets as of September 30, 2013 and as of December 31, 2012, and the consolidating condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 for: (a) Travelport Limited (“the Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC (“the Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. As a result of the Company’s refinancing plans certain entities previously reported as issuer and non-guarantor subsidiaries within the Company’s consolidating condensed financial statements are now presented as guarantor subsidiaries.

In addition, the Company’s secured debt is unconditionally guaranteed by certain non-domestic 100% owned subsidiaries, the net revenue, assets and operating income of which are including in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	197	314	—	511

Costs and expenses
Cost of revenue	—	—	—	141	172	—	313
Selling, general and administrative	4	—	(1)	2	85	—	90
Depreciation and amortization	—	—	—	49	2	—	51

Total costs and expenses	4	—	(1)	192	259	—	454

Operating (loss) income	(4)	—	1	5	55	—	57
Interest expense, net	—	—	(81)	(2)	—	—	(83)
Equity in (losses) earnings of subsidiaries	(23)	(75)	5	—	—	93	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(27)	(75)	(75)	3	55	93	(26)
(Benefit from)/provision for income taxes	—	—	—	2	(9)	—	(7)
Equity in earnings of investment in Orbitz Worldwide	—	6	—	—	—	—	6

Net (loss) income	(27)	(69)	(75)	5	46	93	(27)
Net earnings attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(27)	(69)	(75)	5	46	93	(27)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(27)	(69)	(75)	5	46	93	(27)

Other comprehensive loss, net of tax
Currency translation adjustment, net of tax	—	—	—	—	6	—	6
Unrealized loss on cash flow hedges, net of tax	—	—	(2)	—	—	—	(2)
Unrealized loss on equity investment, net of tax	—	(4)	—	—	—	—	(4)
Equity in other comprehensive (loss) income of subsidiaries	—	(2)	—	—	—	2	—

Other comprehensive (loss) income, net of tax	—	(6)	(2)	—	6	2	—

Comprehensive (loss) income	(27)	(75)	(77)	5	52	95	(27)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(27)	(75)	(77)	5	52	95	(27)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	200	289	—	489

Costs and expenses
Cost of revenue	—	—	—	128	168	—	296
Selling, general and administrative	10	—	8	16	76	—	110
Depreciation and amortization	—	—	—	54	2	—	56

Total costs and expenses	10	—	8	198	246	—	462

Operating (loss) income	(10)	—	(8)	2	43	—	27
Interest expense, net	—	—	(68)	(3)	—	—	(71)
Gain on early extinguishment of debt	—	—	5	—	—	—	5
Equity in (losses) earnings of subsidiaries	(31)	(76)	(5)	—	—	112	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(41)	(76)	(76)	(1)	43	112	(39)
Benefit (provision) for income taxes	—	1	—	(4)	(5)	—	(8)
Equity in earnings of investment in Orbitz Worldwide	—	7	—	—	—	—	7

Net (loss) income	(41)	(68)	(76)	(5)	38	112	(40)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Net (loss) income attributable to the Company	(41)	(68)	(76)	(5)	37	112	(41)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(41)	(68)	(76)	(5)	38	112	(40)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized loss on equity investment, net of tax	—	(2)	—	—	—	—	(2)

Other comprehensive (loss) income, net of tax	—	(2)	—	—	2	—	—

Comprehensive (loss) income	(41)	(70)	(76)	(5)	40	112	(40)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Comprehensive (loss) income attributable to the Company	(41)	(70)	(76)	(5)	39	112	(41)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	614	982	—	1,596

Costs and expenses
Cost of revenue	—	—	—	383	589	—	972
Selling, general and administrative	20	—	7	68	195	—	290
Depreciation and amortization	—	—	—	146	6	—	152

Total costs and expenses	20	—	7	597	790	—	1,414

Operating (loss) income	(20)	—	(7)	17	192	—	182
Interest expense, net	—	—	(247)	(10)	—	—	(257)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(122)	(297)	6	—	—	413	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(142)	(297)	(297)	7	192	413	(124)
Provision for income taxes	—	—	—	(1)	(23)	—	(24)
Equity in earnings of investment in Orbitz Worldwide	—	8	—	—	—	—	8

Net (loss) income	(142)	(289)	(297)	6	169	413	(140)
Net earnings attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(142)	(289)	(297)	6	167	413	(142)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(142)	(289)	(297)	6	169	413	(140)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(2)	—	(2)
Unrealized loss on cash flow hedges, net of tax	—	—	(2)	—	—	—	(2)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	7	—	—	—	—	7
Equity in other comprehensive (loss) income of subsidiaries	2	(3)	(1)	—	—	2	—

Other comprehensive income (loss), net of tax	2	4	(3)	(1)	(2)	2	2

Comprehensive (loss) income	(140)	(285)	(300)	5	167	415	(138)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	(140)	(285)	(300)	5	165	415	(140)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	646	899	—	1,545

Costs and expenses
Cost of revenue	—	—	—	399	520	—	919
Selling, general and administrative	21	—	5	76	200	—	302
Depreciation and amortization	—	—	—	160	9	—	169

Total costs and expenses	21	—	5	635	729	—	1,390

Operating (loss) income	(21)	—	(5)	11	170	—	155
Interest expense, net	—	—	(205)	(10)	—	—	(215)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in (losses) earnings of subsidiaries	(51)	(207)	(3)	—	—	261	—

(Loss) income before income taxes and equity in earnings of investment in Orbitz Worldwide	(72)	(207)	(207)	1	170	261	(54)
Provision for income taxes	—	—	—	(4)	(20)	—	(24)
Equity in earnings of investment in Orbitz Worldwide	—	6	—	—	—	—	6

Net (loss) income	(72)	(201)	(207)	(3)	150	261	(72)
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(72)	(201)	(207)	(3)	150	261	(72)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(72)	(201)	(207)	(3)	150	261	(72)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(2)	—	—	(2)
Unrealized loss on equity investment, net of tax	—	(3)	—	—	—	—	(3)

Other comprehensive (loss) income, net of tax	—	(3)	—	(2)	2	—	(3)

Comprehensive (loss) income	(72)	(204)	(207)	(5)	152	261	(75)
Comprehensive loss attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(72)	(204)	(207)	(5)	152	261	(75)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	86	23	51	—	160
Accounts receivable, net	—	—	—	66	148	—	214
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	9	41	150	—	200

Total current assets	—	—	95	130	351	—	576
Investment in subsidiary/intercompany	(1,372)	(1,474)	1,893	—	—	953	—
Property and equipment, net	—	—	—	381	24	—	405
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	575	103	—	678
Cash held as collateral	—	—	64	—	—	—	64
Investment in Orbitz Worldwide	—	15	—	—	—	—	15
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	53	38	29	—	120

Total assets	(1,372)	(1,459)	2,105	2,397	540	953	3,164

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	35	28	—	63
Accrued expenses and other current liabilities	14	—	117	113	352	—	596
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	16	22	—	—	38

Total current liabilities	14	—	133	208	380	—	735
Long-term debt	—	—	3,436	69	—	—	3,505
Deferred income taxes	—	—	—	5	4	—	9
Other non-current liabilities	—	—	10	222	52	—	284

Total liabilities	14	—	3,579	504	436	—	4,533

Total shareholders’ equity/intercompany	(1,386)	(1,459)	(1,474)	1,893	87	953	(1,386)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	17	—	17

Total equity	(1,386)	(1,459)	(1,474)	1,893	104	953	(1,369)

Total liabilities and equity	(1,372)	(1,459)	2,105	2,397	540	953	3,164

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	33	19	58	—	110
Accounts receivable, net	—	—	—	45	105	—	150
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	10	33	127	—	170

Total current assets	—	—	43	97	292	—	432
Investment in subsidiary/intercompany	(1,203)	(1,269)	1,837	—	—	635	—
Property and equipment, net	—	—	—	392	24	—	416
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	631	86	—	717
Cash held as collateral	—	—	137	—	—	—	137
Investment in Orbitz Worldwide	—	—	—	—	—	—	—
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	78	44	28	—	150

Total assets	(1,203)	(1,269)	2,095	2,437	463	635	3,158

Liabilities and equity
Accounts payable:	—	—	—	47	27	—	74
Accrued expenses	15	—	110	120	292	—	537
Deferred taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	20	18	—	—	38

Total current liabilities	15	—	130	223	319	—	687
Long-term debt	—	—	3,234	158	—	—	3,392
Deferred income taxes	—	—	—	4	3	—	7
Other non-current liabilities	—	—	—	215	59	—	274

Total liabilities	15	—	3,364	600	381	—	4,360

Total shareholders’ equity/intercompany	(1,218)	(1,269)	(1,269)	1,837	66	635	(1,218)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity	(1,218)	(1,269)	(1,269)	1,837	82	635	(1,202)

Total liabilities and equity	(1,203)	(1,269)	2,095	2,437	463	635	3,158

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(142)	(289)	(297)	6	169	413	(140)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	—	—	—	146	6	—	152
Amortization of customer loyalty payments	—	—	—	13	32	—	45
Equity-based compensation	4	—	—	—	—	—	4
Amortization of debt finance costs and debt discount	—	—	24	1	—	—	25
Loss on extinguishment of debt	—	—	49	—	—	—	49
Payment-in-kind interest	—	—	16	—	—	—	16
Gain on interest rate derivative instruments	—	—	(3)	—	—	—	(3)
Gain on foreign exchange derivative instruments	—	—	(2)	—	—	—	(2)
Equity in earnings of investment in Orbitz Worldwide	—	(8)	—	—	—	—	(8)
Equity in losses (earnings) of subsidiaries	122	297	(6)	—	—	(413)	—
Deferred income taxes	—		—	1	2	—	3
Customer loyalty payments	—	—	—	(27)	(33)	—	(60)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(21)	(43)	—	(64)
Other current assets	—	—	—	(8)	(10)	—	(18)
Accounts payable, accrued expenses and other current liabilities	—	—	18	(19)	49	—	48
Other	—	—	(12)	13	19	—	20

Net cash (used in) provided by operating activities	(16)	—	(213)	105	191	—	67

Investing activities
Property and equipment additions	—	—	—	(71)	(5)	—	(76)
Other	—	—	—	(6)	—	—	(6)
Net intercompany funding	23	—	154	16	(193)	—	—

Net cash provided by (used in) by investing activities	23	—	154	(61)	(198)	—	(82)

Financing activities
Proceeds from term loans	—	—	2,169	—	—	—	2,169
Proceeds from revolver borrowings	—	—	53	—	—	—	53
Repayment of term loans	—	—	(1,663)	—	—	—	(1,663)
Repayment of revolver borrowings	—	—	(73)	—	—	—	(73)
Repayment of capital lease obligations	—	—	—	(14)	—	—	(14)
Repurchase of Senior Notes	—	—	(387)	(26)	—	—	(413)
Release of cash provided as collateral	—	—	137	—	—	—	137
Cash provided as collateral	—	—	(64)	—	—	—	(64)
Debt finance costs	—	—	(55)	—	—	—	(55)
Payment on settlement of foreign exchange derivative contracts	—	—	(8)	—	—	—	(8)
Proceeds from settlement of foreign exchange contracts	—	—	3	—	—	—	3
Distribution to a parent company	(6)	—	—	—	—	—	(6)
Other	(1)	—	—	—	—	—	(1)

Net cash provided by (used in) financing activities	(7)	—	112	(40)	—	—	65

Net increase (decrease) in cash and cash equivalents	—	—	53	4	(7)	—	50
Cash and cash equivalents at beginning of period	—	—	33	19	58	—	110

Cash and cash equivalents at end of period	—	—	86	23	51	—	160

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(72)	(201)	(207)	(3)	150	261	(72)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	160	9	—	169
Amortization of customer loyalty payments	—	—	—	9	39	—	48
Equity-based compensation	2	—	—	—	—	—	2
Amortization of debt finance costs and debt discount	—	—	29	—	—	—	29
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Payment-in-kind interest	—	—	10	—	—	—	10
Equity in earnings of investment in Orbitz Worldwide	—	(6)	—	—	—	—	(6)
Equity in losses (earnings) of subsidiaries	51	207	3	—	—	(261)	—
Deferred income taxes	—	—	—	2	—	—	2
FASA liability	—	—	—	(7)	—	—	(7)
Defined benefit pension plan funding	—	—	—	(15)	—	—	(15)
Customer loyalty payments	—	—	—	(8)	(30)	—	(38)
Changes in assets and liabilities:
Accounts receivable	—	—	—	18	(31)	—	(13)
Other current assets	—	—	—	(24)	10	—	(14)
Accounts payable, accrued expenses and other current liabilities	—	(1)	(21)	(43)	99	—	34
Other	—	—	—	(24)	35	—	11

Net cash (used in) provided by operating activities	(19)	(1)	(192)	65	281	—	134

Investing activities
Property and equipment additions	—	—	—	(61)	—	—	(61)
Other	—	—	—	—	3	—	3
Net intercompany funding	20	1	248	2	(271)	—	—

Net cash provided by (used in) investing activities	20	1	248	(59)	(268)	—	(58)

Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Proceeds from revolver borrowings	—	—	60	—	—	—	60
Repayment of term loans	—	—	(165)	—	—	—	(165)
Repayment of revolver borrowings	—	—	(60)	—	—	—	(60)
Repayment of capital lease obligations	—	—	—	(13)	—	—	(13)
Repurchase of Senior Notes	—	—	(20)	—	—	—	(20)
Debt finance costs	—	—	(9)	—	—	—	(9)
Payments on settlement of foreign exchange derivative contracts	—	—	(49)	—	—	—	(49)
Proceeds from settlement of foreign exchange derivative contracts	—	—	9	—	—	—	9
Other	(1)	—	—	—	3	—	2

Net cash (used in) provided by financing activities	(1)	—	(64)	(13)	3	—	(75)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	—	—	—

Net (decrease) increase in cash and cash equivalents	—	—	(8)	(7)	16	—	1
Cash and cash equivalents at beginning of period	—	—	57	27	40	—	124

Cash and cash equivalents at end of period	—	—	49	20	56	—	125

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

Overview

We are a leading distribution services and e-commerce provider for the global travel industry with a presence in over 170 countries and have over 3,500 employees.

We operate a global distribution systems (“GDS”) business with three brands: Apollo, Galileo and Worldspan. Our GDS business provides aggregation, search and transaction processing services to travel providers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel providers. Our GDS business provides travel distribution services to approximately 810 active travel providers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2012, approximately 162 million bookings were made through our GDS and it processed up to 2.7 billion travel-related messages per day.

Within our GDS business, our Airline IT Solutions business hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus in their core business competencies and reduce costs, as well as business intelligence services. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 404 airlines, airports and airline ground handlers globally.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in $ millions, except segment data and RevPas)	2013	2012	$	%	2013	2012	$	%
Travelport KPIs
Net revenue	511	489	22	5	1,596	1,545	51	3
Operating income	57	27	30	111	182	155	27	17
Travelport Adjusted EBITDA	128	123	5	5	408	414	(6)	(1)
Segments (in millions)
Americas	43	43	—	(1)	132	135	(3)	(2)
Europe	19	19	—	—	65	63	2	3
APAC	14	13	1	9	43	42	1	3
MEA	10	10	—	2	30	30	—	—
Total	86	85	1	1	270	270	—	—
RevPas	$5.51	$5.30	$0.21	4	$5.47	$5.23	$0.24	4

The key performance indicators used by management to monitor group performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain expenses such as depreciation, amortization, amortization of customer loyalty payments, interest, income tax, loss (gain) on extinguishment of debt, and other costs that we believe are unrelated to our ongoing operations such as costs associated with our restructuring efforts, non-cash equity-based compensation, litigation and related costs, and foreign currency (gains) losses on euro denominated debt and earnings hedges, which are also excluded under our debt covenants. In addition, Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

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

The following table provides a reconciliation of net loss to Travelport Adjusted EBITDA from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $ millions)	2013	2012	2013	2012
Net loss	(27)	(40)	(140)	(72)
Equity in earnings of investment in Orbitz Worldwide	(6)	(7)	(8)	(6)
Provision for income taxes	7	8	24	24
Depreciation and amortization	51	56	152	169
Interest expense, net	83	71	257	215
(Gain) loss on extinguishment of debt	—	(5)	49	(6)

EBITDA	108	83	334	324
Adjustments:
Amortization of customer loyalty payments (2)	16	17	45	48
Corporate costs (3)	—	3	4	9
Equity-based compensation	2	—	4	2
Litigation and related costs (4)	—	12	12	25
Other — non cash (5)	2	8	9	6

Travelport Adjusted EBITDA(1)	128	123	408	414

(1)	Includes the impact of the loss of the master service agreement (“MSA”) with United Airlines, which contributed $21 million and $23 million to EBITDA and Adjusted EBITDA, respectively, during the nine months ended September 30, 2012.

(2)	Pursuant to changes in the definition of Consolidated EBITDA in our Sixth Amended and Restated Credit Agreement and Second Lien Credit Agreement, the amortization of customer loyalty payments is allowed as an adjustment to Travelport Adjusted EBITDA.

(3)	Corporate costs represent costs related to strategic transactions, internal re-organization and other costs related to non-core business.

(4)	Litigation and related costs predominately relate to the American Airlines and bondholder litigation costs. Each of these matters were settled in April 2013.

(5)	Other — non cash primarily includes unrealized losses on foreign currency exchange derivatives and revaluation losses of our euro denominated debt.

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

Consolidations within the Airline Industry:  As a result of consolidations within the airline industry, our annual revenue and EBITDA have been impacted in the past. Following the merger of United Airlines with Continental Airlines in 2010, we received a notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental systems was completed in early March 2012 and we no longer service United’s reservation system. The impact of the loss of the MSA with United Airlines contributed approximately $27 million to net revenue, $21 million to EBITDA and $23 million to Adjusted EBITDA, during the nine months ended September 30, 2012.

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

Results of Operations

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Net revenue	511	489	22	5

Costs and expenses
Cost of revenue	313	296	17	6
Selling, general and administrative	90	110	(20)	(18)
Depreciation and amortization	51	56	(5)	(9)

Total costs and expenses, net	454	462	(8)	(2)

Operating income	57	27	30	111
Interest expense, net	(83)	(71)	(12)	(17)
Gain on early extinguishment of debt	—	5	(5)	*

Loss before income taxes and equity in earnings of investment in Orbitz Worldwide	(26)	(39)	13	33
Provision for income taxes	(7)	(8)	1	19
Equity in earnings of investment in Orbitz Worldwide	6	7	(1)	(16)

Net loss	(27)	(40)	13	33

* Not meaningful

Net Revenue

Net revenue is comprised of:
	Three Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	474	451	23	5
Airline IT solutions revenue	37	38	(1)	(3)

Net revenue	511	489	22	5

Transaction processing revenue by region is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Americas	178	174	4	2
Europe	139	132	7	5
APAC	91	80	11	15
MEA	66	65	1	4

Transaction processing revenue	474	451	23	5

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payments processing and other key adjacencies.

The increase in transaction processing revenue of $23 million (5%) is a result of a 4% increase in RevPas (transaction processing revenue divided by the number of reported segments) and a 1% increase in segment volumes. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Commissions	243	227	16	7
Telecommunication and technology costs	70	69	1	1

Cost of revenue	313	296	17	6

Cost of revenue increased by $17 million (6%) as a result of $16 million (7%) incremental commission costs and $1 million (1%) increase in our telecommunication and technology costs. Commissions paid to travel agencies increased due to 1% increase in segment volumes and 3% increase in travel distribution cost per segment along with incremental commission costs from our payment processing business. Telecommunication and technology costs increased $1 million (1%).

Selling, General and Administrative

The selling, general and administrative expenses of $90 million and $110 million for the three months ended September 30, 2013 and 2012, respectively, include a net $4 million and $23 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (“the Adjustments”). Excluding these Adjustments, our selling, general and administrative expenses decreased by $1 million (1%).

The Adjustments of $4 million and $23 million for the three months ended September 30, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains and losses related to our euro-denominated debt and derivatives. The Adjustments decreased by $19 million primarily as a result of (i) a $12 million reduction in litigation costs incurred during the period and (ii) $6 million favorable foreign exchange fluctuation.

Depreciation and Amortization

Depreciation and amortization decreased by $5 million (9%) due to assets acquired in 2007 with 5 years useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $12 million (17%) primarily due to incremental interest on debt due to higher interest rates.

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

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Three Months Ended September 30,
(in $ millions)	2013	2012
Tax benefit at US Federal statutory rate of 35%	9	14
Taxes on non-US operations at alternative rates	(2)	(8)
Liability for uncertain tax positions	—	(1)
Change in valuation allowance	(14)	(10)
Non-deductible expenses	(1)	(1)
Other	1	(2)

Provision for income taxes	(7)	(8)

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $6 million and $7 million for the three months ended September 30, 2013 and 2012, respectively. These earnings reflect our 45% ownership interest (47% ownership interest in 2012) in Orbitz Worldwide.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Net revenue	1,596	1,545	51	3

Costs and expenses
Cost of revenue	972	919	53	6
Selling, general and administrative	290	302	(12)	(4)
Depreciation and amortization	152	169	(17)	(10)

Total costs and expenses, net	1,414	1,390	24	2

Operating income	182	155	27	17
Interest expense, net	(257)	(215)	(42)	(20)
(Loss) gain on early extinguishment of debt	(49)	6	(55)	*

Loss before income taxes and equity in earnings of investment in Orbitz Worldwide	(124)	(54)	(70)	*
Provision for income taxes	(24)	(24)	—	(2)
Equity in earnings of investment in Orbitz Worldwide	8	6	2	29

Net loss	(140)	(72)	(68)	(94)

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	1,478	1,414	64	5
Airline IT solutions revenue	118	131	(13)	(10)

Net revenue	1,596	1,545	51	3

Transaction processing revenue by region is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Americas	546	549	(3)	(1)
Europe	449	413	36	9
APAC	276	249	27	11
MEA	207	203	4	2

Transaction processing revenue	1,478	1,414	64	5

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payments processing and other key adjacencies.

The increase in transaction processing revenue of $64 million (5%) is a result of a 4% increase in RevPas (transaction processing revenue divided by the number of reported segments). The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments partially offset by volume contraction. Segment volumes increased by 2 million (3%) in Europe and 1 million (3%) in APAC which was offset by a decline of 3 million (2%) in Americas primarily due to the loss of 2 million segments from the termination of the MSA with United Airlines.

Airline IT solutions revenue decreased by $13 million (10%) as a result of the loss of the MSA with United Airlines which contributed $19 million to airline IT solutions revenue for the nine months ended September 30, 2012.

Cost of Revenue

Cost of revenue is comprised of:

	Nine Months Ended September 30,		Change
(in $ millions)	2013	2012	$	%
Commissions	750	710	40	6
Telecommunication and technology costs	222	209	13	6

Cost of revenue	972	919	53	6

Cost of revenue increased by $53 million (6%) as a result of $40 million (6%) incremental commission costs and $13 million (6%) increase in our telecommunication and technology costs. Commissions paid to travel agencies increased due to 3% increase in travel distribution cost per segment along with incremental commission costs from our payment processing business, with segment volumes remaining flat. Telecommunication and technology costs increased as a result of continued expansion of our operations and investment in technology.

Selling, General and Administrative

The selling, general and administrative expenses of $290 million and $302 million for the nine months ended September 30, 2013 and 2012, respectively, include a net $29 million and $42 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (“the Adjustments”). Excluding these Adjustments, our selling, general and administrative expenses increase was limited to $1 million (1%).

The Adjustments of $29 million and $42 million for the nine months ended September 30, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains and losses related to our euro-denominated debt and derivatives. The Adjustments decreased by $13 million primarily as a result of a $13 million reduction in litigation costs.

Depreciation and Amortization

Depreciation and amortization decreased by $17 million (10%) due to assets acquired in 2007 with five year useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $42 million (20%) as a result of (i) $21 million of financing costs incurred in relation to the debt refinancings in the second quarter of 2013 and (ii) $21 million of incremental interest on debt due to higher interest rates.

(Loss) Gain on Early Extinguishment of Debt

During the nine months ended September 30, 2013, we amended our Senior Secured Credit Agreement, repaid dollar denominated term loans under our 2012 Secured Credit Agreement and refinanced our Senior Notes resulting in a $49 million loss on extinguishment of debt comprising of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

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

The reconciliation from the statutory tax provision at the US Federal statutory tax rate of 35% is as follows:

	Nine Months Ended September 30,
(in $ millions)	2013	2012
Tax benefit at US Federal statutory rate of 35%	43	19
Taxes on non-US operations at alternative rates	1	(16)
Liability for uncertain tax positions	(1)	(1)
Change in valuation allowance	(65)	(22)
Non-deductible expenses	(3)	(2)
Other	1	(2)

Provision for income taxes	(24)	(24)

Equity in Earnings of Investment in Orbitz Worldwide

Our share of equity in earnings of investment in Orbitz Worldwide was $8 million for the nine months ended September 30, 2013 compared to $6 million in the nine months ended September 30, 2012. These earnings reflect our 45% ownership interest (47% ownership in 2012) in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, and a committed credit facility. As of September 30, 2013, our financing needs were supported by our $120 million revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of September 30, 2013, our total leverage ratio was 6.63 compared to the maximum total leverage ratio allowable of 7.15, our total senior secured leverage ratio was 4.82 compared to the maximum total senior secured leverage ratio allowable of 5.25; our cash balance was $160 million; and we were in compliance with all financial covenants related to our long-term debt.

Under the terms of our debt arrangements, the maximum total leverage ratio with which we need to comply remains at 7.15 until June 30, 2014, and the total senior secured leverage ratio with which we need to comply reduces to 5.15 at March 2014 until December 2014.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the Sixth Amended and Restated Credit Agreement, the Second Lien Credit Agreement and the Indentures governing our notes and meet our cash flow needs during the next twelve months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio covenants. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

Subsequent to the debt refinancing during the second quarter of 2013, substantially all of our debt is now scheduled for repayment on or after January 2016.

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

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our Sixth Amended and Restated Credit Agreement and Second Lien Credit Agreement is computed by dividing the total debt (as defined under the credit agreement) at the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Nine Months Ended September 30,
(in $ millions)	2013	2012
Travelport Adjusted EBITDA	408	414
Less:
Interest payments	(186)	(202)
Tax payments	(20)	(9)
Changes in operating working capital	(30)	34
Customer loyalty payments	(60)	(38)
Defined benefit pension plan funding	—	(15)
Other adjusting items (1)	(45)	(50)

Net cash provided by operating activities	67	134
Add back interest paid	186	202
Less: capital expenditures on property and equipment additions	(76)	(61)
Less: repayment of capital lease obligations	(14)	(13)

Unlevered free cash flow	163	262

(1)

Other adjusting items relate to payments for costs included within operating income, but excluded from Travelport Adjusted EBITDA. These include (i) $22 million and $13 million of corporate costs payments during the nine months ended September 30, 2013 and 2012, respectively, (ii) $23 million and $15 million of litigation and related costs payments for the nine months ended September 30, 2013 and 2012, respectively, and (iii) a $14 million payment related to a historical dispute related to a now terminated arrangement with a former distributor in the Middle East, $7 million of FASA liability payment and $1 million of restructuring related payments made during the nine months ended September 30, 2012.

Cash Flow

The following table summarizes the changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Change
(in $ millions)	2013	2012	$
Cash provided by (used in):
Operating activities	67	134	(67)
Investing activities	(82)	(58)	(24)
Financing activities	65	(75)	140

Net increase in cash and cash equivalents	50	1	49

As of September 30, 2013, we had $160 million of cash and cash equivalents, an increase of $50 million compared to December 31, 2012. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Operating Activities.  For the nine months ended September 30, 2013, cash provided by operations was $67 million compared to $134 million for the nine months ended September 30, 2012. The decrease of $67 million is primarily a result of $64 million of cash used in operating working capital due to timing of receipts from accounts receivable and payments of commission and incentives and a $22 million increase in customer loyalty payments.

Investing Activities.  The cash used in investing activities for the nine months ended September 30, 2013 was primarily due to $76 million for capital expenditures compared to $61 million for the nine months ended September 30, 2012.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2013 was $65 million. This primarily comprised of (i) $2,169 million of proceeds from term loans, (ii) $73 million net release of collateralized cash offset by (iii) $1,663 million repayments of term loans, (iv) $413 million repayment of Senior Notes, (v) $20 million net repayment of revolver borrowings, (vi) $55 million of debt finance costs and (vii) $25 million of capital lease repayments, capital distributions to a parent company and settlement of derivative contracts. The cash used in financing activities for the nine months ended September 30, 2012 primarily comprised of (i) $165 million repayment of term loans, (ii) $20 million of repurchase of Senior Notes, (iii) $40 million of net cash payments on the settlement of derivative contracts, (iv) $13 million of capital lease repayments and (v) $9 million of debt finance costs, offset by (vi) $170 million of proceeds from term loans.

Debt and Financing Arrangements

The following table summarizes our net debt position as of September 30, 2013 and December 31, 2012:

(in $ millions)	September 30, 2013	December 31, 2012	Change
Current portion of long-term debt	38	38	—
Long-term debt	3,505	3,392	113

Total debt	3,543	3,430	113
Less: cash and cash equivalents	(160)	(110)	(50)
Less: cash held as collateral	(64)	(137)	73

Net debt	3,319	3,183	136

In April 2013, we completed an exchange offer for substantially all of our existing senior notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, bearing cash interest of 11.375% and 2.5% of interest payable as payment-in-kind interest, and approximately $185 million of new senior floating rate notes due March 2016 (together with the new senior fixed rate notes, the “Senior Notes”), bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the new Senior Notes have provided a waiver and release of all claims asserted related to our refinancing in 2011. To facilitate the transactions:

•

We entered into a new second lien secured credit agreement (“Senior Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans, at a discount of 1%, due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the credit agreement dated as of May 8, 2012 (the “2012 Secured Credit Agreement”), (ii) repay in cash $393 million as part of for the Senior Notes Exchange Offers, and (iii) pay consent fees in connection with the Senior Notes Exchange Offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, we further borrowed $15 million under the Second Lien Credit Agreement to redeem the outstanding senior notes held by holders who did not participate in the Senior Notes Exchange Offers. Tranche 1 Loans are subject to a 2% repayment fee, which is accreted as interest expense over the term of the loans. During the nine months ended September 30, 2013, $2 million was accreted into the outstanding loan amount.

•

We completed an exchange offer for our existing Second Priority Secured Notes due December 2016 for an equal principal amount of new term loans under the Second Lien Credit Agreement due December 2016 (the “Tranche 2 Loans”). The Tranche 2 Loans bear interest of 8.375% (cash interest of 4% and payment-in-kind interest of 4.375%).

•

We paid a consent fee to holders of our Senior Subordinated Notes in exchange for a waiver and release of all claims asserted in connection with our refinancing in 2011 and amended certain restrictive covenants under the indentures for the Senior Subordinated Notes.

•

Our direct parent holding company, Travelport Holdings Limited (“Travelport Holdings”), acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the equity of Travelport Worldwide Limited (“Worldwide”) a parent company indirectly owning 100% of our shares and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the equity of Worldwide.

In June 2013, we amended and restated the Senior Secured Credit Agreement (“Sixth Amended and Restated Credit Agreement”) which among other things; (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility issued at a discount of 1.5% with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provides for a new $120 million super priority revolving credit facility with a maturity date of June, 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provides for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013. During the nine months ended September 30, 2013, we repaid $4 million as our first quarterly repayment and $2 million of discount was amortized.

In June 2013, we amended our Second Lien Credit Agreement to amend the definition of (i) Consolidated EBITDA; (ii) total leverage ratio and our maximum senior secured leverage ratio; and (iii) certain other definitions to conform to the amendments in the Sixth Amended and Restated Credit Agreement.

As a result of the above comprehensive refinancings during the nine months ended September 30, 2013, we recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million written-off of unamortized debt finance costs, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Pursuant to the Sixth Amended Secured Credit Agreement, the total revolving credit facility is $120 million all of which remains undrawn as of September 30, 2013.

During the nine months ended September 30, 2013, we borrowed $53 million and repaid $73 million under our revolving credit facility.

As a result of our Sixth Amended and Restated Credit Agreement, the $13 million of synthetic letter of credit facility was terminated. Further, the $133 million of letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms under the new letters of credit facility provide that 103% of cash collateral has to be maintained for the outstanding letters of credit. As of September 30, 2013, $62 million of letters of credit were outstanding under the terms of the new facility against which we had provided $64 million as cash collateral, and we had $75 million of remaining capacity under our letters of credit facility.

Pursuant to our separation agreement with Orbitz Worldwide, we were committed to provide up to $75 million of letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which we completed our comprehensive refinancing, we along with Orbitz Worldwide ceased to be controlled by affiliates of Blackstone. We are no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide. As of September 30, 2013, there were no significant letters of credit issued by us on behalf of Orbitz Worldwide and substantially all of the previously issued letters of credit were cancelled.

During the nine months ended September 30, 2013, $6 million of payment-in-kind interest was capitalized into the Second Priority Secured Notes and Senior Notes. In addition, $10 million of payment-in-kind interest was accrued for the Senior Notes and Tranche 2 Loans and included within other non-current liabilities on the consolidated condensed balance sheet. We repaid $14 million under our capital lease obligations, terminated $1 million of capital leases and entered into $10 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $6 million increase in the principal amount of euro denominated debt during the nine months ended September 30, 2013.

Travelport LLC, our indirect 100% owned subsidiary, is the borrower (the “Borrower”) under our long-term debt arrangements. All obligations under our long-term debt arrangements are unconditionally guaranteed by

Travelport Limited, as parent guarantor, Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l., as intermediate parent guarantors, and, subject to certain exceptions, each of our existing and future domestic 100% owned subsidiaries. In addition, our secured debt is unconditionally guaranteed by certain existing non-domestic 100% owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Borrower and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Borrower, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our 100% owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Borrower and each U.S. guarantor subject to additional collateral and guarantee obligations.

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

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the nine months ended September 30, 2013 and 2012 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate caps and foreign currency derivative contacts as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

None of derivative financial instruments used to manage our foreign currency exposures were designated as accounting hedges. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Losses on these foreign currency derivative financial instruments amounted to $4 million and $8 million for each of the nine months ended September 30, 2013 and 2012, respectively.

In August 2013, the interest rate swap derivative contracts expired and we entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts is to hedge the risk of increase in interest costs on our floating rate debt due to an increase in USLIBOR rates. We have designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of $2 million during the quarter ended September 30, 2013, as a component of other comprehensive income (loss) with the ineffective portion recognized in earnings in the consolidated condensed financial statements. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $3 million for each of the nine months ended September 30, 2013 and 2012, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

As of September 30, 2013, our interest rate cap contracts cover transactions for periods that do not exceed four years. All other contracts cover transactions for periods that do not exceed one year. As of September 30, 2013, we had a net asset position of $15 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

During the three and nine months ended September 30, 2013, we refinanced a substantial portion of our debt, and, as a result, all of our debt is scheduled to mature on or after January 2016. The following table summarizes our future contractual obligations related to debt as of September 30, 2013:

	Twelve Month Period Ending September 30,
(in $ millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt (1)	38	37	1,728	259	21	1,460	3,543
Interest payments (2)	287	289	321	101	99	74	1,171
Operating lease (3)	13	10	8	6	5	20	62
Purchase commitments (4)	46	40	39	7	—	—	132

Total	384	376	2,096	373	125	1,554	4,908

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates. The debt maturity excludes (i) $83 million of payment-in-kind interest and repayment fee that will be accrued over the term of the Tranche 2 Loans and Senior Notes and (ii) $28 million of debt discount on term loans under Sixth Amended and Restated Credit Agreement and Second Lien Credit Agreement.

(2)	Interest on floating rate and/or euro denominated debt is based on the interest rate and/or foreign exchange rates as at September 30, 2013. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments. As of September 30, 2013, we have $96 million of accrued interest on our consolidated condensed balance sheet of which $86 million will be paid within the next twelve months. The interest payments include $83 million of payment-in-kind interest and repayment fee that will be accrued over the term of the Tranche 2 Loans and Senior Notes.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows, based on a hypothetical 10% change (increase or decrease) in interest rates, and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged against the US dollar. We used September 30, 2013 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. Increases in US LIBOR interest rates above 1.5% on our variable rate borrowings are expected to be fully offset by corresponding gains related to interest rate cap derivatives. Gains or losses on the underlying foreign exchange exposures are expected to be partially offset by gains or losses related to foreign currency derivative contracts. We have determined, through sensitivity analyses, that the impact of a 10% change in interest rates on our consolidated condensed financial statements would not be material. However, a 10% increase (decrease) in the foreign currency exchange rate with respect to the British pound, Euro and Australian dollar would have resulted in a gain (loss) of $5 million to our consolidated condensed statements of operations for the three and nine months ended September 30, 2013. The material changes in our exposure to market risks have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 12, 2013.

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

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act, for the period ended September 30, 2013. Based on the evaluation performed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

There are no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, filed with the SEC on March 12, 2013, May 9, 2013 and August 8, 2013, respectively.

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

The gross revenue and net profit attributable to these activities in the quarter ended September  30, 2013 were approximately $164,000 and $122,000, respectively.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: November 7, 2013	By:	/s/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: November 7, 2013	By:	/s/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc.

10.2*	Nineteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution System B.V.*

10.3*	Twentieth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution System B.V.*

10.4*	Twenty-First Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution System B.V.*

10.5*	Amendment to the API Addendum to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution System B.V.*

10.6*	Activity Addendum to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution System B.V.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.