Form 10-K
period 2013-12-31
Travelport LTD
filed 2014-03-10
CIK 1386355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of March 10, 2014, 12,000 shares of the Registrant’s common stock, par value $1.00 per share, were outstanding, all of which were held by Travelport Holdings Limited.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “potential”, “should”, “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Annual Report on Form 10-K to “we”, “our”, “us” or “Travelport” means Travelport Limited, a Bermuda company, and its subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of continuing operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, general economic conditions, natural disasters and other disruptions;

•	the impact our outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise lines and other travel providers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams;

•	the impact on provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as our controlling interest in eNett;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies, particularly in the U.S. dollar, and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

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

PART I

ITEM 1. BUSINESS

Overview

With its business origins in 1971, Travelport is a leading distribution services and e-commerce provider for the global travel industry. Headquartered in Atlanta, Georgia, USA, and operating in more than 170 countries with over 3,500 employees, Travelport is one of the most geographically diversified companies of its kind.

Travelport empowers travel providers and agents to search and sell the broadest range of travel content (covering air, land and water) to the widest audience in whichever format they wish to access and transact it.

During 2013, Travelport issued 169 million air tickets (approximately 5 per second) and completed 59 million hotel room night bookings (approximately 2 per second).

Travelport operates a travel technology business, powered by global distribution systems (“GDS”) with three industry reknowned brands: Galileo, Apollo and Worldspan. Our GDSs provide aggregation, search and transaction processing services to over 800 travel providers and approximately 67,000 online and offline travel agencies locations, allowing the former to market and sell their broadening set of products and offerings to travelers around the world and the latter to search, compare, process and book itinerary for millions of end consumers.

Travelport provides efficient distribution and valuable services to the travel ecosystem, to travel providers and travel agencies. In 2013, our total transaction processing revenue was approximately $1.9 billion, up 5% compared to 2012.

We also have joint venture ownership of eNett, a global provider of dedicated payment solutions for the travel industry. eNett provides a secure and cost effective automated payment solution between travel providers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Company History

Since the early 1970s, Travelport GDSs have been providing airlines an electronic platform to expand their reach and market and sell their travel services around the world.

Travelport Limited, a Bermuda company, was formed on July 13, 2006 to acquire the travel distribution services businesses of Cendant Corporation, which included Galileo, Orbitz and Gullivers Travel Associates (“GTA”). We also provided hosting for United Airlines. On August 23, 2006, the acquisition was completed, and we were acquired by affiliates of The Blackstone Group (“Blackstone”), affiliates of Technology Crossover Ventures (“TCV”) and certain existing and former members of our management. One Equity Partners (“OEP”) acquired an economic interest in us in December 2006.

In 2007, we expanded and diversified our geographic and commercial footprint by acquiring the Worldspan GDS business, which included the hosting for Delta Air Lines.

In recent years, Travelport has been reinventing its business and increasing its value to the travel ecosystem of buyers and sellers. Building on its rich travel technology heritage, its global footprint and multiple worldwide industry relationships, Travelport has continued to drive innovation in the electronic distribution of airline products and services and expand into the growing world of travel services beyond air, including hotel, car, rail, cruise and tour and destination services such as transfers, tours, restuarants and attractions.

In 2007, Travelport completed the initial public offering of common stock of Orbitz Worldwide, Inc. (“Orbitz Worldwide”) on the New York Stock Exchange. Our ownership in Orbitz Worldwide currently is approximately 45% of Orbitz Worldwide’s outstanding common stock. In 2011, we completed the sale of our GTA business to Kuoni Travel Holdings Ltd.

Between 2011 and 2013, we completed several restructurings related to our debt obligations. As a results of these restructurings, we further reduced our outstanding debt and converted certain lenders to shareholders (the “New Shareholders”). As of December 31, 2013, the New Shareholders own approximately 71% of Travelport Worldwide Limited, our indirect parent.

We continually explore, prepare for and evaluate possible transactions, including acquisitions, divestitures, joint ventures and other arrangements, to ensure we have the most efficient and effective capital structure and/or to maximize the value of the enterprise. No assurance can be given with respect to the timing, likelihood or effect of any possible transactions.

Company Information

Our principal executive office is located at 300 Galleria Parkway, Atlanta, Georgia 30339 (telephone number: (770) 563-7400). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to such reports) and other information can be accessed on our website at www.travelport.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. A copy of our Code of Business Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, can also be accessed on our website. We will provide, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and Code of Business Conduct and Ethics upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

Our Business

Air Distribution Business

Airlines distribute their products through two channels — direct and indirect (where Travelport provides its innovative solutions):

•	the direct channel consists of travel providers distributing their products to end consumers via their own websites, call centers or ticket offices; and

•

in the indirect channel, travel providers distribute their products to end consumers via travel agencies or other intermediaries, including online travel agents (“OTAs”), offline travel agents and corporate booking tools.

Travelport’s airline distribution business operates on a transaction-based revenue model linked to the number of air booking transactions processed through Travelport’s systems and correlated to airline passenger volumes.

Travelport’s airline distribution business obtains airline inventory, including pricing, availability, reservations, ticketing and payment, from travel providers and provides electronic access to both online and traditional travel agencies. Travel agencies are given the ability to shop and book across hundreds of providers in real time, handle payment processing and other fulfillment services, perform customer service functions, such as changes, cancellations and re-issues, and enable efficient management of their mid- and back-office activities. We earn transaction processing revenue by charging a fee to travel providers for each segment booked, cancelled or changed. In connection with these bookings, we generally pay commissions or provide other financial incentives or loyalty payments to travel agencies to encourage greater use of our distribution systems and services.

Air passenger volumes are driven primarily by economic growth and are correlated to the economic cycle. Air passenger volumes typically outperform GDP growth, except in periods of economic shock. According to International Airline Clearing House (“IATA”), between 2004 and 2007, air passenger volumes grew at approximately twice the rate of global GDP. During the global economic recession in 2008 and 2009, air travel volumes declined, with air passenger volumes down 0.2% in 2008 and 0.3% in 2009. However, since 2010, the global travel industry and air passenger volume have recovered and returned to their historical growth trends.

In air distribution, Travelport is positioned in the high value, more complex and stable segment serviced by the GDS. The GDS focused segment is characterized by end travelers seeking informed choice, and include corporate travelers serviced through corporate booking tools and corporate and leisure travelers seeking complex travel itineraries, including long haul travel, high end travel, complicated multi-segment/multi-content itineraries, and specialized travel (e.g. student and adventure travel) that are serviced by OTAs and full service offline travel agencies.

Travelport estimates that the GDS-focused air segment contributes a greater portion of value (as measured by ticket revenues) than volume (as measured by segments) to its airline travel providers. Travelport will continue to be well positioned to support airlines in delivering their key revenue growth initiatives, including:

•	The distribution of ancillary products such as seat assignments and baggage fees

•	Improved marketing and branding capabilities for their products

•	Greater and more efficient access to corporate travelers

•	Greater and more efficient access to travelers outside their home markets, including emerging markets

Travelport is enabling airlines to capitalize on the growing importance and value of ancillary products with the development of its proprietary Travelport Merchandising Platform. Third-party industry research indicates ancillary travel revenue grew from $9 billion in 2008 to $27 billion in 2012, despite a challenging macroeconomic environment.

Airline ancillary revenues are projected to continue to grow at a compound annual growth rate (“CAGR”) of 15% from 2012 to 2015 to $46 billion. In a recent industry survey of airlines, 78% recognized the indirect channel as the key distribution source for driving higher margin ancillaries such as seat assignment, Wi-Fi access, meal vouchers, priority boarding and baggage fees.

Travelport accounted for approximately 26% of the global share of GDS-processed air segments in 2012 and 2013, with a balanced split across regions. In 2013, approximately 169 million tickets were issued through Travelport’s GDS business. In 2013, our travel distribution business handled more than 300 million air segments.

Travelport’s balanced global footprint is aligned to the current distribution of demand for air volumes and is well positioned to capitalize on forecasted growth in emerging regions such as the Middle East and Africa (MEA) and Asia Pacific (APAC). Travelport’s balanced, global footprint provides travel providers an attractive distribution proposition to access demand for their products in regions currently providing high volumes, such as, North America, and those regions forecasted to deliver high rates of growth, including APAC and Middle East. Our geographic distribution of GDS processed air segments is highly correlated with the industry geographic distribution of GDS processed air segments as defined by Marketing Information Data Tapes (“MIDT”). MIDT reports on daily travel agency airline booking activity through global distribution. The table below demonstrates our geographic distribution of GDS processed air segments with that of the GDS industry geographic distribution of GDS processed air segments for the year ended December 31, 2013.

Geographic Distributions of GDS Processed Air Segments

	Travelport	GDS Industry
Americas	44%	42%
Europe	26%	31%
APAC	18%	17%
MEA	12%	10%

Beyond Air — Growth Strategy

Building on its rich travel technology heritage, its global footprint and multiple worldwide industry relationships, Travelport has been on a path to expand into adjacent areas, such as payment, and develop its distribution offering into the ever-expanding world of travel services beyond air, including hotel, car, rail, cruise and tour and destination services, such as transfers.

Hotel Distribution

Hotel distribution represents a significant growth opportunity for Travelport due to several attractive industry characteristics, which include:

•	size and growth rate;

•	low existing penetration rates for GDSs;

•	a highly fragmented supply base; and

•	increasing importance of hotel content to travel agencies.

Global hotel bookings are projected to grow from $466 billion in 2012 to approximately $524 billion in 2014, representing a 6% CAGR. The hotel industry remains highly fragmented with a majority of properties worldwide remaining as independents, rather than part of a chain, which has historically limited use of GDSs as a distribution medium.

Most travel agents use multiple resources to fulfill hotel bookings for travelers due to explicit customer requests or an agent’s desire to explore all available options. Travel agents’ efficiency and sales can suffer during the time it takes to complete bookings. Multiple resources mean different passwords and systems, limited ability to compare offerings and commissions in a single display, and a complex back-office processing and commission tracking.

With the introduction of Travelport Rooms and More, travel agencies can now use Travelport to complete their hotel business in one place, and realize the benefits of increased operating efficiency through integration with the GDS. Travelport Rooms and More is an innovative solution using metasearch technology to offer travel agencies efficient access to the world’s independent accommodations. Through Travelport’s hotel offerings, travel agencies have full freedom to shop and book bed and breakfasts, boutiques, five-star deluxe hotels, budget accommodations and everything in between.

Car, Rail, Other

As part of its distribution offering, Travelport provides leading car rental providers, national and international rail providers, and cruise and tour operators the ability to market and sell their products to approximately 67,000 travel agency locations around the world that subscribe to Travelport’s GDSs. Travelport’s GDSs allow travel agencies to search, compare, process and book itineraries across this ever growing set of travel products and services. In 2013, Travelport GDSs offered 35,000 car rental locations, 55 cruise and tour operators and 12 rail providers.

B2B Travel Payments

Every year, billions of dollars, through millions of payment transactions, are transferred between travel agencies and travel providers. As a result, travel providers and travel agencies alike are forced to divert valuable resources and dollars away from their core operations to manage the associated invoicing, payment, risk management, and reconciliation processes. Travelport firmly believes that travel providers and travel agencies alike will increasingly seek new B2B payments solutions that enable them to focus their resources and dollars on their core operations and reduce operating costs.

eNett, a Travelport majority-owned joint venture, has developed an innovative payment solution, tailored to address these issues and the specific needs of the travel industry utilizing single use credit cards through its partnership with MasterCard. In 2013, eNett revenue grew 132% and we expect further growth opportunities in the B2B payment solutions business.

Advertising

Through its point of sale solutions, Travelport provides solutions for travel providers to advertise and promote their products/services, whether to create product and service awareness, build brand image, promote a marketing campaign, reach a new targeted consumer base or educate travel agents, corporate travel buyers and consumers of travel. Advertising revenue grew 13% during 2013 compared to 2012.

Corporate Travel

Working with corporations and their partner travel management companies worldwide, Travelport offers solutions and services to empower travel procurement processes and manage travel programs efficiently and effectively.

IT Solutions

Travelport has developed a set of high-value IT point solutions and has inherited an airline hosting business through its history and acquisitions, forming an IT business. The business includes IT hosting, application development solutions and IT subscription services to Delta and four other airlines and other technology companies, IT subscription services to 297 airlines and airline ground handlers and data business intelligence services to approximately 150 airlines and airports. Travelport provides unparalleled service and system reliability to its IT customers.

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

We operate the hosting platform for Delta, which accounts for a majority of our hosting revenue. This agreement expires in 2018. We also provide four other airlines around the world with other reservation system products through our hosting solutions. Prior to March 2012 we hosted the reservation system for United Airlines. The integration of the United-Continental systems was completed in early March 2012, and we no longer service United Airlines’ reservation system. The impact of the loss of the master services agreement (“MSA”) with United Airlines resulted in a decline of approximately $27 million of net revenue, $21 million of EBITDA and $23 million of Adjusted EBITDA for the year ended December 31, 2013 compared to 2012.

•

IT subscription services.    While some airlines elect to have their internal reservation system run by a single IT services provider, others prefer to outsource selected functions to multiple IT services providers. We have developed an array of leading-edge IT subscription services for mission-critical applications in fares, pricing, e-ticketing and electronic miscellaneous documents (EMD). We provide these services to 297 airlines and airline ground handlers, of which 55 are direct customers and 242 are indirect customers that receive our services through an intermediary.

•

GDS hosting and IT services. In 2013, Travelport implemented its partnership with Axess, a system owned by Japan Airlines, to deploy a new GDS in Japan. We provide hosting and IT services to Axess under a long-term agreement, which will benefit our Air Distribution Business in 2014 and beyond.

•

Business Intelligence.    We provide data to airlines, travel agencies, hotels, car rental companies and other travel industry participants. Our data sets are critical to these businesses in the management of their own operations and the optimization of our industry position and revenue-generating potential.

Travel Providers

Our relationships with travel providers extend to airlines, hotels, car rental companies, rail networks, cruise and tour operators and destination service providers. Travel providers, airlines and other travel providers are offered varying levels of services and functionality at which they can participate in our GDS. These levels of functionality generally depend upon the travel provider’s preference as well as the type of communications and real-time access allowed with respect to the particular travel provider’s host reservations systems.

We connect travel providers with travel agencies across over 170 countries to distribute supplier inventory that is aggregated from over 400 airlines, approximately 320 hotel chains covering more than 95,000 hotel properties, approximately 30 car rental companies covering more than 35,000 car rental locations and 12 major rail networks worldwide, as well as approximately 55 cruise and tour operators.

The table below lists alphabetically Travelport’s largest airline providers in the Americas, Europe, MEA and APAC for the year ended December 31, 2013, based on revenue:

Americas	Europe	MEA	APAC
American Airlines	Alitalia Airlines	Emirates Airlines	Malaysian Airlines
Air Canada	British Airways/Iberia	Qatar Airways	Qantas Airways
Delta Air Lines	Lufthansa Airlines	Saudi Arabian Airlines	Singapore Airlines
United Airlines	TAP Air Portugal	South African Airways	Thai Airways
US Airways	Turkish Airlines	Turkish Airlines	Virgin Australia Airlines

Our standard distribution agreements with air, hotel and car rental providers are open-ended or roll over unless specifically terminated. The majority of our agreements remain in effect each year, with exceptions usually linked to airline mergers or insolvencies. Our contracts with a majority of our top fifteen airline providers, as measured by revenue for the year ended December 31, 2013, are in place until 2014 and beyond, unless earlier terminated pursuant to the specific terms of each contract. Our top fifteen travel providers (by revenue), all of which are airlines, have been customers on average for more than ten years and, for the year ended December 31, 2013, represented approximately 36% of transaction processing revenue. We have a high renewal rate with our travel providers.

We have entered into a number of specific-term agreements with airlines in the larger and more mature geographic areas, including North America and Western Europe, as well as APAC, to secure full-content. Full-content agreements allow our travel agency customers to have access to the full range of our airline providers’ public content, including the ability to book the last available seat, as well as other functionality. The typical duration of these agreements ranges from two to five years. We have secured full-content agreements with approximately 90 airlines (including low cost carriers (“LCCs”)) worldwide, including all the major airlines in North America, as well as European and Asian airlines such as British Airways, Air France, KLM, Lufthansa, Swiss, Alitalia and Qantas. Booking fees attributable to such full-content agreements comprised 51% of our transaction processing revenue in the year ended December 31, 2013. Certain full content agreements expire, or may be terminated, during 2014. For example, though we have participation agreements with these airline providers in which they participate in our GDSs, full-content agreements with airlines representing approximately 11% of our transaction processing revenue for the year ended December 31, 2013 are up for renewal or are potentially terminable by such carriers in 2014. See Part IA — “Risk Factors”.

We have approximately 85 LCCs participating in our GDS, with our top 10 LCCs by volume, accounting for approximately 3% of our transaction processing revenue in the year ended December 31, 2013. Frontier Airlines, Spirit Airlines and WestJet Airlines generated the largest booking fees attributable to LCCs during the period. Our booking fees from LCCs increased by 8% for the year ended December 31, 2013, in contrast to a 3% increase in booking fees attributable to traditional carriers compared to the prior year. We believe that our geographic breadth makes us a compelling source of value for most major LCCs, and we believe that we are well positioned to capture growth from the LCCs due to our global footprint in the business travel arena in some of the prime areas where LCCs are strongest such as the United States, the United Kingdom and Australia.

We have relationships with approximately 320 hotel chains, representing more than 95,000 hotel properties, which provide us with live availability and instant confirmation for bookings, in addition to approximately 20 hotel aggregators resulting in approximately 525,000 unique hotel properties bookable through Travelport Rooms and More. Our top hotel providers for the year ended December 31, 2013 were Hilton, Intercontinental Hotels Group and Marriot Hotels, which together accounted for approximately 42% of our hotel revenue in this period.

We have a relationship with approximately 30 car rental companies, representing over 35,000 car rental locations, providing seamless availability and instant confirmation for virtually all customers. Our top five car rental company providers by brand for the year ended December 31, 2013 were Avis, Dollar, Enterprise, Hertz and National, which together accounted for approximately 66% of our car rental revenue in this period. We provide electronic ticketing solutions to 12 major international and national rail networks, including Société Nationale des Chemins de Fer France (SNCF) (France), Amtrak (United States), Eurostar Group (United Kingdom/France) and AccessRail (United States), which accounted for all of our rail revenue for the year ended December 31, 2013.

Travel Agencies

Approximately 67,000 online and offline travel agency locations worldwide use us for travel information, booking and ticketing capabilities, travel purchases and management tools for travel information and travel agency operations. Access to our GDS enables travel agencies to electronically search travel-related data such as schedules, availability, services and prices offered by travel providers and to book travel for end customers.

Our travel distribution systems also facilitate travel agencies’ internal business processes such as quality control, operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offerings, including a wide array of mid- and back-office service providers. We also provide technical support, training and other assistance to travel agencies, including numerous customized access options, productivity tools, automation, training and customer support focusing on process automation, back-office efficiency, aggregation of content at the desktop and online booking solutions.

Our relationships with travel agencies typically are non-exclusive, with the majority of GDS-processed air segments booked through agencies which are dual automated, meaning they subscribe to and have the ability to use more than one GDS. In order to encourage greater use of our GDS, thereby increasing the number of travel bookings using our GDS and to improve travel agencies’ loyalty towards our business, we pay commissions or loyalty payments or provide other financial incentives to them. Travel agencies or other GDS customers in some cases pay a fee for access to our GDS or to access specific services or travel content.

Our travel agency customers comprise online, offline, corporate and leisure travel agencies. Our top ten travel agency customers, as measured by booking fees, have, on average, been customers for over 10 years, and booking fees attributable to their activities in the year ended December 31, 2013 represented approximately 30% of our transaction processing revenue. Our largest online travel agency customers, by booking fees, in 2013 were Orbitz Worldwide (which includes orbitz.com and cheaptickets.com in the United States and ebookers.com in Europe), Priceline and Expedia. In the year ended December 31, 2013, regional travel agencies (such as TrailFinders) accounted for approximately 72% of booking fees, online travel agents were the next largest category, representing approximately 17% of booking fees, and global accounts (such as American Express) accounted for the remaining amount. Our largest corporate travel agency customers in 2013 were American Express, BCD Holdings, Carlson Wagonlit Travel, Flight Centre Limited and Hogg Robinson Group. Our largest leisure travel agency customers in 2013 include AAA Travel, Carlson Leisure Group, Kuoni and GTT Global/USA Gateway.

Sales and Marketing

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

We typically pay an NDC a fee based on the booking fees generated pursuant to the relationship that the NDC establishes with a travel agent, with the NDC retaining travel agent fees billed for these bookings. We regularly review our network of NDCs and periodically revise these relationships. In less developed regions, where airlines continue to exert strong influence over travel agencies, NDCs remain a viable and cost effective alternative to direct distribution. Although SMO margins are typically higher than NDC margins, an NDC structure is generally preferred in countries where we have the ability to rely upon a strong airline relationship or an NDC’s expertise in a local region or country. We also contract with new NDCs in countries and regions where doing so would be more cost effective than establishing an SMO.

Travel Distribution Competitive Landscape.    The marketplace for travel distribution is large, multi-faceted and highly competitive. We compete with a number of travel distributors, including other traditional GDSs, such as Amadeus IT Group SA (“Amadeus”) and Sabre Holdings Corporation (“Sabre”), several regional GDS competitors, such as Abacus, application programming interface-based (“API”) direct connections between travel providers and travel agencies, and also providers’ own websites and other forms of direct booking, such as metasearch engines and other third parties. The largest regional GDSs are based in Asia and include Abacus International Pte Ltd., which is primarily owned by a group of Asian airlines and Sabre.

We routinely face new competitors and new methods of travel distribution. Providers and third parties seek to promote distribution systems that book directly with travel providers. Airlines and other travel providers are selectively looking to build API-based direct connectivity with travel agencies. In addition, established and start-up search engine companies, as well as metasearch companies, have entered the travel marketplace to offer end customers new ways to shop for and book travel by, for example, aggregating travel search results across travel providers, travel agencies and other websites. Furthermore, there is an emerging trend toward mobile applications that link directly with travel providers.

Many of the products and services offered by the other traditional GDSs are similar to ours. We believe that competition in the GDS industry is based on the following criteria:

•	the timeliness, reliability and scope of travel inventory and related information offered;

•	service, reliability and ease of use of the system;

•	the number and size of travel agencies utilizing our GDS and the fees charged and incentives and loyalty payments made to travel agencies;

•	travel provider participation levels, inventory and the transaction fees charged to travel providers; and

•	the range of products and services available to travel providers and travel agencies.

For the year ended December 31, 2013, we accounted for 26% of global GDS-processed air segments. We believe we have processes and strategies in place to support gains in share in the future, including our partnership with Axess, a leading domestic GDS in Japan.

IT Solutions Competitive Landscape.    The Airline IT Solutions sector of the travel industry is highly fragmented by service offering, including hosting solutions, such as internal reservation system services, as well as flight operations technology services and software development services. For example, our competitors with respect to airline IT services include Amadeus, HP Enterprise Services, Navitaire LLC, Sabre, SITA and Google, as well as airlines that provide the services and support for their own internal reservation system services and also host external airlines. The business intelligence services sector is highly competitive, with our ability to market our products dependent on our perceived competitive position and the value of the information obtained through our GDS business. Our primary competitors in this sector are IATA, through its PaxIS product, as well as Amadeus and Sabre.

Technology.    We support our GDS transaction processing and IT solutions businesses from a single data center location in Atlanta, Georgia. Our data center offers a state-of-the-art facility that has completed comprehensive technology upgrades to current IBM processing and storage platforms. The combined facility features an industry-leading technology platform in terms of functionality, performance, reliability and security. The existing systems are certified compliant with the Payment Card Industry Data Security Standard, offering a secure environment for operations and have historically operated at a 99.99% core systems uptime. The data center handles maximum peak message rates of more than 45,000 messages per second processes more than 74 billion transactions each month, averaging 28,000 messages per second, and on peak message days, up to 3 billion travel-related messages.

In the state-of-the-art data center environment, our customers benefit from access to one of the industry’s most powerful, reliable and responsive travel distribution and hosting platforms. Continued modernization of our technical environment is an integral part of our aim to support growth by efficiently delivering distribution systems to our customers. In November 2012, we announced a multi-year agreement with IBM under which IBM has delivered significant upgrades to our existing systems architecture and software infrastructure of our technology platform.

Material Agreements

On March 11, 2013, we entered into our Second Lien Credit Agreement by and among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.a.r.l., the lenders from time to time party thereto, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent. A summary description of our Second Lien Credit Agreement is included in our Current Report on Form 8-K filed with the SEC on April 17, 2013. On June 26, 2013, we amended our Second Lien Credit Agreement. A summary of this amendment is included in our Current Report on Form 8-K filed with the SEC on June 27, 2013.

On April 15, 2013, we entered into an indenture relating to our 13.875% senior fixed rate notes due 2016 and senior floating rate notes due 2016. A summary description of the indenture is included in our Current Report on Form 8-K filed with the SEC on April 17, 2013.

On April 15, 2013, we entered into an indenture relating to our 11 7/8% senior subordinated notes due 2016. A summary description of the indenture is included in our Current Report on Form 8-K filed with the SEC on April 17, 2013.

On April 15, 2013, we amended and restated our shareholders’ agreement, among us, Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P. and the other shareholders party thereto. A summary description of the amended and restated shareholders’ agreement is included in this Annual Report on Form 10-K.

On February 15, 2013 and May 1, 2013, we entered into letter agreements with Jeff Clarke, the former Chairman of our Board of Directors and former director.

Effective May 1, 2013, we entered into a letter agreement with Douglas M. Steenland, the Chairman of our Board of Directors.

On June 26, 2013, we amended and restated our Senior Secured Credit Agreement pursuant to the Sixth Amended and Restated Credit Agreement. A summary description of the Sixth Amended and Restated Credit Agreement is included in our Current Report on Form 8-K filed with the SEC on June 27, 2013.

During 2013, we entered into various amendments to the Subscriber Services Agreement with Orbitz Worldwide, Inc., dated as of July 23, 2007.

Financial Data of Segments and Geographic Areas

We have one reportable segment. Segment data for our geographic areas is reported in Note 17 — Segment Information to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Employees

As of December 31, 2013, we had over 3,500 employees worldwide. None of our employees in the United States are subject to collective bargaining agreements governing employment with us. In certain of the European countries in which we operate, we are subject to, and comply with, local law requirements in relation to the establishment of work councils. In addition, due to our presence across Europe and pursuant to a European Union (“E.U.”) Directive, we have a Travelport European Works Council (“EWC”) in which we address E.U. and enterprise-wide issues. We believe that our employee relations are good.

Government Regulations

In the countries in which we operate, we are subject to or affected by international, federal, state and local laws, regulations and policies, which are constantly subject to change. In addition, certain government trade sanctions affect our ability to operate in Cuba, Iran, Sudan and Syria. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

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

Although all GDS regulations in the United States (which only covered airline distribution) expired as of July 2004, the U.S. Department of Transportation (“DOT”) has retained the authority to intervene as it considers necessary. To date, the DOT has not intervened in relation to our GDS activities in the United States, but has provided guidance regarding, among other things, any biasing of air carrier GDS displays. The DOT is currently considering enacting rules that would require airlines choosing to distribute via a GDS to provide the GDS with any core ancillary fares, such as seats and bags. No rule has yet been proposed.

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

The gross revenue and net profit attributable to these activities in 2013 were approximately $592,000 and $435,000, respectively.

ITEM 1A. RISK	FACTORS

You should carefully consider the risks described below and other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting us in each of these categories of risk. Additional risks and uncertainties not presently known to us may also adversely affect our business. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, particularly air travel volume, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

•	global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;

•	epidemics or pandemics, such as H1N1 “swine” flu, avian flu and Severe Acute Respiratory Syndrome (“SARS”);

•	natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis, such as the November 2013 typhoon in the Philippines;

•

general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

•

the financial condition of travel providers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or mergers, on the cost and availability of air travel and hotel rooms;

•

changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations, including the carbon emissions reduction targets for flights to and from the European Union area in 2013;

•	fuel price escalation;

•	work stoppages or labor unrest at any of the major airlines or other travel providers or at airports;

•	increased security, particularly airport security that could reduce the convenience of air travel;

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

Economic conditions in the global travel industry could impact our business and results of operations.

As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including the European debt crisis, a slowdown in growth of the Chinese economy, a prolonged slow economic recovery in Japan and a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the past financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. A continuation of adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, particularly the expected rise in the price of crude oil, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

We have significant operations in Europe which may be adversely impacted by the economic conditions in the eurozone.

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

It is possible that certain eurozone countries could leave the euro currency in the future. The resulting macroeconomic impact of this remains unknown. For the year ended December 31, 2013, we recorded segments and revenue of 21 million and $148 million, respectively, within the southern eurozone countries, which are comprised of Greece, Italy, Spain and Portugal. This represents approximately 7% of our net revenue for the year ended December 31, 2013.

In addition, we have assets included in our consolidated balance sheets as of December 31, 2013 totaling $56 million for these countries, including amounts due from the Greek and Italian governments, in the form of value added tax refunds of approximately $24 million. This represents less than 2% of our total asset value as of December 31, 2013.

Almost all of our accounts receivable balances resulting from our transaction processing revenue from these countries are settled in US dollars through the IATA and are usually received within four weeks after invoicing.

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

Our GDS has two different primary categories of customers, namely travel providers, which provide travel content to our GDS, and travel agencies, which shop for and book that content on behalf of end customers. The inter-dependence of effectively serving these customer groups, and the resulting network effects, may impact our ability to attract customers. If we are unable to attract a sufficient number of travel providers to provide comprehensive travel content, our ability to service travel agencies will be adversely impacted. Conversely, if we are unable to attract or retain a sufficient number of travel agencies, our ability to maintain our large base of travel providers and attract new travel providers will be impaired.

In addition to supplying sufficient content, the ability of our GDS to attract travel agencies is dependent on the development of new products to enhance our GDS platform and on the provision of adequate commissions to travel agencies. Competition to attract travel agencies is particularly intense as travel agencies, particularly larger ones, are dual automated (meaning they subscribe to more than one GDS at any given time). We also have had to, and expect that it will continue in certain circumstances to be necessary to, increase commissions to travel agencies in connection with renewals of their contracts, which may in the future reduce margins. If travel agencies are dissatisfied with our GDS platforms or we do not pay adequate commissions or provide other incentives to travel agencies to remain competitive, our GDS may lose a number of travel agency customers.

Our GDS competes against other traditional GDSs operated by Amadeus, Sabre, regional participants such as Abacus, as well as against alternative distribution technologies. Our GDS also competes against direct distribution of travel content by travel providers, such as airlines, hotels and car rental companies, many of which distribute all or part of their inventory directly through their own travel distribution websites (known as “supplier.com websites”). In addition, our GDS competes against travel providers that supply content directly to travel agencies as well as new companies in the GDS industry that are developing distribution systems without the large technology investment and network costs of a traditional GDS. The revolutionary emergence of mobile applications that link directly to providers may create a vigorous source of new competition that bypasses the GDS industry.

For the year ended December 31, 2013, we accounted for 26% of global GDS-processed air segments. Our share of the GDS industry has been impacted by (i) our acquisition of Worldspan in 2007, (ii) growth in the online travel agent channel compared to traditional travel agencies, particularly in Europe, where our products and services for OTAs during the period were less competitive, and (iii) our strategic decision to transition from an NDC operating model in certain Middle Eastern countries to using SMOs, resulting in improved margins but reduced segment volumes. Although we have taken steps to address these developments, our GDS could continue to lose share or may fail to increase our share of GDS bookings.

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

Our industry is subject to constant and rapid technological change and product obsolescence as customers and competitors create new and innovative products and technologies. Products or technologies developed by our competitors may render our products or technologies obsolete or noncompetitive. We must develop innovative products and services and enhance our existing products and services to meet rapidly evolving demands to attract travel agencies. The development process to design leading, sustainable and desirable products to generate new revenue streams and profits requires us to accurately anticipate technological changes and business trends. Developing and enhancing these products is uncertain and can be time-consuming, costly and complex. If we do not continue to develop innovative products that are in demand by our customers, we may be unable to maintain existing customers or attract new customers. Customer and business requirements can change during the development process. There is a risk that these developments and enhancements will be late, fail to meet customer or business specifications, not be competitive with products or services from our competitors that offer comparable or superior performance and functionality or fail to generate new revenue streams and profits. Our business will suffer if we fail to develop and introduce new innovative products and services or product and service enhancements on a timely and cost-effective basis.

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

We have entered into full content agreements with most major carriers in the Americas and Europe, and a growing number of carriers in the Middle East and Africa, which provides us with access to the full scope of public fares and inventory which the carriers generally make available through direct channels, such as their own supplier.com websites, with a contract duration usually ranging from three to seven years. In addition, we have entered into agreements with most major carriers in the Asia Pacific region which provide us with access to varying levels of their content. We may not be able to renew these agreements on a commercially reasonable basis or at all. If we are unable to renew these agreements, we may be disadvantaged compared to our competitors, and our financial results could be adversely impacted. The full content agreements have required us to make significant price concessions to the participating airlines. If we are required to make additional concessions to renew or extend the agreements, it could result in an increase in our expenses and have a material adverse effect on our business, financial condition or results of operations. Moreover, as existing full-content agreements come up for renewal, there is no guarantee that the participating airlines will continue to provide their content to us to the same extent or on the same terms as they do now. For example, our full content agreements with airlines representing approximately 11% of transaction processing revenue for the year ended December 31, 2013 are up for renewal or are potentially terminable by such carriers in 2014. In addition, certain full-content agreements may be terminated earlier pursuant to the specific terms of each agreement. A substantial reduction in the amount of content received from the participating airlines or changes in pricing options could also negatively affect our competitive positioning, revenue and financial condition. Although we continue to have participation agreements with these airline providers, in which they have agreed to participate in our GDSs, a material adverse impact on our business may occur if these agreements are terminated and we are unable to reach agreement with such carriers regarding new full content agreements.

In addition, GDSs have implemented, in some countries, an alternative business and financial model, generally referred to as the “opt-in” model, for travel agencies. Under the “opt-in” model, travel agencies are offered the opportunity to pay a fee to the GDS or to agree to a reduction in the financial incentives to be paid to them by the GDS in order to be assured of having access to full content from participating airlines or to avoid an airline-imposed surcharge on GDS-based bookings. There is pressure on GDSs to provide highly competitive terms for such “opt-in” models as many travel agencies are dual automated, subscribing to more than one GDS at any given time. The “opt-in” model has been introduced in a number of situations in parallel with full-content agreements between us and certain airlines to recoup certain fees from travel agencies and to offset some of the discounts provided to airlines in return for guaranteed access to full content. The rate of adoption by travel agencies, where “opt-in” has been implemented, has been very high. If airlines require further discounts in connection with guaranteeing access to full content and in response thereto the “opt-in” model becomes widely adopted, we could receive lower fees from the airlines. These lower fees are likely to be only partially offset by new fees paid by travel agencies and/or reduced incentives or loyalty payments to travel agencies, which would adversely affect our results of operations. In addition, if travel agencies choose not to opt in, such travel agencies would not receive access to full content without making further payment, which could have an adverse effect on the number of segments booked through our GDS.

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

We depend on our relationships with travel providers, and adverse changes in these relationships or our inability to enter into new relationships could negatively affect our access to travel offerings and reduce our revenue.

We rely significantly on our relationships with airlines, hotels and other travel providers to enable us to offer our travel agency customers comprehensive access to travel services and products. Adverse changes in any of our relationships with travel providers or the inability to enter into new relationships with travel providers could reduce the amount of inventory that we are able to offer through our GDS, and could negatively impact the availability and competitiveness of travel products we offer. Our arrangements with travel providers may not remain in effect on current or similar terms, and the net impact of future pricing options may adversely impact revenue. Our top fifteen air travel providers by revenue, combined, accounted for approximately 36% of our revenue from GDS transaction processing for the year ended December 31, 2013.

Travel providers are increasingly focused on driving online demand to their own supplier.com websites and may cease to supply us with the same level of access to travel inventory in the future. In addition, some LCCs historically have not distributed content through us or other third-party intermediaries. If the airline industry continues to shift from a full-service carrier model to a low-cost one, this trend may result in more carriers moving ticket distribution systems in-house and a decrease in the demand for our products.

We are in continuous dialogue with our major hotel provider about the nature and extent of their participation in our GDS. If hotel occupancy rates improve to the point that our hotel providers no longer place the same value on our GDS, such providers may reduce the amount of inventory they make available through our GDS or the amount we are able to earn in connection with hotel transactions. A significant reduction on the part of any of our major providers of their participation in our GDS for a sustained period of time or a provider’s complete withdrawal could have a material adverse effect on our business, financial condition or results of operations.

Our business is exposed to customer credit risk, against which we may not be able to protect ourselves fully.

Our business is subject to the risks of non-payment and non-performance by travel providers and travel agencies which may fail to make payments according to the terms of their agreements with us. For example, a small number of airlines that do not settle payment through IATA’s billing and settlement provider have, from time to time, not made timely payments for bookings made through our GDS. We manage our exposure to credit risk through credit analysis and monitoring procedures, and sometimes use credit agreements, prepayments, security deposits and bank guarantees. However, these procedures and policies cannot fully eliminate customer credit risk, and to the extent our policies and procedures prove to be inadequate, our business, financial condition or results of operations may be adversely affected.

In addition, we are exposed to risk and potential liability from travel agent fraudulent booking activity based on allegations of not initiating suitable fraud protection measures or resulting from travel agencies’ use of our GDS for fraudulent purposes. We contractually disclaim all liability for any such loss, but periodically incur claims from airlines who allege that we should have more responsibility for any third party fraud.

Some of our customers, NDCs counterparties and providers may be highly leveraged, not well capitalized and subject to their own operating, legal and regulatory risks and, even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with such parties. A lack of liquidity in the capital markets or the continued weak performance in the economy may cause our customers to increase the time they take to pay or to default on their payment obligations, which could negatively affect our results. In addition, continued weakness in the economy could cause some of our customers to become illiquid, delay payments, or could adversely affect collection on their accounts, which could result in a higher level of bad debt expense.

Travel providers are seeking alternative distribution models, including those involving direct access to travelers, which may adversely affect our results of operations.

Travel providers are seeking to decrease their reliance on third-party distributors, including GDS, for distribution of their content. For example, some travel providers have created or expanded efforts to establish commercial relationships with online and traditional travel agencies to book travel with those providers directly, rather than through a GDS. Mobile applications that connect directly to providers are emerging at a rapid pace. Many airlines, hotels, car rental companies and cruise operators have also established or improved their own supplier.com websites, and may offer incentives such as bonus miles or loyalty points, lower or no transaction or processing fees, priority waitlist clearance or e-ticketing for sales through these channels. In addition, metasearch travel websites facilitate access to supplier.com websites by aggregating the content of those websites. Due to the combined impact of direct bookings with the airlines, supplier.com websites and other non-GDS distribution channels, the percentage of air bookings made without the use of a GDS at any stage in the chain between providers and end-customers may continue to increase. In addition, efforts by other major airlines to encourage our travel agents to book directly rather than through our GDS could adversely affect our results of operations.

Furthermore, recent trends towards disintermediation in the global travel industry could adversely affect our GDS business. For example, airlines have made some of their offerings unavailable to unrelated distributors, or made them available only in exchange for lower distribution fees. Some LCCs distribute exclusively through direct channels, bypassing GDS and other third-party distributors completely and, as a whole, have increased their share of bookings in recent years, particularly in short-haul travel. In addition, several travel providers have formed joint ventures or alliances that offer multi-provider travel distribution websites. Finally, some airlines are exploring alternative global distribution methods developed by new entrants to the global distribution marketplace. Such new entrants propose technology that is purported to be efficient, which they claim enables the distribution of airline tickets in a manner that is more cost-effective to the airline provider because no or lower incentive or loyalty payments are paid to travel agencies. If these trends lead to lower participation by airlines and other travel providers in our GDS, then our business, financial condition or results of operations could be materially adversely affected.

In addition, given the diverse and growing number of alternative travel distribution channels, such as supplier.com websites and direct connect channels between travel providers and travel agencies, as well as new technologies, such as mobile applications, that allow travel agencies and consumers to bypass a GDS, increases in travel volumes, particularly air travel, may not translate in the same proportion to increases in volume passing through our GDS, and we may therefore not benefit from a cyclical recovery in the travel industry to a similar extent as other industry participants.

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

We rely on our NDCs and the manner in which they operate their business to develop and promote our global business. Our top ten NDCs generated approximately $209 million (10%) of our revenue for the year ended December 31, 2013. We pay each of our NDCs a commission relative to the number of segments booked by travel agents with which the NDC has a relationship. The NDCs are independent business operators, are not our employees and we do not exercise management control over their day-to-day operations. We provide training and support to the NDCs, but the success of their marketing efforts and the quality of the services they provide is beyond our control. If they do not meet our standards for distribution, our image and reputation may suffer materially, and sales in those regions could decline significantly. In addition, any interruption in these third-party services or deterioration in their performance could have a material adverse effect on our business, financial condition or results of operations.

Consolidation in the travel industry may result in lost bookings and reduced revenue.

Consolidation among travel providers, including airline mergers and alliances, may increase competition from distribution channels related to those travel providers and place more negotiating leverage in the hands of those travel providers to attempt to lower booking fees further and to lower commissions. Recent examples include the merger of United and Continental Airlines, the merger of American Airlines and US Airways, the acquisition of AirTran Airways by Southwest Airlines, the merger of British Airways and Iberia and the potential investment by Etihad Airways in Alitalia. In addition, cooperation has increased within the Oneworld, SkyTeam and Star alliances. Changes in ownership of travel agencies may also cause them to direct less business towards us. If we are unable to compete effectively, competitors could divert travel providers and travel agencies away from our travel distribution channels, which could adversely affect our results of operations. Mergers and acquisitions of airlines may also result in a reduction in total flights and overall passenger capacity and higher fares, which may adversely impact the ability of our business to generate revenue.

Consolidation among travel agencies and competition for travel agency customers may also adversely affect our results of operations, since we compete to attract and retain travel agency customers. Reductions in commissions paid by some travel providers, such as airlines, to travel agencies contribute to travel agencies having a greater dependency on traveler-paid service fees and GDS-paid incentive or loyalty payments and may contribute to travel agencies consolidating. Consolidation of travel agencies increases competition for these travel agency customers and increases the ability of those travel agencies to negotiate higher GDS-paid incentives or loyalty payments. In addition, a decision by airlines to surcharge the channel represented by travel agencies, for example, by surcharging fares booked through travel agencies or passing on charges to travel agencies, could have an adverse impact on our business, particularly in regions in which our GDS is a significant source of bookings for an airline choosing to impose such surcharges. To compete effectively, we may need to increase incentives or loyalty payments, pre-pay incentives or increase spending on marketing or product development.

In addition, any consolidation among the airlines for which we provide IT hosting systems could impact our Airline IT Solutions business depending on the manner of any such consolidation and the hosting system on which the airlines choose to consolidate. For example, as a result of the integration of the United-Continental systems in early March 2012, we no longer service United Airlines’ reservation system. The impact of the loss of the MSA with United Airlines resulted in a decline of $27 million of net revenue, $21 million of EBITDA and $23 million of Adjusted EBITDA for the year ended December 31, 2013 compared to 2012.

Operational Risks

We rely on information technology to operate our business and maintain our competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend upon the use of sophisticated information technologies and systems, including technologies and systems utilized for reservation systems, communications, procurement and administrative systems. As our operations grow in both size and scope, we continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel providers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. Our future success also depends on our ability to adapt to rapidly changing technologies in our industry, particularly the increasing use of internet-based products and services, to change our services and infrastructure so they address evolving industry standards and to improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. We have recently introduced a number of new products and services, such as Travelport Smartpoint, Travelport Universal Desktop and next generation search and shopping functions. If there are technological impediments to introducing or maintaining these or other products and services, or if these products and services do not meet the requirements of our customers, our business, financial condition or results of operations may be adversely affected.

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

We provide IT services to travel providers, primarily airlines, and any adverse changes in these relationships could adversely affect our business.

We provide hosting solutions and IT subscription services to airlines and the technology companies that support them. We host and manage the reservations systems of four airlines worldwide, including Delta, and provide IT subscription services for mission-critical applications in fares, pricing and e-ticketing, directly and indirectly, to 297 airlines and airline ground handlers. Adverse changes in our relationships with our IT and hosting customers or our inability to enter into new relationships with other customers could affect our business, financial condition and results of operations. Our arrangements with our customers may not remain in effect on current or similar terms and this may negatively impact revenue. In addition, if any of our key customers enters bankruptcy, liquidates or does not emerge from bankruptcy, our business, financial condition or results of operations may be adversely affected.

As a result of the integration of the United-Continental systems in early March 2012, we no longer service United’s reservation system. The impact of the loss of the MSA with United Airlines resulted in a decline of $27 million of net revenue, $21 million of EBITDA and $23 million of Adjusted EBITDA for the year ended December 31, 2013 compared to 2012.

We host and manage Delta’s reservations systems and provide Delta with maintenance and production support and application development services under an agreement that expires in 2018. Delta has the ability to terminate this agreement on twelve months’ notice. If Delta elects to transition its hosting or other services that we provide to another provider, our results of operations would be adversely affected due to the loss of revenue and earnings from such agreement.

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

Travel businesses have also been subjected to investigations, lawsuits and adverse publicity due to allegedly improper disclosure of passenger information. As privacy and data protection have become more sensitive and politicized issues, we may also become exposed to potential liabilities in relation to our handling, use and disclosure of travel-related data, as it pertains to individuals, as a result of differing views on the privacy of such data. Our business could be affected by public concerns in some parts of the world about US-based data processing following revelations of National Security Agency surveillance activities, even though these revelations and activities did not involve Travelport. These and other privacy concerns, including security breaches, could adversely impact our business, financial condition and results of operations.

We are exposed to risks associated with online commerce security.

The secure transmission of confidential information over the internet is essential in maintaining travel provider and travel agency confidence in our services. Substantial or ongoing data security breaches, whether instigated internally or externally on our system or other internet-based systems, could significantly harm our business. Our travel providers currently require end customers to guarantee their transactions with their credit card online. We rely on licensed encryption and authentication technology to effect secure transmission of confidential end customer information, including credit card numbers. It is possible that advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology that we use to protect customer transaction data.

We incur substantial expense to protect against security breaches and their consequences. However, our security measures may not prevent data security breaches. We may be unsuccessful in implementing remediation plans to address potential exposures. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our data security systems could also obtain proprietary information or cause significant interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Security breaches could also cause our current and potential travel providers and travel agencies to lose confidence in our data security, which would have a negative effect on the demand for our products and services.

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

We are highly leveraged. As of December 31, 2013, our total indebtedness, excluding capital leases, was $3,466 million, including $1,525 million of term loans under our first lien Senior Secured Credit Agreement, $878 million of term loans under our Second Lien Credit Agreement and approximately $1,063 million of Senior and Senior Subordinated Notes. If the second lien term loans due in January 2016 or December 2016, the Senior Notes due in March 2016 or the Senior Subordinated Notes due in September 2016 are not repaid or refinanced prior to their maturity dates, the term loans under our first lien Senior Secured Credit Agreement will become due prior to their June 2019 maturity. We may not have the ability to repay the debt when it becomes due.

We currently have an additional $120 million available for borrowing under our revolving credit facility. In addition, we currently maintain a $137 million letter of credit facility collateralized by restricted cash. As of December 31, 2013, we had approximately $77 million of letters of credit against which we provided $79 million of cash collateral.

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

Our senior secured credit agreement, second lien credit agreement and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, under our senior secured credit agreement and our second lien credit agreement, we are required to satisfy and maintain compliance with a maximum total leverage ratio and a total senior secured leverage ratio, as well as maintain a minimum cash balance at the end of each fiscal quarter. Our ability to meet these requirements can be affected by events beyond our control and, in the longer term, we may not be able to meet such requirements. A breach of any of these covenants could result in a default under our senior secured credit agreement, our second lien credit agreement and our indentures. Upon the occurrence of an event of default under our senior secured credit agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under our senior secured credit agreement could take action or exercise remedies, including proceeding against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement and our second lien credit agreement. If the lenders under our senior secured credit agreement accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay amounts outstanding under our senior secured credit agreement, as well as our other secured borrowings or unsecured indebtedness, including our notes.

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

We have operations in various countries that have differing tax laws and rates. A significant portion of our revenue and income is earned in countries with low corporate tax rates. Our income tax reporting is subject to audit by domestic and foreign authorities, and our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws in these jurisdictions, tax treaties between countries, our eligibility for benefits under those tax treaties and the estimated values of deferred tax assets and liabilities. Such changes, which, among other reasons, may arise from ongoing inter-governmental and Organization for Economic Cooperation and Development (OECD)-led proposals on international corporate taxation, could result in an increase in the effective tax rate applicable to all or a portion of our income which would reduce our profitability.

Fluctuations in the exchange rate of the U.S. dollar and other currencies may adversely impact our results of operations.

Our results of operations are reported in U.S. dollars. While most of our revenue is denominated in U.S. dollars, a portion of our revenue and costs, including interest obligations on our euro denominated debt, is denominated in other currencies, such as British pound, the Euro and the Australian dollar. As a result, we face exposure to adverse movements in currency exchange rates. The results of our operations and our operating expenses are exposed to foreign exchange rate fluctuations as the financial results of those operations are translated from local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against the local currency, the translation of these foreign currency-based local operations will result in increased net assets, revenue, operating expenses, and net income or loss. Similarly, our local currency-based net assets, revenue, operating expenses, and net income or loss will decrease if the U.S. dollar strengthens against local currency. Additionally, transactions denominated in currencies other than the functional currency may result in gains and losses that may adversely impact our results of operations.

Risks Related to Our Relationship with Orbitz Worldwide

We have recorded a significant charge to earnings in previous years, and may in the future be required to record additional significant charges to earnings relating to Orbitz Worldwide.

We own approximately 45% of Orbitz Worldwide’s outstanding common stock, which we account for using the equity method of accounting. We recorded earnings of $10 million related to our investment in Orbitz Worldwide for the year ended December 31, 2013.

We evaluate our equity investment in Orbitz Worldwide for impairment on a quarterly basis. As of December 31, 2013, the fair market value of our investment in Orbitz Worldwide was approximately $349 million and the carrying value of our investment was $19 million. The results of Orbitz Worldwide for the year ended December 31, 2013 were impacted by an impairment charge recorded by Orbitz Worldwide amounting to $3 million in relation to its property and equipment.

Orbitz Worldwide is an important customer of our business.

Orbitz Worldwide currently is our largest travel agent customer, accounting for 8% of our transaction processing revenue, generated through their use of our GDS, in the year ended December 31, 2013. We recently entered into a new subscriber services agreement with Orbitz Worldwide. Due to the increase in payments payable to Orbitz Worldwide under the new subscriber services agreement in 2014, we expect a negative impact on our 2014 cash flow attributable to this agreement, and no impact to our 2014 Adjusted EBITDA. From 2015 onwards, the combination of increased payments and greater flexibility for Orbitz Worldwide will have a greater impact on both our earnings and cash flow, which could be material. We expect, however, growth in other areas of our business to largely mitigate such negative impact on our financial results. In the event Orbitz Worldwide terminates its relationships with us or Orbitz Worldwide’s business is materially impacted for any reason, such as a travel provider withholding content from Orbitz Worldwide, and, as a result, Orbitz Worldwide loses, or fails to generate, a substantial amount of bookings that would otherwise be processed through our GDS, our business and results of operations would be adversely affected.

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

We have faced and in the future could face claims that we have infringed the patents, copyrights, trademarks or other intellectual property rights of others. In addition, we may be required to indemnify travel providers for claims made against them. Any claims against us or such travel providers could require us to spend significant time and money in litigation or pay damages. Such claims could also delay or prohibit the use of existing, or the release of new, products, services or processes, and the development of new intellectual property. We could be required to obtain licenses to the intellectual property that is the subject of the infringement claims, and resolution of these matters may not be available on acceptable terms or at all. Intellectual property claims against us could have a material adverse effect on our business, financial condition and results of operations, and such claims may result in a loss of intellectual property protections that relate to certain parts of our business.

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

None.

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

In addition, we have leased facilities in 42 countries that function as call centers or fulfillment or sales offices. Our product development centers are located in leased offices in Denver, Colorado under a lease expiring in July 2017 and leased offices in Kansas City, Missouri under a lease expiring in February 2021.

The table below provides a summary of our key facilities, all of which are leased:

Location	Purpose
Atlanta, Georgia	Corporate Headquarters; GDS Operational Business
Langley, United Kingdom	Operational Business Global Headquarters
Atlanta, Georgia	Data Center
Denver, Colorado	Product Development Center
Kansas City, Missouri	Product Development Center

Data Center

We operate a data center out of leased facilities in Atlanta, Georgia, pursuant to a lease that expires in August 2022. The Atlanta facility is leased from an affiliate of Digital Realty Trust, Inc., a global data center provider, following an assignment of the lease by Delta. Since September 2008, our primary systems infrastructure and web and database servers for our GDS operations have been located in our Atlanta, Georgia facility, which, prior to the consolidation of our Galileo GDS operations, supported our Worldspan operations. The Atlanta data center powers our consolidated GDS operations and provides access 24 hours a day, seven days a week and 365 days a year. The facility is a hardened building housing two data centers: one used by us and the other used by Delta Technology (a subsidiary of Delta). We and Delta each have equal space and infrastructure at the Atlanta facility. Our Atlanta data center comprises 94,000 square feet of raised floor space, 27,000 square feet of office space and 39,000 square feet of facilities support area.

We believe that our properties are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3. LEGAL	PROCEEDINGS

American Airlines.    On March 12, 2013, we entered into an agreement to resolve our outstanding litigation with American Airlines and entered into a new long-term distribution agreement. This agreement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

Declaratory Judgment.    In connection with the completion of our comprehensive refinancing, on April 15, 2013, the holders of our senior notes and senior subordinated notes agreed to waive and release all claims asserted and related to our 2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

DOJ.    On May 19, 2011, we received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”), which seeks our documents and data in connection with an investigation into whether there have been “horizontal and vertical restraints of trade by global distribution systems.” We have complied with the CID, and the investigation remains open.

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

The following table presents our selected historical financial data. The statement of operations data and the statement of cash flows data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2011, 2010 and 2009 and the statement of operations data and statement of cash flows data for the years ended December 31, 2010 and 2009 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The financial data as of and for the years ended December 31, 2010 and 2009 have been restated retroactively to represent discontinued operations as discussed below.

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

Statement of Operations Data

	Year Ended December 31,
(in $ millions)	2013	2012	2011	2010	2009

Net revenue	2,076	2,002	2,035	1,996	1,981

Costs and expenses
Cost of revenue	1,266	1,191	1,211	1,119	1,049
Selling, general and administrative	396	446	397	393	412
Depreciation and amortization	206	227	227	210	187

Total costs and expenses	1,868	1,864	1,835	1,722	1,648

Operating income	208	138	200	274	333
Interest expense, net	(342)	(290)	(287)	(272)	(286)
(Loss) gain on early extinguishment of debt	(49)	6	—	2	10

(Loss) income from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(183)	(146)	(87)	4	57
Provision for income taxes	(20)	(23)	(29)	(47)	(23)
Equity in earnings (losses) of investment in Orbitz Worldwide	10	(74)	(18)	(28)	(162)

Net loss from continuing operations	(193)	(243)	(134)	(71)	(128)
(Loss) income from discontinued operations, net of tax	—	—	(6)	27	(741)
Gain from disposal of discontinued operations, net of tax	4	7	312	—	—

Net (loss) income	(189)	(236)	172	(44)	(869)
Net (income) loss attributable to non-controlling interest in subsidiaries	(3)	—	3	1	(2)

Net (loss) income attributable to the Company	(192)	(236)	175	(43)	(871)

Balance Sheet Data

	December 31,
(in $ millions)	2013	2012	2011	2010	2009

Cash and cash equivalents	154	110	124	94	124
Total current assets (excluding cash and cash equivalents and assets of discontinued operations) (1)	312	322	304	294	265
Assets of discontinued operations	—	—	—	1,066	1,091
Property and equipment, net	428	416	431	484	410
Goodwill and other intangible assets, net (1)	1,971	2,017	2,110	2,210	2,270
All other non-current assets (1)	223	293	375	352	186

Total assets	3,088	3,158	3,344	4,500	4,346

Total current liabilities (excluding liabilities of discontinued operations)	681	687	623	564	531
Liabilities of discontinued operations	—	—	—	555	526
Long-term debt	3,528	3,392	3,357	3,796	3,640
All other non-current liabilities	190	281	321	257	241

Total liabilities	4,399	4,360	4,301	5,172	4,938

Total equity (deficit)	(1,311)	(1,202)	(957)	(672)	(592)

Total liabilities and equity	3,088	3,158	3,344	4,500	4,346

(1)	Certain prior period amounts have been reclassified to conform to current period presentation, see Note 7 to the consolidated financial statements.

Statement of Cash Flows Data

	Year Ended December 31,
(in $ millions)	2013	2012	2011	2010	2009

Net cash provided by operating activities of continuing operations	100	181	124	181	166
Net cash (used in) provided by operating activities of discontinued operations	—	—	(12)	103	73
Net cash (used in) provided by investing activities	(96)	(89)	556	(241)	(55)
Net cash provided by (used in) financing activities	40	(106)	(791)	(22)	(317)
Effects of changes in exchange rates on cash and cash equivalents	—	—	5	4	5

Net increase (decrease) in cash and cash equivalents	44	(14)	(118)	25	(128)

Other Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
Ratio of earnings to fixed charges (1)	n/a	n/a	n/a	n/a	1.17	x

(1)	For the purposes of calculating the ratio of earnings to fixed charges, earnings represents income from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide, plus fixed charges net of interest capitalized and adjusted for amortization of capitalized interest and non-controlling interest in pre-tax income of subsidiaries that have not incurred fixed charges. Fixed charges comprise interest for the period and include amortization of debt financing costs, interest capitalized and the interest portion of rental payments but excludes loss on extinguishment of debt. For each of the years ended December 31, 2013, 2012, 2011 and 2010, earnings were insufficient to cover fixed charges by $190 million, $144 million, $86 million and $1 million, respectively.

Selected Quarterly Financial Data — Unaudited

Provided below is selected unaudited quarterly financial data for 2013 and 2012:

	2013
(in $ millions)	First	Second	Third	Fourth
Net revenue	548	537	511	480
Cost of revenue	333	326	313	294
Operating income	69	56	57	26
Net loss from continuing operations	(10)	(103)	(27)	(53)
Net loss	(10)	(103)	(27)	(49)
Net loss attributable to the Company	(10)	(105)	(27)	(50)

	2012
(in $ millions)	First	Second	Third	Fourth
Net revenue	550	506	489	457
Cost of revenue	322	301	296	272
Operating income (loss)	66	62	27	(17)
Net loss from continuing operations	(12)	(20)	(40)	(171)
Net loss	(12)	(20)	(40)	(164)
Net loss attributable to the Company	(11)	(20)	(41)	(164)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for each of the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with the consolidated financial statements and related notes reported in accordance with US GAAP and included elsewhere in this Annual Report on Form 10-K. The discussion includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Item 1A: Risk Factors” and “Forward-Looking Statements”. Unless otherwise noted, all amounts are in $ millions.

Overview

We are a leading distribution services and e-commerce provider for the global travel industry with a presence in over 170 countries and have over 3,500 employees.

We operate a GDS business with three brands: Galileo, Apollo and Worldspan. Our GDS business provides aggregation, search and transaction processing services to travel providers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel providers. Our GDS business provides travel distribution services to over 800 travel providers and approximately 67,000 online and offline travel agency locations, which in turn serve millions of end consumers globally. In 2013, approximately 169 million tickets were issued through our GDS business. Our GDS business processed up to 3 billion travel-related messages per day in 2013.

Within our GDS business, our Airline IT Solutions business hosts mission critical applications and provides business with data analysis solutions to major airlines to enable them to focus in their core business competencies and reduce costs, as well as business intelligences services. Our Airline IT Solutions business also provides an array of leading-edge IT software subscription services and data business intelligence services, directly and indirectly, to over 447 airlines, airports and airline ground handlers globally.

We also have a joint venture ownership of eNett, a global provider of dedicated payment solutions for the travel industry. eNett provides secure and cost effective automated payment solutions between travel providers and travel agencies, tailored to meet the needs of the travel industry, currently focusing on Asia, Europe and the United States.

Key Performance Indicators (“KPIs”)

Management monitors the performance of our operations against our strategic objectives on a regular basis. Performance is assessed against the strategy, budget and forecasts using financial and non-financial measures. We use the following primary measures to assess our financial performance and the performance of our business:

	Years Ended December 31,		Change		Years Ended December, 31		Change
(in $ millions, except segment data)	2013	2012	$	%	2012	2011	$	%
Travelport KPIs
Net revenue	2,076	2,002	74	4	2,002	2,035	(33)	(2)
Operating income	208	138	70	51	138	200	(62)	(31)
Travelport Adjusted EBITDA	517	517	—	—	517	581	(64)	(11)
Segments (in millions)
Americas	170	172	(2)	(1)	172	178	(6)	(4)
Europe	85	82	3	4	82	83	(1)	(1)
APAC	56	54	2	4	54	56	(2)	(3)
MEA	39	39	—	—	39	38	1	2
Total	350	347	3	1	347	355	(8)	(2)
RevPas	$5.49	$5.28	$0.21	4	$5.28	$5.13	$0.15	3

The key performance indicators used by management to monitor our performance include Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA

Travelport Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a measure comparable to net income as determined under US GAAP as it does not take into account certain items such as depreciation and amortization, interest, income tax, gain (loss) on extinguishment of debt, equity in earnings (losses) of investment in Orbitz Worldwide, and other costs that we believe are unrelated to our ongoing operations such as costs associated with our restructuring efforts, amortization of customer loyalty payments, non-cash equity-based compensation, litigation and related costs, and foreign currency (gains) losses on euro denominated debt and earnings hedges, which are also excluded under our debt covenants. Travelport Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Travelport Adjusted EBITDA has limitations as an analytical tool, and this measure should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We have included Travelport Adjusted EBITDA as it is the primary metric used by management to evaluate and understand our underlying operations and business trends, forecast future results and determine future capital investment allocations. It is a key element used to calculate our covenant ratios under our credit agreements and is used by the Board of Directors to determine incentive compensation for future periods.

We believe Travelport Adjusted EBITDA is a useful measure as it allows management to monitor our ongoing core operations. The core operations represent the primary trading operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. These events include, among other things, the transfer of our finance and human resources functions from the United States to the United Kingdom and the associated restructuring costs. During the periods presented, these items primarily relate to the impact of purchase accounting, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with Travelport’s restructuring efforts, non-cash equity-based compensation and litigation and related costs. Further, in connection with the refinancing of our first lien credit agreement in June 2013, we amended our definition of Adjusted EBITDA to exclude the amortization of customer loyalty payments.

The following table provides a reconciliation of net loss from continuing operations to Travelport Adjusted EBITDA:

	Years Ended December 31,
(in $ millions)	2013	2012	2011
Net loss from continuing operations	(193)	(243)	(134)
Equity in (earnings) losses of investment in Orbitz Worldwide	(10)	74	18
Provision for income taxes	20	23	29
Depreciation and amortization	206	227	227
Interest expense, net	342	290	287
Loss (gain) on extinguishment of debt	49	(6)	—

EBITDA (1)	414	365	427
Adjustments:
Amortization of customer loyalty payments (2)	63	62	74
Corporate costs (3)	7	19	15
Restructuring charges (4)	—	—	4
Equity-based compensation	6	2	5
Litigation and related costs (5)	12	53	50
Other — non cash (6)	15	16	6

Travelport Adjusted EBITDA (1)	517	517	581

(1)	The year ended December 31, 2013 is impacted by the loss of master services agreement (“MSA”) with United Airlines, which contributed $21 million and $23 million to EBITDA and Adjusted EBITDA, respectively, during the year ended December 31, 2012 and contributed $71 million and $80 million to EBITDA and Adjusted EBITDA, respectively, during the year ended December 31, 2011.

(2)	During the second quarter of 2013, pursuant to the change in the definition of Consolidated EBITDA in our credit agreements due to comprehensive refinancing, the amortization of customer loyalty payments is included as an adjustment to Travelport Adjusted EBITDA.

(3)	Corporate costs represent costs related to strategic transactions, internal re-organization and other costs related to the non-core business.

(4)	Restructuring charges represent the costs incurred to enhance our organizational efficiency and to consolidate and rationalize existing processes.

(5)	Litigation and related costs represent costs related to various claims, legal proceedings, intellectual property and other commercial, employment and tax matters. In 2012, litigation and related costs predominately related to the American Airlines and bondholder litigations and in 2011, to NDC arbitration costs.

(6)	Other — non cash primarily includes (i) unrealized losses (gains) on foreign currency derivatives contracts and revaluation losses (gains) on our euro denominated debt (totaling $13 million, $16 million and $(1) million for the years ended December 31, 2013, 2012 and 2011, respectively) and (ii) write-off and impairment of non-current assets of $7 million for the year ended December 31, 2011.

Segments

We record and charge a booking fee for each segment of an air travel itinerary (e.g., two segments for a round-trip airline ticket) and a booking fee for each hotel booking, car rental or cruise booking, regardless of the length of time or cost associated with the booking. Revenue per segment (“RevPas”) is calculated by dividing our transaction processing revenue by total segments for the period.

Net Revenue

Transaction Processing Revenue:    Transaction processing revenue is primarily derived from transaction fees paid by travel providers for electronic travel distribution services, and to a lesser extent, other transaction and subscription fees. The GDS operate an electronic marketplace in which travel providers, such as airlines, hotels, car rental companies, cruise lines, rail companies and other travel providers, can store, display, manage and sell their products and services, and in which online and traditional travel agencies are able to electronically locate, price, compare and purchase travel providers’ services. As compensation for GDS services, fees are earned, on a per segment or per booking basis, from airline, car rental, hotel and other travel-related providers for reservations booked through the GDS.

Fees paid by travel providers vary according to the levels of functionality at which they can participate in our GDS. These levels of functionality generally depend upon the type of communications and real-time access allowed with respect to the particular travel provider’s internal systems. Revenue for air travel reservations is recognized at the time of the booking of the reservation, net of estimated cancellations. Cancellations prior to the date of departure are estimated based on the historical level of cancellations, which are not significant. Revenue for car and hotel reservations is recognized upon fulfillment of the reservation. The later recognition of car and hotel reservation revenue reflects the difference in the contractual rights related to such services as compared to the airline reservation services.

In international markets, we employ a hybrid sales and marketing model consisting of direct sales SMOs and indirect NDCs. In the United States, we only employ an SMO model. In markets supported by our SMOs, we enter into agreements with travel agents which provide for incentives in the form of customer loyalty payments, including cash payments, equipment or other services at no charge. The amount of the customer loyalty payment varies depending upon the expected volume of the travel agent’s business. We establish liabilities for these customer loyalty payments at the inception of the contract and capitalize the related costs as intangible assets to be amortized over the contract period. The Company generally recognizes the customer loyalty payments, as a component of revenue and cost of revenue, on a straight line basis over the life of the contract unless another method is more appropriate. In markets not supported by our SMOs, we utilize an NDC structure, where feasible, in order to take advantage of the NDC partner’s local market knowledge. The NDC is responsible for cultivating the relationship with travel agents in its territory, installing travel agents’ computer equipment, maintaining the hardware and software supplied to the travel agents and providing ongoing customer support. The NDC earns a commission based on the booking fees generated in the NDC’s territory.

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

Cost of revenue consists of direct costs incurred to generate revenue, including amortization of customer loyalty payments made to travel agencies who subscribe to our GDS, commissions and costs incurred for NDCs and costs for call center operations, data processing and related technology costs. Technology management costs, data processing costs and telecommunication costs included in cost of revenue consist primarily of internal system and software maintenance fees, data communications and other expenses associated with operating our internet sites and payments to outside contractors.

SG&A expenses consist primarily of sales and marketing, labor and associated costs, advertising services, professional fees, and expenses for finance, legal, human resources and other administrative functions.

Factors Affecting Results of Operations

Macroeconomic and Travel Industry Conditions:    Our business is highly correlated to the overall performance of the travel industry, in particular, growth in air passenger travel which, in turn, is linked to the global macro-economic environment. For the year ended December 31, 2013, approximately 82% of our segment volumes were represented by air segments flown, and 4% of our segment volumes were attributable to other air segments (such as cancellations on the day of travel), with land and sea bookings accounting for 14%. Between 2004 and 2013, air travel volumes increased at a CAGR of 5%, approximately twice the rate of global GDP.

Consolidations within the Airline Industry:    As a result of consolidations within the airline industry, our annual revenue, EBITDA and Adjusted EBITDA have been impacted in the past. Following the merger of United Airlines with Continental Airlines in 2010, we received notice from United Airlines, terminating its agreement for the Apollo reservation system operated by us on their behalf. The integration of United-Continental system was completed in early March 2012 and we no longer service United Airlines’ reservation system. The impact of the loss of the MSA with United Airlines resulted in a decline of approximately $27 million of net revenue, $21 million of EBITDA and $23 million of Adjusted EBITDA for the year ended December 31, 2013 compared to 2012.

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

Litigation and Related Costs:    We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters and for costs of defending against such matters. However, litigation is inherently unpredictable and although we believe that our accruals are adequate and we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material adverse effect on our results of operations or cash flows in a particular reporting period.

On March 12, 2013, we entered into an agreement to resolve the outstanding litigation with American Airlines and entered into a new long-term distribution agreement. The agreement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,		Change
(in $ millions)	2013	2012	$	%
Net revenue	2,076	2,002	74	4

Costs and expenses
Cost of revenue	1,266	1,191	75	6
Selling, general and administrative	396	446	(50)	(11)
Depreciation and amortization	206	227	(21)	(9)

Total costs and expenses	1,868	1,864	4	—

Operating income	208	138	70	51
Interest expense, net	(342)	(290)	(52)	(18)
(Loss) gain on early extinguishment of debt	(49)	6	(55)	*

Loss from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(183)	(146)	(37)	(25)
Provision for income taxes	(20)	(23)	3	11
Equity in earnings (losses) of investment in Orbitz Worldwide	10	(74)	84	*

Net loss from continuing operations	(193)	(243)	50	20
Gain from disposal of discontinued operations, net of tax	4	7	(3)	(34)

Net loss	(189)	(236)	47	19

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2013	2012	$	%
Transaction processing revenue	1,924	1,834	90	5
Airline IT solutions revenue	152	168	(16)	(9)

Net revenue	2,076	2,002	74	4

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2013	2012	$	%
Americas	704	703	1	—
Europe	589	541	48	9
APAC	360	327	33	10
MEA	271	263	8	3

Transaction processing revenue	1,924	1,834	90	5

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payment processing, and other key adjacencies.

The increase in transaction processing revenue of $90 million (5%) is a result of a 4% increase in RevPas (transaction processing revenue divided by the number of segments) and a 1% increase in segment volumes. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield. Segment volumes increased by 3 million (4%) in Europe and 2 million (4%) in APAC which was offset by a decline of 2 million (1%) in the Americas primarily due to the loss of 2 million segments from the termination of the MSA with United Airlines.

Airline IT solutions revenue decreased by $16 million (9%) as a result of the loss of the MSA with United Airlines which contributed $19 million to Airline IT solutions revenue for the year ended December 31, 2012.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2013	2012	$	%
Commissions	978	919	59	6
Telecommunication and technology costs	288	272	16	6

Cost of revenue	1,266	1,191	75	6

Cost of revenue increased by $75 million (6%) as a result of $59 million (6%) incremental commission costs and a $16 million (6%) increase in telecommunication and technology costs. Commissions paid to travel agencies increased due to a 3% increase in travel distribution cost per segment, incremental commission costs from our payment processing business and a 1% increase in segment volumes. Telecommunication and technology costs increased as a result of continued expansion of our operations and investment in technology.

Selling, General and Administrative (SG&A)

The SG&A expenses of $396 million and $446 million for the years ended December 31, 2013 and 2012, respectively, include a net $40 million and $90 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (the “Adjustments”). Excluding these Adjustments, our SG&A expenses for the year ended December 31, 2013 remained flat.

The Adjustments of $40 million and $90 million for the year ended December 31, 2013 and 2012, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains (losses) related to our euro denominated debt and derivatives. The Adjustments decreased by $50 million in 2013, primarily as a result of a $41 million reduction in litigation costs and $12 million reduction in corporate costs.

Depreciation and Amortization

Depreciation and amortization decreased by $21 million (9%) due to assets acquired in 2007 with five year useful life that have been fully depreciated in the third quarter of 2012.

Interest Expense, Net

Interest expense, net, increased by $52 million (18%) due to higher interest rates on debt as a result of our debt refinancing completed in April and June 2013.

(Loss) Gain on Early Extinguishment of Debt

During 2013, we amended our senior secured credit agreement, repaid dollar denominated term loans under our 2012 Secured Credit Agreement and refinanced our Senior Notes resulting in a $49 million loss on extinguishment of debt comprising $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

During 2012, we repurchased $14 million of our 9 7/8% dollar denominated Senior Notes, $11 million of our euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes at a discount, resulting in a $6 million gain from early extinguishment of debt.

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

The reconciliation from the tax benefit at the US Federal statutory tax rate of 35% to the provision for income taxes is as follows:

	Year Ended December 31,
(in $ millions)	2013	2012
Tax benefit at US federal statutory rate of 35%	64	51
Taxes on non-US operations at alternative rates	(12)	(29)
Liability for uncertain tax positions	(2)	2
Change in valuation allowance	(66)	(46)
Non-deductible expenses	(7)	(4)
Adjustments in respect of prior years	3	5
State taxes	—	(2)

Provision for income taxes	(20)	(23)

Equity in Earnings (Losses) of Investment in Orbitz Worldwide

Our share of equity in earnings (losses) of investment in Orbitz Worldwide was $10 million for the year ended December 31, 2013 compared to $(74) million for the year ended December 31, 2012. These earnings (losses) reflect our 45% ownership interest (46% ownership in 2012) in Orbitz Worldwide.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Net revenue	2,002	2,035	(33)	(2)

Costs and expenses
Cost of revenue	1,191	1,211	(20)	(2)
Selling, general and administrative	446	397	49	12
Depreciation and amortization	227	227	—	—

Total costs and expenses	1,864	1,835	29	2

Operating income	138	200	(62)	(31)
Interest expense, net	(290)	(287)	(3)	(1)
Gain on early extinguishment of debt	6	—	6	*

Loss from continuing operations before income taxes and equity in losses of investment in Orbitz Worldwide	(146)	(87)	(59)	(69)
Provision for income taxes	(23)	(29)	6	22
Equity in losses of investment in Orbitz Worldwide	(74)	(18)	(56)	*

Net loss from continuing operations	(243)	(134)	(109)	(82)
Loss from discontinued operations, net of tax	—	(6)	6	*
Gain from disposal of discontinued operations, net of tax	7	312	(305)	*

Net (loss) income	(236)	172	(408)	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Transaction processing revenue	1,834	1,823	11	1
Airline IT solutions revenue	168	212	(44)	(21)

Net revenue	2,002	2,035	(33)	(2)

Transaction processing revenue by region is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Americas	703	731	(28)	(4)
Europe	541	527	14	3
APAC	327	315	12	4
MEA	263	250	13	5

Transaction processing revenue	1,834	1,823	11	1

Transaction processing revenue includes booking fees from airlines and revenue from hospitality, travel agents, payment processing and other key adjacencies.

The increase in transaction processing revenue of $11 million (1%) is a result of a 3% increase in RevPas (transaction processing revenue divided by the number of segments) offset by a 2% decrease in segment volumes. The increase in RevPas is a result of growth in hospitality, payment processing and services revenue, combined with growth in higher yield segments partially offset by volume contraction. The 2% decrease in segment volumes is primarily due to a 6 million (4%) decline in Americas, attributable to the loss of 6 million segments from the MSA with United Airlines, and a 3% decline in APAC.

Airline IT solutions revenue decreased as a result of the loss of the MSA with United Airlines.

Cost of Revenue

Cost of revenue is comprised of:

	Year Ended December 31,		Change
(in $ millions)	2012	2011	$	%
Commissions	919	935	(16)	(2)
Telecommunication and technology costs	272	276	(4)	(2)

Cost of revenue	1,191	1,211	(20)	(2)

Cost of revenue decreased by $20 million (2%) as a result of a 2% decrease in commissions paid to travel agencies and NDCs and a 2% decrease in telecommunication and technology costs. The decrease in commission costs is primarily due to a 2% decline in segment volumes partially offset by a 1% increase in the average rate of agency commission along with incremental commission costs from our payment processing business. The decrease in telecommunication and technology costs is due to effective cost management.

Selling, General and Administrative (SG&A)

The SG&A expenses of $446 million and $397 million for the years ended December 31, 2012 and 2011, respectively, include a net $90 million and $72 million charge, respectively, for items that are adjusted out of Travelport Adjusted EBITDA (the “Adjustments”). Excluding these Adjustments, our SG&A expenses increased by $31 million (10%) primarily due to (i) $11 million of unfavorable foreign exchange movements, (ii) an $11 million increase in other administrative costs, including outside services and (iii) a $5 million increase in wages and benefits.

The Adjustments of $90 million and $72 million for the years ended December 31, 2012 and 2011, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs, and foreign currency gains and losses related to euro denominated debt and derivatives. The Adjustments increased by $18 million primarily as a result of a $17 million increase in unrealized losses on foreign currency derivative contracts and euro denominated debt.

Interest Expense, Net

Interest expense, net, increased by $3 million (1%) due to higher effective interest rates.

Gain on Early Extinguishment of Debt

During 2012, we repurchased $14 million of our 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes at a discount, resulting in a $6 million gain from early extinguishment of debt. There were no repurchases of debt during 2011.

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

The reconciliation from the tax benefit at the US Federal statutory tax rate of 35% to the provision for income taxes is as follows:

	Year Ended December 31,
(in $ millions)	2012	2011
Tax benefit at US federal statutory rate of 35%	51	30
Taxes on non-US operations at alternative rates	(29)	(55)
Liability for uncertain tax positions	2	(3)
Change in valuation allowance	(46)	(1)
Non-deductible expenses	(4)	(5)
Adjustment in respect of prior years	5	3
State Taxes	(2)	—
Other	—	2

Provision for income taxes	(23)	(29)

Equity in Losses of Investment in Orbitz Worldwide

We have recorded losses of $74 million and $18 million in relation to our investment in Orbitz Worldwide for the year ended December 31, 2012 and 2011, respectively. These losses reflect our 46% (48% ownership in 2011) ownership interest in Orbitz Worldwide. Orbitz Worldwide recorded an impairment charge on certain of its intangible assets amounting to $321 million and $50 million for the years ended December 31, 2012 and 2011, respectively.

Financial Condition, Liquidity and Capital Resources

Financial Condition

December 31, 2013 Compared to December 31, 2012

	As of December 31,		Change
(in $ millions)	2013	2012	$
Current assets (1)	466	432	34
Non-current assets (1)	2,622	2,726	(104)

Total assets	3,088	3,158	(70)

Current liabilities	681	687	(6)
Non-current liabilities	3,718	3,673	45

Total liabilities	4,399	4,360	39

Shareholders’ equity (deficit)	(1,330)	(1,218)	(112)
Equity attributable to non-controlling interest in subsidiaries	19	16	3

Total liabilities and equity	3,088	3,158	(70)

(1)	Certain prior period amounts have been reclassified to conform to current period presentation, see Note 7 to the consolidated financial statements.

Current assets:     The increase of $34 million is primarily due to an increase of (i) $44 million in cash and cash equivalents and (ii) $27 million in accounts receivable, net; offset by $36 million decrease in other current assets. The increase in accounts receivable is primarily due to growth in business and timing of receipts. The decrease in other current assets is primarily due to (i) disposal of asset held for sale with carrying value of $16 million and (ii) $18 million decrease in sale and use tax receivables primarily from VAT receipts in southern Europe.

Non-current assets:     The decrease of $104 million is due to (i) a $46 million decrease in intangible assets, primarily as a result of amortization, (ii) a $58 million decrease in cash held as collateral as a result of amendments to our senior secured credit agreement, (iii) a $30 million decrease in other non-current assets due to a net reduction of our deferred finance costs following the completion of our refinancing transactions in 2013 and a decrease in supplier prepayments, offset by (iv) a net $19 million increase in investment in Orbitz Worldwide and (v) a $12 million increase in property and equipment, net.

Current liabilities:     The decrease of $6 million is primarily due to decrease of $14 million in deferred income taxes offset by a $7 million increase in current portion of long-term debt due to amended terms of our long-term debt following the refinancings and new capital lease arrangements. Current liabilities also include a $30 million decrease primarily due to payments related to litigation and related costs incurred in 2012 and a $9 million decrease in income tax payables, offset by $42 million increase in accrued commissions and incentives due to increase in accrued customer loyalty payments and accrued commission expense.

Non-current liabilities:     The increase of $45 million is primarily due to a $136 million increase in long-term debt and a $11 million increase in deferred income taxes; offset by a $102 million decrease in other non-current liabilities. Increase in long-term debt is due to a net impact of comprehensive refinancing during the year. Other non-current liabilities decreased due to an $101 million decrease in pension and post-retirement benefit liabilities primarily due to actuarial gains caused by increased discount rates.

Liquidity and Capital Resources

Our principal source of operating liquidity is cash flows generated from operations, including working capital. We maintain what we consider to be an appropriate level of liquidity through several sources, including maintaining appropriate levels of cash, access to funding sources, and a committed credit facility. As of December 31, 2013, our financing needs were supported by $120 million of available capacity under our revolving credit facility. In the event additional funding is required, there can be no assurance that further funding will be available on terms favorable to us or at all.

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

As of December 31, 2013, our total leverage ratio was 6.57 compared to the maximum total leverage ratio allowable of 7.15; our total senior secured leverage ratio was 4.75 compared to the maximum total senior secured leverage ratio allowable of 5.25; our cash balance was $154 million; and we were in compliance with all financial covenants related to long-term debt. Under the terms of our debt agreements, the maximum total leverage ratio with which we need to comply remains at 7.15 until June 30, 2014 and thereafter reduces to 6.95 until December 31, 2014; and the total senior secured leverage ratio with which we need to comply reduces to 5.15 at March 31, 2014 until December 31, 2014.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under, the Sixth Amended and Restated Credit Agreement, the Second Lien Credit Agreement and the indentures governing our notes and meet our cash flow needs during the next 12 months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio covenants. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

Subsequent to our comprehensive refinancing during the year ended 2013, substantially all of our debt is now scheduled for repayment on or after January 2016. However, the term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if we are unable to repay or refinance our debt outstanding under the Second Lien Credit Agreement or our unsecured debt prior to their maturity dates. We may not have the ability to repay such amounts.

We believe an important measure of our liquidity is unlevered free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered free cash flow provides investors with a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered free cash flow as net cash provided by operating activities of continuing operations, adjusted to exclude the impact of interest payments and to deduct capital expenditures on property and equipment additions and capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions while our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Travelport Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratio. Our total leverage ratio under our Sixth Amended and Restated Credit Agreement and Second Lien Credit Agreement is computed by dividing the total debt (as defined under these credit agreements) as of the balance sheet date by a number which is broadly computed from the last twelve months of Travelport Adjusted EBITDA.

Travelport Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Year Ended December 31,
(in $ millions)	2013	2012	2011
Travelport Adjusted EBITDA	517	517	581
Less:
Interest payments	(273)	(232)	(267)
Tax payments	(29)	(16)	(22)
Changes in operating working capital	13	57	(16)
Customer loyalty payments	(78)	(47)	(65)
Defined benefit pension plan funding	(3)	(27)	(17)
Other adjusting items (1)	(47)	(71)	(70)

Net cash provided by operating activities of continuing operations	100	181	124
Add: interest paid	273	232	267
Less: capital expenditures on property and equipment additions of continuing operations	(107)	(92)	(72)
Less: repayment of capital lease obligations	(20)	(16)	(14)

Unlevered free cash flow	246	305	305

(1)	Other adjusting items relate to payments for costs included within operating income but excluded from Travelport Adjusted EBITDA. These include (i) $24 million, $20 million and $16 million of corporate cost payments during the years ended December 31, 2013, 2012 and 2011, respectively, (ii) $23 million, $28 million and $6 million of litigation and related costs payments during the years ended December 31, 2013, 2012 and 2011, respectively, (iii) $15 million and $21 million payments related to a historical dispute related to a now terminated arrangement with former distributor in the Middle East during the years ended December 31, 2012 and 2011, respectively, (iv) $7 million and $16 million payments related to FASA liability for the years ended December 31, 2012 and 2011, respectively, and (v) $1 million and $11 million of restructuring related payments made during the years ended December 31, 2012 and 2011, respectively.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in $ millions)	2013	2012	2011
Cash provided by (used in):
Operating activities of continuing operations	100	181	124
Operating activities of discontinued operations	—	—	(12)
Investing activities	(96)	(89)	556
Financing activities	40	(106)	(791)
Effects of exchange rate changes	—	—	5

Net increase (decrease) in cash and cash equivalents	44	(14)	(118)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

At December 31, 2013, we had $154 million of cash and cash equivalents, an increase of $44 million compared to December 31, 2012. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Operating Activities of Continuing Operations:    For the year ended December 31, 2013, cash provided by operating activities of continuing operations was $100 million compared to $181 million for the year ended December 31, 2012. The decrease of $81 million is primarily a result of (i) $41 million of increased interest payments, (ii) $31 million of increased customer loyalty payments, (iii) $44 million cash used in operating working capital due to timing of receipts from accounts receivable and payments of commissions, (iv) $13 million of increased income tax payments; partially offset by (v) $24 million decrease in defined benefit pension plan funding and (vi) a $24 million decrease in payments related to other adjusting items.

Investing Activities:    The cash used in investing activities for the year ended December 31, 2013 was primarily in relation to $107 million for capital expenditures offset by $17 million net cash received from the sale of our land and buildings held for sale as of December 31, 2012. The cash used in investing activities for the year ended December 31, 2012 was primarily in relation to $92 million for capital expenditures.

Financing Activities:    The net cash provided by financing activities for the year ended December 31, 2013 was $40 million, reflecting the net impact of the refinancing activities during 2013. Cash proceeds in 2013 consisted of $2,169 million from term loans and $58 million net release of collateralized cash. Cash payments in 2013 consisted of (i) $1,667 million repayments of term loans, (ii) $413 million repayment of Senior Notes, (iii) $20 million net repayment of revolver borrowings, (iv) $55 million of debt finance costs and (v) $20 million of capital lease repayments. The cash used in financing activities for the year ended December 31, 2012 was $106 million and primarily comprised of (i) $165 million repayment of term loans, (ii) $15 million of net repayments of revolver borrowings, (ii) $20 million of repurchases of Senior Notes, (iii) $42 million of net cash payments on the settlement of derivative contracts, (iv) $20 million of debt finance costs and (v) $16 million of capital lease repayments, offset by (vi) $170 million of proceeds from term loans.

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

Investing Activities:    The cash used in investing activities for the year ended December 31, 2012 was primarily in relation to $92 million for capital expenditures. The cash provided by investing activities for the year ended December 31, 2011 consisted of $628 million net cash received from the sale of the GTA business, offset by $77 million used for capital expenditure. Capital expenditure for 2011 includes $5 million related to our disposed GTA business.

Financing Activities:    Cash used in financing activities for the year ended December 31, 2012 was $106 million which primarily comprised of (i) $165 million repayment of term loans, (ii) $15 million of net repayments of revolver borrowings, (ii) $20 million of repurchases of Senior Notes, (iii) $42 million of net cash payments on the settlement of derivative contracts, (iv) $20 million of debt finance costs and (v) $16 million of capital lease repayments, offset by (vi) $170 million of proceeds from term loans. The cash used in financing activities for the year ended December 31, 2011 was $791 million, and primarily comprised of (i) $658 million of repayment of term loans, (ii) $100 million of debt finance costs, (iii) $89 million of distributions to our parent, (iv) $14 million of capital lease repayments; offset by (v) $35 million of revolver borrowings and (vi) $34 million cash received on settlement of derivative contracts.

Debt and Financing Arrangements

The following table summarizes our net debt position as of December 31, 2013 and December 31, 2012:

	December 31,		Change
(in $ millions)	2013	2012	$
Current portion of long-term debt	45	38	7
Long-term debt	3,528	3,392	136

Total debt	3,573	3,430	143
Less: cash and cash equivalents	(154)	(110)	(44)
Less: cash held as collateral	(79)	(137)	58

Net debt	3,340	3,183	157

As of December 31, 2013, our debt balances and facilities (excluding capital leases) provide financing of $3,586 million, consisting of (i) a $2,403 million term loan facility, (ii) $599 million of senior notes, (iii) $464 million of senior subordinated notes, and (iv) a $120 million revolving credit facility.

Our Senior Notes are unsecured senior obligations and are subordinated to all our existing and future secured indebtedness (including debt outstanding under the Sixth Amended and Restated Credit Agreement and the Second Lien Credit Agreement discussed below, but are senior in right of payment to any existing and future subordinated indebtedness (including the Senior Subordinated Notes discussed below). Upon the occurrence of a change of control, which is defined in the Indentures governing the Senior Notes, we shall make an offer to repurchase all of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

Our Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of our existing and future senior indebtedness and secured indebtedness (including debts outstanding under the Sixth Amended and Restated Credit Agreement, the Second Lien Credit Agreement and the Senior Notes discussed below). Upon the occurrence of a change of control, which is defined in the Indentures governing the Senior Subordinated Notes, we shall make an offer to repurchase the Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the relevant purchase date.

In April 2013, we completed an exchange offer for substantially all of our existing senior notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, bearing cash interest of 11.375% and 2.5% of interest payable as payment-in-kind interest, and approximately $185 million of new senior floating rate notes due March 2016 (together with the new senior fixed rate notes, the “Senior Notes”), bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the new Senior Notes provided a waiver and release of all claims asserted related to our refinancing in 2011. To facilitate the transactions:

•

We entered into a new second lien secured credit agreement (“Senior Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans, at a discount of 1%, due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the credit agreement dated as of May 8, 2012 (the “2012 Secured Credit Agreement”), (ii) repay in cash $393 million as part of for the Senior Notes Exchange Offers, and (iii) pay consent fees in connection with the Senior Notes Exchange Offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, we further borrowed $15 million under the Second Lien Credit Agreement to redeem the outstanding senior notes held by holders who did not participate in the Senior Notes Exchange Offers. Tranche 1 Loans are subject to a 2% repayment fee, which is accreted as interest expense over the term of the loans. During the year ended December 31, 2013, $3 million was accreted into the outstanding loan amount and $2 million of debt discount was amortized.

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

•

Our direct parent holding company, Travelport Holdings Limited (“Travelport Holdings”), acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the equity of Travelport Worldwide Limited (“Worldwide”) our ultimate parent company indirectly owning 100% of our shares and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the equity of Worldwide.

In June 2013, we amended and restated the senior secured credit agreement (“Sixth Amended and Restated Credit Agreement”) which among other things; (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility issued at a discount of 1.5% with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provides for a new $120 million super priority revolving credit facility with a maturity date of June, 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provides for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013. During the year ended December 31, 2013, we repaid $8 million as our quarterly repayment and $3 million of discount was amortized.

In June 2013, we amended our Second Lien Credit Agreement to amend the definition of (i) Consolidated EBITDA; (ii) total leverage ratio and our maximum senior secured leverage ratio; and (iii) certain other definitions to conform to the amendments in the Sixth Amended and Restated Credit Agreement.

As a result of the above comprehensive refinancing during the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million written-off of unamortized debt finance costs, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Pursuant to the Sixth Amended and Restated Credit Agreement, the total capacity under the revolving credit facility is $120 million, all of which was undrawn as of December 31, 2013.

During the year ended December 31, 2013, we borrowed $73 million and repaid $93 million under our revolving credit facility.

As a result of our Sixth Amended and Restated Credit Agreement, the $13 million synthetic letter of credit facility was terminated. The $133 million letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms of the new letter of credit facility require that 103% of cash collateral has to be deposited against the outstanding letters of credit. As of December 31, 2013, $77 million of letters of credit were outstanding under the terms of the new facility against which we had provided $79 million as cash collateral, and we had $60 million of remaining capacity under our letters of credit facility.

Pursuant to our separation agreement with Orbitz Worldwide, we were committed to provide up to $75 million of letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which we completed our comprehensive refinancing, we along with Orbitz Worldwide ceased to be controlled by affiliates of Blackstone. We are no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide. As of December 31, 2013, there were no letters of credit issued by us on behalf of Orbitz Worldwide and all of the previously issued letters of credit were cancelled.

During the year ended December 31, 2013, $16 million of payment-in-kind interest was capitalized into the Second Priority Secured Notes and Senior Notes. In addition, $6 million of payment-in-kind interest was accrued for the Senior Notes and Tranche 2 Loans and included within other non-current liabilities on the consolidated balance sheets. We repaid $20 million under our capital lease obligations, terminated $1 million of capital leases and entered into $32 million of new capital leases for information technology assets.

Foreign exchange fluctuations resulted in a $9 million increase in the principal amount of euro denominated debt during the year ended December 31, 2013.

On February 26, 2014, Travelport Worldwide Limited, entered into separate, individually negotiated private exchange agreements with Morgan Stanley, certain funds and accounts managed by AllianceBernstein L.P. and certain funds and accounts managed by P. Schoenfeld Asset Management LP to exchange $135 million at par into our subordinated debt for Travelport Worldwide Limited’s common stock with par value of $0.0002 (the “Common Shares”) for a value of $1.55 per Common Share. The exchanges closed in early March 2014, and an aggregate of approximately 87 million Common Shares of Travelport Worldwide Limited were issued in the exchanges, which brings Travelport Worldwide Limited’s fully diluted shares outstanding to approximately 928 million.

Guarantees and Covenants

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

Borrowings under the Sixth Amended and Restated Credit Agreement are subject to amortization and prepayment requirements, and the Senior Secured Credit Agreement contains various covenants, including leverage ratios, events of default and other provisions.

Total debt per our credit agreements and indentures is broadly defined as total debt, less cash and cash equivalents. Travelport Adjusted EBITDA is defined under our debt covenants as EBITDA adjusted to exclude the impact of purchase accounting, impairment of goodwill and intangibles assets, amortization of customer loyalty payments, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign currency exchange derivative contracts and other adjustments made to exclude expenses viewed as outside the normal course of operations.

The Sixth Amended and Restated Credit Agreement, the Second Lien Credit Agreement and the Indentures governing the Senior Notes and Senior Subordinated Notes, limit our and certain of our subsidiaries’ ability to:

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

Subject to certain exceptions, the Indentures governing the Senior Notes and Senior Subordinated Notes do not permit us or our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. Neither Travelport (Bermuda) Ltd. nor any of its subsidiaries, which together comprise non-US operations of Travelport, guarantees the Senior Notes and the Senior Subordinated Notes. As a result, these entities are less restricted than the Issuer and the guarantor entities in their ability to incur indebtedness. As of December 31, 2013, we were in compliance with the restrictive covenants under the Indentures.

Capital Leases

During the year ended December 31, 2013, we repaid $20 million under our capital lease obligations, terminated $1 million of capital leases and entered into $32 million of new capital leases for information technology assets. During the year ended December 31, 2012, we repaid $16 million under our capital lease obligations, terminated $14 million of capital leases and entered into $63 million of new capital leases for information technology assets.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the years ended December 31, 2013 and 2012 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate caps and foreign currency derivative contracts, including forward contracts and currency options, as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the years ended December 31, 2013, 2012 and 2011, none of derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges, except as discussed below for interest rate cap derivative instruments. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated statements of operations. Losses on these interest rate derivative financial instruments amounted to $3 million, $4 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated statements of operations. Losses on these foreign currency derivative financial instruments amounted to $4 million, $0 and $2 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. The fluctuations in the fair values of our derivative financial instruments were partially offset by the impact of the changes in the value of the underlying risks they are intended to economically hedge.

In August 2013, the interest rate swap derivative contracts expired and we entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts is to hedge the risk of increase in interest costs on our floating rate debt due to an increase in USLIBOR rates. We have designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of $4 million during the year ended December 31, 2013, as a component of other comprehensive income (loss).

As of December 31, 2013, our interest rate cap contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year. As of December 31, 2013, we had a net asset position of $10 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in foreign currency rates. We used December 31, 2013 rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through the sensitivity analysis, the impact of (i) 100 basis point increase in interest rates would result in a charge of $2 million to our consolidated statements of operations and a 100 basis point decrease in interest rates would result in a credit of less than $1 million to our consolidated statements of operations and (ii) a 10% increase in foreign currency exchange rate with respect to the British pound, Euro and Australian dollar would result in a gain of approximately $1 million to our consolidated statement of operations, while a 10% decrease would result in a gain of approximately $4 million to our consolidated statement of operations.

Financial Obligations

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2013. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date; (ii) income tax payments for which the timing is uncertain; (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements; or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Year Ending December 31,
(in $ millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt (1)	45	43	1,978	33	18	1,456	3,573
Interest payments(2)	290	290	292	100	99	49	1,120
Operating leases (3)	13	10	8	6	5	19	61
Purchase commitments (4)	46	41	39	—	—	—	126

Total	394	384	2,317	139	122	1,524	4,880

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if we are unable to repay or refinance our outstanding debt under the Second Lien Credit Agreement or our unsecured debt prior to their maturity dates. The debt maturity excludes (i) $6 million of payment-in-kind interest accrued as of December 31, 2013, (ii) $64 million of payment-in-kind interest and $10 million of repayment fees that will be accrued over the term of the Tranche 2 Loans and Senior Notes and (iii) $26 million of debt discount on term loans under Sixth Amended and Restated Credit Agreement and Second Lien Credit Agreement.

(2)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of December 31, 2013. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments. As of December 31, 2013, we have $79 million of accrued interest on our consolidated balance sheet of which $73 million will be paid within the next 12 months. The interest payments include (i) $6 million of payment-in-kind interest accrued as of December 31, 2013 and (ii) $64 million of payment-in-kind interest and $10 million of repayment fees that will be accrued over the term of the Tranche 2 Loans and Senior Notes.

(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.

(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of December 31, 2013, plan contributions of $6 million are expected to be made in 2014. Funding projections beyond 2014 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2013 we had $24 million of gross unrecognized tax benefit for uncertain tax positions.

Other Commercial Commitments and Off-Balance Sheet Arrangements

Company Litigation:    We are involved in various claims, legal proceedings and governmental inquiries related to contract disputes, business practices, intellectual property and other commercial, employment and tax matters. We believe we have adequately accrued for such matters as appropriate or, for matters not requiring accrual, we will not have a material adverse effect on our results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and although we believe our accruals are adequate and/or that we have valid defenses in these matters, unfavorable resolutions could occur, which could have a material effect on our results of operations or cash flows in a particular reporting period.

On March 12, 2013, we entered into an agreement to resolve our outstanding litigation with American Airlines and entered into a new long-term distribution agreement. This agreement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

In connection with the completion of our comprehensive refinancing, on April 15, 2013, the holders of our Senior Notes and Senior Subordinated Notes agreed to waive and release all claims asserted and related to our

2011 debt restructuring. On April 16, 2013, the U.S. District Court for the Southern District of NY dismissed all claims and counterclaims relating to the litigation with prejudice.

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

GDS Revenue Recognition

Fees are collected from travel providers based upon the bookings made by travel agencies, internet sites and other subscribers. We also collect fees from travel agencies, internet sites and other subscribers for providing the ability to access schedule and fare information, book reservations and issue tickets for air travel through the use of our GDS. Our GDS records revenue for air travel reservations processed through Galileo, Apollo and Worldspan at the time of the booking of the reservation. In cases where the airline booking is cancelled, the booking fee must be refunded to the customer less any cancellation fee. Additionally, certain of our more significant contracts provide for incentive payments based upon business volume. As a result, we record revenue net of estimated future cancellations and net of anticipated incentives for customers. Cancellations prior to the day of departure are estimated based on the historical level of cancellations rates, adjusted to take into account any recent factors which could cause a change in those rates. Anticipated incentives are calculated on a consistent basis and frequently reviewed. In circumstances where expected cancellation rates or booking behavior changes, our estimates are revised, and in these circumstances, future cancellation and incentive estimates could vary materially, with a corresponding variation in net revenue. Factors which could have a significant effect on our estimates include global security issues, epidemics or pandemics, natural disasters, general economic conditions, the financial condition of travel providers, and travel related accidents.

Our GDS distribute products through a combination of owned sales and marketing organizations, or SMOs, and a network of non-owned national distribution companies, or NDCs. The NDCs are used in markets where we do not have our own SMOs to distribute our products. In cases where NDCs are owned by airlines, we may pay a commission to the NDCs/airlines for the sales of distribution services to the travel agencies and also receive revenue from the same NDCs/airlines for the sales of segments through Galileo and Worldspan. We account for the fees received from the NDCs/airlines as revenue, and commissions paid to NDCs/airlines as cost of revenue. Fees received and commissions paid are presented in the consolidated statements of operations on a gross basis, as the benefits derived from the sale of the segment are sufficiently separable from the commissions paid.

Customer Loyalty Payments and Prepaid Incentives

We make payments to travel agencies for their usage of our GDS. These payments may be made at the time of signing a long-term agreement, at specified intervals of time, upon reaching specified transaction thresholds or for each transaction processed through our GDS.

Where the payments are made to travel agents and travel providers with an objective of increasing the number of travel bookings and to improve the travel agents’ or travel providers’ loyalty, instrumented through contractual agreements with a term greater than a year, and the travel agent or the travel provider commits to achieve economic objectives for the Company, the payments are considered as customer loyalty payments and capitalized as intangible assets. These intangible assets are amortized over the period of contractual agreement on a straight line basis unless another method is more appropriate. The amortization expense is recognized within cost of revenue or revenue on the consolidated statements of operations. In addition, we estimate the recoverability of customer loyalty payments based upon the expected future cash flows from transactions generated by the related travel agencies. If the estimate of the future recoverability of amounts capitalized declines, cost of revenue will increase as the amounts are written-off. For the years ended December 31, 2013, 2012 and 2011, we did not recognize any significant impairment of customer loyalty payments. As of December 31, 2013 and December 31, 2012, customer loyalty payments, net of accumulated amortization, amounted to $152 million and $118 million, respectively.

Where payments are based on a per transaction basis, these are expensed in the month the transactions are generated. Where they are paid on signing the contract or at specified dates they are capitalized as prepaid incentives and expensed as the related revenue is recognized. As of December 31, 2013 and December 31, 2012, we recorded prepaid incentives of $42 million and $38 million, respectively, which are included in other current and non-current assets on our consolidated balance sheets.

Where payments are to be made upon the achievement of specified objectives, these are assessed as to the likelihood and amount of ultimate payment and expense recognized as incurred. If the estimate of payments to be made to travel agencies in future periods changes, based upon developments in the travel industry or upon the facts and circumstances of a specific travel agency, cost of revenue could increase or decrease accordingly.

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

The determination of the obligation and expense for our pension and other post-retirement employee benefits, such as retiree health care, is dependent on certain assumptions used by actuaries in calculating such amounts. Certain of the more important assumptions are described in Note 13 — Employee Benefit Plans to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of

this Annual Report on Form 10-K and include the discount rate, expected long-term rate of return on plan assets, rates of increase in health care costs, retirement rates, mortality rates and other factors. The effects of any modification to those assumptions are either recognized immediately or amortized over future periods in accordance with US GAAP. Actual results that differ from assumptions used are accumulated and generally amortized over future periods.

The primary assumptions affecting our accounting for employee benefits are as follows:

•

Discount rate:    The discount rate is used to calculate pension and post-retirement employee benefit obligations. The discount rate assumption is based on a constant effective yield from matching projected plan cash flows to high quality (AA) bond yields of corresponding maturities as of the measurement date. We used weighted average discount rates of 4.8% for defined benefit pension plans and 5.3% for post-retirement benefit plans to determine our pension and other benefit obligations as of December 31, 2013.

The impact of a 100 basis point increase or decrease in the discount rate for defined benefit pension plans would be to decrease pension liabilities by $66 million or increase pension liabilities by $82 million, respectively, as of December 31, 2013. The sensitivity to a 100 basis point increase or decrease in the discount rate assumption related to our pre-tax employee benefit expense for 2013 would be to decrease or increase, respectively, the 2013 pre-tax pension expense by $5 million, as the net actuarial losses or gains more than offset the decrease or increase in interest expense.

•

Expected long-term rate of return on plan assets:    The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. The expected long-term rate of return for pension assets has been determined using historical returns for the different asset classes held by our trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. In determining the pension expense for 2013, we used a weighted average expected long-term rate of return on plan assets of 7.2%.

Actual returns on pension assets for 2013, 2012 and 2011 were 9.3%, 11.6% and 5.4%, respectively, compared to the expected rate of return assumption of 7.2% 7.2% and 7.4% respectively. The impact of a 100 basis point increase or decrease in the expected return on assets for 2013 would have been to decrease or increase the 2013 pre-tax pension expense by $5 million.

While we believe these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our defined benefit pension and post-retirement employee benefit obligations and our future expense. See Note 13 — Employee Benefit Plans to the consolidated financial statements for more information regarding our retirement benefit plans.

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

Subsequent to initial recognition, we adjust the initial fair value position of the derivative instruments for the creditworthiness of our banking counterparty (if the derivative is an asset) or of our own (if the derivative is a liability). This adjustment is calculated based on default probability of the banking counterparty or the Company, as applicable, and is obtained from active credit default swap markets and is then applied to the projected cash flows. The aggregate counterparty credit risk adjustment applied to our derivative position was approximately $0 as of December 31, 2013 and December 31, 2012.

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

A portion of our debt is exposed to interest rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt. The primary interest rate exposure as of December 31, 2013 and 2012 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on the variable rate borrowings. We currently use interest rate caps as the derivative instrument in these hedging strategies, although for a portion of 2013 and in earlier years we also used interest rate swap derivative instruments.

As of December 31, 2013, we have designated certain interest rate cap derivative contracts as accounting hedges. The effective portion of changes in the fair value of these derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are reflected in earnings in the same period during which the hedged cash flow affects earnings. For the year ended December 31, 2013 we have recorded a $4 million loss in other comprehensive income (loss) and $0 in the consolidated statements of operations related our derivative instruments designated as accounting hedges.

Impairment of Goodwill and Trademarks and Tradenames

We review the carrying value of goodwill and indefinite-lived intangible assets annually or more frequently if circumstances indicate impairment may have occurred. We may first perform a qualitative assessment, evaluating a number of key factors, to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If, as a result of qualitative assessment, or if we determine quantitatively that the fair value of the reporting unit is less than its carrying value, we proceed to assess impairment of goodwill and other indefinite-lived intangible assets.

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

We perform our annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, subsequent to completing our annual forecasting process. We have adopted a quantitative approach to test goodwill and indefinite-lived assets for impairment for the year ended December 31, 2013. In performing this test, we determine fair value using the present value of expected future cash flows. The key assumptions applied in our impairment testing of goodwill and other indefinite-lived intangible assets during the fourth quarter of 2013 were (i) estimated cash flows based on financial projections for periods from 2014 through 2018, which were extrapolated to perpetuity, (ii) terminal values based on terminal growth rates not exceeding 2% and (iii) discount rates, based on WACC, ranging from 12% to 14%. As a result of the impairment testing performed in 2013, 2012 and 2011 we concluded that the fair value of goodwill and other indefinite-lived intangible assets exceeded the carrying value of the assets. As a result no impairment of intangibles was recorded in our consolidated statement of operations in any of these years.

Impairment of Definite-Lived Assets

We review the carrying value of these assets if indicators of impairment are present and determine whether the sum of the estimated undiscounted future cash flows attributable to these assets is less than the carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the definite-lived asset over its respective fair value. In estimating the fair value, we are required to make a number of assumptions including assumptions related to projections of future cash flows, estimated growth and discount rates. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could result in impairment in future periods. No indicators were identified during any of the years 2013, 2012 and 2011 requiring testing of our definite-lived assets for impairment.

Income Taxes

We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review deferred tax assets by jurisdiction to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions could cause an increase or decrease to the valuation allowance resulting in an increase or decrease in the effective tax rate, which could materially impact the results of operations. During 2013, a $66 million increase in the valuation allowance was recognized within the provision for income taxes in the consolidated statement of operations.

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

We are exposed to a variety of market risks, including changes in foreign currency exchange rates and interest rates. Our exposure to market risks is managed through the use of financial instruments when considered appropriate. We use interest rate caps, foreign currency forward contracts and foreign currency options to manage and reduce interest rate and foreign currency exchange rate risk associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

We are exclusively an end user of these financial instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. We manage our exposure to counterparty credit risk related to our use of derivatives through minimum credit standards and diversification of counterparties. Our counterparties are substantial investment and commercial banks with significant experience in providing such derivative financial instruments. More detailed information about these derivative financial instruments is provided in Note 11 — Financial Instruments to the consolidated financial statements.

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

Interest Rate Risk

Our primary interest rate exposure as of December 31, 2013 was due to interest rate fluctuations in the United States and Europe, specifically the impact of USLIBOR and EURIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

We assess our interest rate market risk utilizing a sensitivity analysis based on our interest rate derivatives and a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that the impact of a 100 basis point change in interest rates as of December 31, 2013 would not be material on our earnings.

Foreign Currency Risk

We have foreign currency exposure to exchange rate fluctuations, particularly with respect to the British pound, Euro and Australian dollar. We anticipate such foreign currency risk will remain a market risk exposure for the foreseeable future.

We assess our foreign currency market risk utilizing a sensitivity analysis based on our foreign currency derivatives and a hypothetical 10% change (increase or decrease) in the value of underlying currencies being hedged, against the US dollar as of December 31, 2013.

We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the British Pound, Euro and Australian dollar would result in a gain of approximately $1 million on our consolidated statements of operations, while a 10% decrease in foreign currency exchange rate with respect to the same currencies would result in a gain of $4 million on our consolidated statements of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed by Orbitz Worldwide, Inc. with the SEC on March 6, 2014. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Rule S-X 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the year ended December 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

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

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Other Key Officers

The following table sets forth information about our executive officers and directors:

Name	Age	Position
Gordon A. Wilson	47	President and Chief Executive Officer; Director
Eric J. Bock	48	Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	50	Executive Vice President and Chief Financial Officer
Kurt Ekert	43	Executive Vice President and Chief Commercial Officer
Mark Ryan	54	Executive Vice President and Chief Information Officer
Douglas M. Steenland	62	Chairman of the Board of Directors
Gavin R. Baiera	38	Director
Greg Blank	33	Director
Scott McCarty	40	Director

The following table sets forth information about our other key officers:

Name	Age	Position
Terence P. Conley	50	Executive Vice President, Capability and Performance
Bryan Conway	57	Senior Vice President and Chief Marketing Officer
Christopher Roberts	47	Group Vice President, Corporate Strategy and Development

Gordon A. Wilson.    Mr. Wilson has served as our President and Chief Executive Officer, as well as a member of our Board of Directors, since June 2011. Mr. Wilson has served as a member of our Executive Committee since May 2013. Mr. Wilson served as our Deputy Chief Executive Officer from November 2009 until June 2011 and as President and Chief Executive Officer of Travelport’s GDS business (which includes the Airline IT Solutions business) since January 2007. Mr. Wilson has 22 years of experience in the electronic travel distribution and airline IT industry. Prior to the acquisition of Worldspan, Mr. Wilson served as President and Chief Executive Officer of Galileo. Mr. Wilson was Chief Executive Officer of B2B International Markets for Cendant’s Travel Distribution Services Division from July 2005 to August 2006 and for Travelport’s B2B International Markets from August 2006 to December 2006, as well as Executive Vice President of International Markets from 2003 to 2005. From 2002 to April 2003, Mr. Wilson was Managing Director of Galileo EMEA and Asia Pacific. From 2000 to 2002, Mr. Wilson was Vice President of Galileo EMEA. Mr. Wilson also served as Vice President of Global Customer Delivery based in Denver, Colorado, General Manager of Galileo Southern Africa based in Johannesburg, General Manager of Galileo Portugal and Spain based in Lisbon, and General Manager of Airline Sales and Marketing based in the United Kingdom. Prior to joining Galileo International in 1991, Mr. Wilson held a number of positions in the European airline and chemical industries.

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

Philip Emery.    Mr. Emery has served as our Executive Vice President and Chief Financial Officer since October 2009 and is responsible for all aspects of finance and accounting, decision support and financial planning and analysis globally. Prior to this role, Mr. Emery had served as Chief Financial Officer of Travelport’s GDS division since September 2006. Mr. Emery is a member of the Board of Directors of eNett. Before joining Travelport, from January 2006 to September 2006, Mr. Emery was an Entrepreneur in Residence with Warburg Pincus. Between 2002 and 2005, Mr. Emery was Chief Financial Officer of Radianz, a global extranet for the financial services industry, based in New York, which was sold to British Telecom in 2005. Prior to that, Mr. Emery worked in a number of global and European strategic planning and financial roles for London Stock Exchange and NASDAQ-listed companies, such as Rexam plc and 3Com Inc., holding roles such as International Finance Director and Controller and Operations Director.

Kurt Ekert.    Mr. Ekert is our Executive Vice President and Chief Commercial Officer with global responsibility for sales, customer engagement, marketing, product, pricing, supplier services/content and operations across over 170 countries. Prior to this role, Mr. Ekert was Chief Operating Officer of the Company’s former GTA business, where Mr. Ekert led GTA’s commercial and operating functions, as well as all elements of its online consumer business. Before joining GTA, Mr. Ekert was Senior Vice President, Travelport Supplier Services. Also at Travelport, Mr. Ekert has held the positions of Group Vice President, Strategy and Business Development and Chief Operating Officer, Travelport/Orbitz for Business. Prior to joining Travelport, Mr. Ekert’s experience in the travel industry included a number of senior finance roles at Continental Airlines. Mr. Ekert serves as a director of Passur Aerospace, Inc.

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

Douglas M. Steenland.    Mr. Steenland has served as our Chairman since May 2013 and as a member of our Compensation Committee since August 2011. Mr. Steenland served as Chairman of our Executive Committee from May 2013 until March 2014 and as a member of our Audit Committee from August 2011 until March 2014. Mr. Steenland served as our Vice Chairman from August 2011 until May 2013. Mr. Steenland is Chairman of the Board of Performance Food Group Inc. and holds a portfolio of board directorships, including American International Group, Inc., a New York Stock Exchange company, and its wholly owned subsidiary, International Lease Finance Corporation, Chrysler Group LLC, Digital River, Inc., a Nasdaq company, RGIS, Inc. and Hilton Worldwide Inc. Mr. Steenland previously held numerous executive roles during seventeen years with Northwest Airlines Corporation, most latterly as President and Chief Executive Officer, from October 2004 until its merger with Delta Air Lines in October 2008. In the past ten years, Mr. Steenland has also served as a director of Northwest Airlines Corporation and Delta Air Lines, Inc. Mr. Steenland was President and Chief Executive Officer of Northwest Airlines Corporation when it filed for Chapter 11 bankruptcy in 2005.

Gavin R. Baiera.    Mr. Baiera has served as a member of our Board of Directors, as a member of our Audit Committee and Compensation Committee since October 2011 and as a member of our Executive Committee since May 2013. Mr. Baiera is a Managing Director at Angelo, Gordon & Co., L.P., a privately-held registered investment advisor currently managing approximately $23 billion. Prior to joining Angelo Gordon, Mr. Baiera was co-head of the Strategic Finance Group at Morgan Stanley which was responsible for all origination, underwriting and distribution of restructuring transactions. Prior to joining Morgan Stanley in 2005, Mr. Baiera was a Vice President and General Electric Capital Corporation concentrating on underwriting and investing in restructuring transactions. Mr. Baiera began his career at General Electric Capital Corporation in their financial management program. Mr. Baiera serves on the Board of Directors of American Media, Inc.

Greg Blank.    Mr. Blank has served as a member of our Board of Directors and a member of our Audit Committee and Compensation Committee since May 2013. Mr. Blank has served as Chairman of our Audit Committee since January 2014. Mr. Blank is a Principal in the Corporate Private Equity Group of The Blackstone Group, where he focuses primarily on investments in the Technology, Media and Telecommunications and Industrials sectors. Since joining Blackstone in 2009, Mr. Blank has been involved in the evaluation and execution of private equity transactions in a variety of industries and across geographies, including in the United States, Germany, Asia, and Australia/New Zealand. Prior to joining Blackstone, Mr. Blank was an Associate at Texas Pacific Group (TPG) in San Francisco, where he was involved in the evaluation and execution of private equity transactions. Prior to that, Mr. Blank worked in investment banking at Goldman, Sachs & Co. focused on Technology, Media and Telecommunications clients. Mr. Blank received an AB in Economics from Harvard College, where he graduated magna cum laude and was elected to Phi Beta Kappa. Mr. Blank also earned an MBA with High Distinction from the Harvard Business School, where he graduated as a Baker Scholar. Mr. Blank serves on the Boards of Directors of The Weather Channel and Antares Restaurant Group.

Scott McCarty.    Mr. McCarty has served as a member of our Board of Directors and a member of our Audit Committee, Compensation Committee and Executive Committee since May 2013. Mr. McCarty is a partner of Q Investments and has been with Q Investments since 2002. Prior to his current position as manager of the venture capital, private equity, and distressed investment groups, he was a portfolio manager. Before joining Q Investments, Mr. McCarty was a captain in the United States Army and worked in the office of U.S. Senator Kay Bailey Hutchison. Mr. McCarty graduated with a BS from the United States Military Academy at West Point, where he was a Distinguished Cadet and recipient of the General Lee Donne Olvey Award, and earned an MBA from Harvard Business School.

Terence P. Conley.    Mr. Conley has served as our Executive Vice President, Capability and Performance since January 2013. Mr. Conley was formerly a Special Advisor and Travelport’s Executive Vice President of Integration. He played an integral role in the acquisition of Worldspan and led the integration of Worldspan into Travelport GDS. Prior to this role, Mr. Conley was Travelport’s Chief Administrative Officer, responsible for communications, corporate IT, real estate and contact centers. Formerly, Mr. Conley was Executive Vice President of Human Resources and Corporate Services for Cendant Corporation, where he oversaw global HR, facilities management, corporate real estate, events marketing and security functions throughout the enterprise. Prior to joining Cendant, Mr. Conley spent nearly 10 years with the PepsiCo organization, with HR leadership assignments in corporate and all their subsidiaries. His last position with this organization was Vice President of Human Resources at The Pepsi-Cola Company. In this role, Mr. Conley culminated his career by leading the HR aspects of the formation of independent bottling entities as a result of the break-up of the Pepsi-Cola sales and distribution organization. Prior to this role, Mr. Conley was Director of Human Resources with PepsiCo’s Frito Lay division, Director of Human Resources for PepsiCo Corporate and Director of Human Resources with PepsiCo’s KFC unit. Previously, Mr. Conley served in various HR capacities with RH Macy & Company.

Bryan Conway.    Mr. Conway has served as our Senior Vice President and Chief Marketing Officer since November 2012. As our Chief Marketing Officer, Mr. Conway has overall responsibility for the definition, lifecycle management and marketing of our products and services to all customer groups. Mr. Conway also oversees market strategy and research, and marketing communications globally. Mr. Conway has performed a wide range of commercial roles in the 25 years he has been with Travelport and its predecessors. Immediately prior to his current appointment as Chief Marketing Officer, Mr. Conway was Global Head of Commercial Operations & Supplier Services for Travelport GDS. Previous positions include Managing Director Europe, Middle East & Africa; Vice President, Airline Services for the same region; and General Manager for Galileo Southern Africa. Mr. Conway moved to Johannesburg from Hong Kong, where he helped establish Galileo’s current presence in Asia, building a network of distributors in the region. Previously, he had undertaken a similar task in Europe and then in Latin America. Mr. Conway joined Galileo International as a Marketing Manager in 1988.

Christopher Roberts.    Mr. Roberts has been our Group Vice President, Corporate Strategy and Development since January 2014. In this role, Mr. Roberts assists in the development of our corporate strategy, including mergers and acquisitions activities, strategic alliances and the development of new business initiatives. Mr. Roberts has extensive executive management experience in a range of high-profile, technology-led companies, including Hewlett Packard, Vodafone and Regus Group Services. From August 2010 until December 2013, Mr. Roberts was an executive of Regus Group Services, including the roles of Global Director – New Business Commercialization and Global Product Director – Office, Campus and Services. From September 2006 until August 2010, Mr. Roberts was an executive of British Telecommunications Alliance for Hewlett Packard UK. From January 2005 through August 2006, Mr. Roberts served as Head of Global Service Platforms, One Vodafone, of Vodafone Group Services Limited, and prior to this, from June 2003 until January 2005, as Head of Programme Management for Vodafone Group Technology – Global Service Development.

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

Board Composition

Committees of the Board

Our Board of Directors has an audit committee and a compensation committee. Our Board of Directors may also establish from time to time any other committees that it deems necessary and advisable. None of the Directors on these committees are independent directors.

Audit Committee

Our Audit Committee is comprised of Messrs. Blank, Baiera and McCarty. Mr. Blank is the Chairman of the Audit Committee. The Audit Committee is responsible for assisting our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. Accordingly, our Board of Directors has not made a determination as to whether it has an audit committee financial expert.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Steenland, Baiera, Blank and McCarty. Mr. Steenland is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining executive base compensation and incentive compensation and approving the terms of grants pursuant to our equity incentive program.

Code of Business Conduct

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

We have, from time to time, used market data provided by Pay Governance, Towers Watson, and New Bridge Street Consultants (an Aon Hewitt company) to obtain comparative information about the levels and forms of compensation that companies of comparable size to us award to executives in comparable positions. We use this data to confirm that our executive compensation program is competitive and that the compensation we award to our senior executives is competitive with that awarded to senior executives in similar positions at similarly-sized companies. Our market comparison information is generally based upon S&P 500 and FTSE 250 and 350 survey data. We also use compensation data on competitive companies to the extent that it is available.

The Compensation Committee of our Board of Directors is comprised of Messrs. Steenland (chair), Baiera, Blank, and McCarty. The purpose of the Compensation Committee is to, among other things, determine executive compensation and approve the terms of our equity incentive plans.

Compensation of Our Named Executive Officers

Our Named Executive Officers for the fiscal year ended December 31, 2013 are Gordon Wilson, our President and Chief Executive Officer; Eric J. Bock, our Executive Vice President, Chief Legal Officer and Chief Administrative Officer; Philip Emery, our Executive Vice President and Chief Financial Officer; Kurt Ekert, our Executive Vice President and Chief Commercial Officer; and Mark Ryan, our Executive Vice President and Chief Information Officer.

Executive Compensation Objectives and Philosophy

Our primary executive compensation objective is to attract and retain top talent from within the highly competitive global marketplace so as to maximize shareholder value. We seek to recruit and retain individuals who have demonstrated a high level of expertise and experience and who are leaders in our unique, technology-based industry. Our highly competitive compensation program is composed of four principal components:

•	salary;

•	annual incentive compensation (bonus awards);

•	long-term incentive compensation (generally in the form of restricted share units); and

•	comprehensive employee benefits and limited executive perquisites.

Our executive compensation strategy uses cash compensation and perquisites to attract and retain talent, and our variable cash and long-term incentives aim to ensure a performance-based delivery of pay that aligns, as much as possible, our Named Executive Officers’ rewards with our shareholders’ interests and takes into account competitive factors and the need to attract and retain talented individuals. We use a balance of performance and time-based targets aligned to our strategic objectives. We also consider individual circumstances related to each executive’s retention.

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

Bonuses.    We pay several different types of bonuses:

•

Discretionary Bonus.    Discretionary bonuses can take the form of signing, sale, transaction and other discretionary bonuses, as determined by the Compensation Committee of our Board of Directors. We paid discretionary bonuses to our Named Executive Officers in 2013, as described under “— Summary Compensation Table” below, and we may elect to pay these types of bonuses again from time to time in the future.

•

Annual Incentive Compensation (Bonus).    We have developed an annual bonus program to align executives’ goals with our objectives for the applicable year. The target bonus payment for each of our Named Executive Officers is specified in each Named Executive Officer’s employment agreement or related documentation and ranges from 100% to 150% of each Named Executive Officer’s base salary. As receipt of these bonuses is subject to the attainment of financial performance criteria, they may be paid, to the extent earned or not earned, at, below, or above target levels. The bonuses paid for 2013 are set forth in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column. Bonuses for 2014 will be paid on an annual basis and will be based upon the achievement of Adjusted EBITDA and revenue targets established by our Board of Directors. For 2014, our Named Executive Officers will have a maximum potential award of twice their target bonus.

•	Retention. In certain circumstances, we provide additional incentives in order to ensure retention of key executives.

Long-Term Incentive Compensation.    The principal goal of our long-term incentive plans is to align the interests of our executives and our shareholders, and to retain and motivate our key executives.

•

Stock Partnership in TDS Investor (Cayman) L.P.    We have provided long-term incentives through our TDS Investor (Cayman) L.P. equity incentive plan. Under the terms of the plan, we granted equity incentive awards in the form of Class A-2 Interests and/or restricted equity units (“REUs”) of TDS Investor (Cayman) L.P. (“TDS”), a limited partnership that, prior to our comprehensive refinancing in April 2013, was our majority parent, to officers, employees, non-employee directors or consultants. Each Class A-2 Interest represents an interest in a limited partnership and has economic characteristics that are similar to those of shares of common stock in a corporation. On May 8, 2013, we issued additional Class A-2 Interests to our Named Executive Officers that vested immediately. As set forth in footnote 16, “Equity-Based Compensation” to the consolidated financial statements included in this 10-K, there are no REUs or Class A-2 Interests available for grant, and therefore we do not expect to make future grants of Class A-2 Interests.

•

Stock Ownership in Travelport Worldwide Limited.    We provide long-term incentives through our Travelport Worldwide Limited (“TWW”) equity incentive plans, the 2013 version of which is described further below under “— Our Equity Incentive Plans.” Under the terms of the 2013 plan, we may grant equity incentive awards in the form of shares, options and/or restricted share units (“RSUs”) in TWW, which one of our parent companies, to officers, employees, non-employee directors or consultants. Each share represents a common share of stock in TWW. Each TWW RSU entitles its holder to receive one share at a future date, subject to certain vesting conditions. In 2013, we awarded performance-based and time –based restricted share units in TWW (“PRSUs” and “TRSUs”, respectively) to our Named Executive Officers, as described in more detail below, and referred to as the “2013 LTIP”.

•

2012 Executive Long-Term Incentive Plan.    We provide cash long-term incentives through our Travelport 2012 Executive Long-Term Incentive Plan (the “2012 LTIP”). Under the terms of the 2012 LTIP, we granted cash-based awards to our Named Executive Officers that will be paid based on continued employment and our achievement of certain performance targets. One quarter of the award was eligible to be paid in March 2013 (based on Company performance, 95.3% of that amount was earned and paid), and the remainder is eligible to be paid in March 2014 (based on Company performance, 85% of the second quarter will be paid, and 100% of the final half that is time-based will be paid), with earlier “good leavers” eligible for pro-rata payment.

•

2013 Long-Term Management Incentive Program.    In order to retain our key executives, we provide long-term incentives through our 2013 Long-Term Management Incentive Program (the “2013 LTMIP”). Under the terms of this program, we granted awards to our Named Executive Officers that were and will be paid based on continued employment and subject to compliance under the covenants in our debt agreements. The awards under this program vest semi-annually over three years (2013-2015), with 12.5% of the award eligible for vesting in each of the first four semi-annual vesting dates and 25% eligible for vesting in each of the last two semi-annual vesting dates. Following a change in control, earlier “good leavers” are eligible for monthly vesting for the period of service plus 18 months.

Pension and Non-Qualified Deferred Compensation.    None of our Named Executive Officers receives benefits under a defined benefit pension plan. We do, however, provide for limited deferred compensation arrangements for US executives.

All Other Compensation.    We have a limited program granting perquisites and other benefits to our executive officers.

Employment Agreements.    We have entered into employment agreements with our Named Executive Officers. In 2013, this included a letter agreement with Mr. Ekert with respect to certain terms and conditions of his employment. These agreements are described more fully below under “— Employment Agreements” and “— Potential Payments Upon Termination of Employment or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Compensation Committee

Douglas M. Steenland

Gavin R. Baiera

Greg Blank

Scott McCarty

Summary Compensation Table

The following table contains compensation information for our Named Executive Officers for the fiscal year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)		Total ($)
Gordon Wilson,	2013	910,910	149,407	4,195,508	2,609,009	210,983	(6)	8,075,817
President, Chief Executive Officer and Director (5)	2012	894,025	77,372	0	1,847,495	258,809		3,077,071
	2011	822,590	87,865	1,227,925	2,532,571	181,966		4,852,916
Eric J. Bock,	2013	600,000	61,864	1,991,353	1,156,250	80,350	(7)	3,889,817
Executive Vice President, Chief Legal Officer and Chief Administrative Officer	2012	600,000	534,360	0	839,125	164,029		2,137,513
	2011	600,003	2,389,149	496,220	1,156,204	309,658		4,951,234
Philip Emery,	2013	579,670	49,935	2,075,267	1,147,978	142,201	(8)	3,995,051
Executive Vice President and Chief Financial Officer (5)	2012	568,925	26,277	0	801,835	146,121		1,543,158
	2011	443,033	181,596	334,684	819,785	118,988		1,898,085
Kurt Ekert,	2013	550,000	26,786	1,946,368	1,131,250	76,681	(9)	3,731,085
Executive Vice President and Chief Commercial Officer	2012	424,231	15,092	0	629,125	65,456		1,133,904
	2011	400,000	16,822	186,943	600,000	61,408		1,265,172
Mark Ryan,
Executive Vice President and Chief Information Officer	2013	400,000	23,953	1,145,266	831,250	62,556	(10)	2,463,026
	2012	390,000	9,154	0	569,125	36,252		1,004,530

(1)	Amounts included in this column reflect (a) discretionary payments to each of our Named Executive Officers in March 2013, April 2012 and April 2011, (b) payments to Mr. Bock in the form of sale/transaction bonuses in May 2011 and October 2011 and quarterly retention payments in each quarter of 2012, and (c) a transaction bonus paid to Mr. Emery in June 2011. The amounts in this column do not include, however, any amounts paid as annual incentive compensation (bonus), under the 2012 LTIP or the 2013 LTMIP, which are reported separately in the column entitled “Non-Equity Incentive Plan Compensation”.

(2)

Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 Compensation — Stock Compensation (“FASB ASC 718”) for restricted equity units (“REUs”) with service and performance-based vesting conditions; share bonus awards that vested immediately; awards of Class A-2 Interests; and restricted share units (“RSUs”) with service and performance-based vesting conditions, granted in the relevant year. As a result, the amounts included in this column do not cover the portion of awards for which the performance goals have not yet been established and communicated. The corresponding maximum grant date fair value for the awards for the applicable year are as follows: for Mr. Wilson: $1,227,925 for 2011, $0 for 2012, and $4,195,508 for 2013; for Mr. Bock: $496,220 for 2011,$0 for 2012, and $1,991,353 for 2013; for Mr. Emery: $334,684 for 2011, $0 for 2012, and $2,075,267 for 2013; for Mr. Ekert: $186,943 for 2011, $0 for 2012, and $1,946,368 for 2013; and for Mr. Ryan: $0 for 2012 and $1,145,266 for 2013. Related fair values consider the right to receive dividends in respect of such equity awards, and, accordingly, dividends paid are not separately reported in this table. Assumptions used in the calculation of these amounts are included in footnote 16, “Equity-Based Compensation,” to the consolidated financial statements included in this Form 10-K.

(3)	Amounts included in this column include amounts paid as annual incentive compensation under our performance-based bonus plan, the performance and time-based amounts paid under the 2012 LTIP, and the 2013 LTMIP. For Messrs. Wilson and Emery, amounts paid and payable under the 2012 LTIP and 2013 LTMIP are expressed in US dollars as the awards were made in US dollars, but those amounts have been and will be converted into British pounds based on the exchange rate at the time the payments are made.

(4)	As detailed in footnote 2 above, the right to receive dividends in respect of equity awards is included in the FASB ASC 718 value and, thus, any dividends paid to our Named Executive Officers are not included in All Other Compensation.

(5)	All amounts expressed for Messrs. Wilson and Emery (with the exception of equity awards) were paid in British pounds and have been converted to US dollars at the applicable exchange rate for December 31 of the applicable year, i.e. 1.6562 US dollars to 1 British Pound as of December 31, 2013, 1.6255 US dollars to 1 British pound as of December 31, 2012, and 1.5545 US dollars to 1 British pound as of December 31, 2011.

(6)	Includes company matching pension contributions of $82,802, supplemental cash allowance in lieu of pension contributions of $53,827, travel allowance of $8,281, cash car allowance of $52,998, financial planning benefits of $2,484, and tax assistance of $10,591.

(7)	Includes company matching 401(k) contributions of $15,300, car allowance benefits of $15,250, financial planning/tax preparation benefits of $15,950, tax assistance on such car allowance and financial planning/tax preparation benefits of $27,138, payment of employee FICA on vesting of equity of $3,559 and tax assistance on such FICA of $3,153.

(8)	Includes company matching pension contributions of $82,777, supplemental cash allowance in lieu of pension contributions of $4,141, travel allowance of $8,281, car allowance benefits of $25,340, financial planning benefits of $1,656 and commuting benefits of $20,006.

(9)	Includes company matching 401(k) contributions of $15,300, car allowance benefits of $17,616, financial planning/tax preparation benefits of $14,160, tax assistance on such car allowance and financial planning/tax preparation benefits of $27,048, payment of employee FICA on vesting of equity of $1,349 and tax assistance on such FICA of $1,208.

(10)	Includes company matching 401(k) contributions of $15,300, car allowance benefits of $16,140, financial planning/tax preparation benefits of $10,411, tax assistance on such car allowance and financial planning/tax preparation benefits of $17,184, payment of employee FICA on vesting of equity of $1,995 and tax assistance on such FICA of $1,527.

Grants of Plan-Based Awards During 2013

			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Plan Awards		All Other Stock Awards: Number of Shares of Stock Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)
Gordon Wilson,	Non-Equity Incentive Plan		$500,000	$2,616,365	$3,982,730
President, Chief Executive Officer	TDS A-2s	5/8/2013						3,600,000	216,000
and Director	TWW TRSUs	5/22/2013						10,400,000	3,848,000
	TWW PRSUs	5/22/2013				2,600,000	5,200,000

Eric J. Bock,	Non-Equity Incentive Plan		$200,000	$1,175,000	$1,775,000
Executive Vice President, Chief	TDS A-2s	5/8/2013						1,575,000	94,500
Legal Officer and Chief	TWW TRSUs	5/22/2013						4,900,000	1,813,000
Administrative Officer	TWW PRSUs	5/22/2013				1,225,000	2,450,000

Philip Emery,	Non-Equity Incentive Plan		$200,000	$1,154,670	$1,734,340
Executive Vice President and	TDS A-2s	5/8/2013						1,083,000	64,980
Chief Financial Officer	TWW TRSUs	5/22/2013						4,900,000	1,813,000
	TWW PRSUs	5/22/2013				1,225,000	2,450,000

Kurt Ekert,	Non-Equity Incentive Plan		$225,000	$1,150,000	$1,700,000
Executive Vice President and	TDS A-2s	5/8/2013						622,000	37,320
Chief Commercial Officer	TWW TRSUs	5/22/2013						4,900,000	1,813,000
	TWW PRSUs	5/22/2013				1,225,000	2,450,000

Mark Ryan,	Non-Equity Incentive Plan		$175,000	$950,000	$1,350,000
Executive Vice President and	TDS A-2s	5/8/2013						366,000	21,960
Chief Information Officer	TWW TRSUs	5/22/2013						2,666,667	986,667
	TWW PRSUs	5/22/2013				666,667	1,333,333

(1)	As noted in footnote 3 to the Summary Compensation Table above, these amounts reflect our 2013 annual performance-based bonus plan, the 2012 LTIP and the 2013 LTMIP.

(2)	For the PRSUs that were granted under the 2013 LTIP, in the event that target is achieved, all of the PRSUs will vest.

(3)	These amounts reflect maximum grant date value of the award computed in accordance with FASB ASC 718. See footnote 2 to the Summary Compensation Table above.

Employment Agreements

We have employment agreements with each of our Named Executive Officers, which supersede all prior understandings regarding their employment. We have also granted our Named Executive Officers equity-based awards in TDS and TWW. The severance arrangements for our Named Executive Officers are described below under “— Potential Payments Upon Termination of Employment or Change in Control.”

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

Eric J. Bock, Executive Vice President, Chief Legal Officer and Chief Administrative Officer

Compensation, Term.    The employment agreement for Eric Bock, as amended on May 27, 2011, has a one-year initial term commencing September 26, 2009. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Bock is eligible for a target annual bonus of 100% of his base salary. Mr. Bock’s current base salary is $600,000.

Philip Emery, Executive Vice President and Chief Financial Officer

Compensation, Term.    Travelport International Limited, our wholly-owned, indirect subsidiary, entered into a contract of employment with Mr. Emery effective October 1, 2009, as amended on March 28, 2011 and November 24, 2011. Mr. Emery’s employment agreement with us continues until it is terminated by either party giving to the other at least 12 months’ prior written notice. If full notice is not given, we will pay salary (and in certain circumstances following a change in control, target bonus) in lieu of notice for any unexpired period of notice, regardless of which party gave notice of termination. Mr. Emery is eligible for a target annual bonus of 100% of his base salary. Mr. Emery’s current base salary is £350,000.

Kurt Ekert, Executive Vice President and Chief Commercial Officer

Compensation, Term.    Travelport, LP, our wholly-owned, indirect subsidiary, entered into an employment agreement with Kurt Ekert, as amended on November 23, 2011 and March 6, 2013, that has a one-year initial term commencing October 21, 2011. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Ekert is eligible for a target annual bonus of 100% of his base salary. Mr. Ekert’s current base salary is $550,000.

Mark Ryan, Executive Vice President and Chief Information Officer

Compensation, Term.    Travelport, LP, our wholly-owned, indirect subsidiary, entered into an employment agreement with Mark Ryan, as amended on December 3, 2012, that has a one-year initial term commencing December 16, 2011. It provides for automatic one-year renewal periods upon the expiration of the initial term or any subsequent term, unless either party provides the notice of non-renewal at least 120 days prior to the end of the then-current term. Mr. Ryan is eligible for a target annual bonus of 100% of his annual base salary. Mr. Ryan’s current base salary is $400,000.

Effective March 10, 2014, Mr. Ryan will be an advisor to the Company until April 18, 2014. Pursuant to such separation, Mr. Ryan will receive severance pay and benefits as set forth in his employment agreement, as well as vesting on the next semi-annual vesting date under the 2013 LTMIP. A copy of Mr. Ryan’s separation agreement will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.

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

Our Equity Incentive Plan

TDS Investor (Cayman) L.P.

Under the terms of the TDS Investor (Cayman) L.P. 2006 Interest Plan, as amended and/or restated, we may grant equity incentive awards in the form of Class A-2 Interests or REUs to our current or prospective officers, employees, non-employee directors or consultants. Class A-2 Interests are interests in a limited partnership and have economic characteristics that are similar to those of shares of common stock in a corporation. As set forth above, after a grant of Class A-2 Interests in May 2013, there are no Class A-2 Interests or REUs in TDS that are eligible for grant, and therefore we do not expect to make grants under the 2006 Interest Plan in the future.

Travelport Worldwide Limited

On May 22, 2013, the Board of Directors of TWW approved a grant of RSUs under the Travelport Worldwide Limited 2013 Equity Plan to each of our Named Executive Officers. A portion of these RSUs is time-based and will vest in semi-annual installments over three years, with the first vesting on October 15, 2013. The remainder of these RSUs are eligible for vesting on April 15, 2016 based on our achievement of EBITDA, cash flow and/or other financial targets established and defined by the Board. Vesting of the time-based and performance-based RSUs are subject to each executive’s continued employment with us, subject to earlier acceleration in certain circumstances described in more detail below under “— Potential Payments Upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2013 Fiscal-Year End

	Stock Awards
Name	Type of Award (1)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (2)
Gordon Wilson, President, Chief Executive	2011 TWW RSUs	86,592	24,246
Officer and Director	2013 TWW TRSUs	8,666,667	2,426,667
	2013 TWW PRSUs			5,200,000	1,456,000
Eric J. Bock, Executive Vice President, Chief Legal	2011 TWW RSUs	55,233	15,465
Officer and Chief Administrative Officer	2013 TWW TRSUs	4,083,333	1,143,333
	2013 TWW PRSUs			2,450,000	686,000
Philip Emery,	2011 TWW RSUs	67,551	18,914
Executive Vice President and	2013 TWW TRSUs	4,083,333	1,143,333
Chief Financial Officer	2013 TWW PRSUs			2,450,000	686,000
Kurt Ekert,	2011 TWW RSUs	34,579	9,682
Executive Vice President and	2013 TWW TRSUs	4,083,333	1,143,333
Chief Commercial Officer	2013 TWW PRSUs			2,450,000	686,000
Mark Ryan,	2011 TWW RSUs	40,375	11,305
Executive Vice President and Chief	2013 TWW TRSUs	2,222,222	622,222
Information Officer	2013 TWW PRSUs			1,333,333	373,333

(1)	This includes all awards authorized by the Board of Director of TWW, and includes awards which have not yet been recognized for accounting purposes as being granted.

(2)	The equity underlying these awards is not publicly traded. Payout Value in this column is based upon the established values of each RSU based upon the most recently completed independent valuation of TWW as of December 31, 2013.

Option Exercises and Stock Vested in 2013

Name	Plan or Award Type	Number of Restricted Equity Units Becoming Vested During the Year (1)	Number of TDS Class A-2 Interests Becoming Vested During the Year	Number of TWW Shares Becoming Vested During the Year(1)	Value Realized on Vesting($)
Gordon Wilson,	2009 LTIP REUs	1,032,783			273,687
President, Chief Executive	2013 TDS A-2s		3,600,000		216,000
Officer and Director	2013 TWW TRSUs			1,733,333	485,333
Eric J. Bock,
Executive Vice President,	2009 LTIP REUs	658,530			174,510
Chief Legal Officer	2013 TDS A-2s		1,575,000		94,500
and Chief Administrative Officer	2013 TWW TRSUs			816,667	228,667
Philip Emery,	2009 LTIP REUs	413,113			109,475
Executive Vice President and	2010 LTIP REUs	509,091			48,364
Chief Financial Officer	2011 REU Awards	392,500			37,288
	2013 TDS A-2s		1,083,000		64,980
	2013 TWW TRSUs			816,667	228,667
Kurt Ekert,	2009 LTIP REUs	249,548			66,130
Executive Vice President and	2010 LTIP REUs	339,393			32,242
Chief Commercial Officer	2013 TDS A-2s		622,000		37,320
	2013 TWW TRSUs			816,667	228,667
Mark Ryan,	2009 LTIP REUs	369,120			97,817
Executive Vice President and	2010 LTIP REUs	339,393			32,242
Chief Information Officer	2012 RSU Awards			68,000	25,160
	2013 TDS A-2s		366,000		21,960
	2013 TWW TRSUs			444,445	124,445

(1)	The vesting events reflected above include the January 1, 2013 vesting of the 2012 tranche of REUs granted under the 2009 LTIP, the August 1, 2013 vesting of the 2012 tranche of REUs granted under the 2010 LTIP and separately in 2011 for Mr. Emery only (including previously unvested REUs eligible for catch-up vesting), and the October 15, 2013 vesting of 2013 TWW TRSUs. In addition, these figures include the immediate vesting of TDS Class A-2 Interests granted and accelerated vesting certain previously unvested performance-based awards of TDS REUs and TWW RSUs, both of which took place on May 8, 2013. It does not, however, include the January 1, 2014 vesting of the TWW RSU awards granted under the 2011 LTIP.

Pension Benefits in 2013

No Named Executive Officers are currently participating in a defined benefit plan sponsored by us or our subsidiaries and affiliates.

Nonqualified Deferred Compensation in 2013

All amounts disclosed in this table relate to our Travelport Officer Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows certain executives in the United States to defer a portion of their compensation until a later date (which can be during or after their employment), and to receive an employer match on their contributions. In 2013, this compensation included base salary, deal/transaction bonuses, discretionary bonuses and annual and quarterly bonuses, and the employer match was 100% of employee contributions of up to 6% of the relevant compensation amount. Each participant can elect to receive a single lump payment or annual installments over a period elected by the executive of up to 10 years.

In contrast to the Summary Compensation Table and other tables that reflect amounts paid in respect of 2013, the table below reflects deferrals and other contributions occurring in 2013 regardless of the year for which the compensation relates, i.e. the amounts below include amounts deferred in 2013 in respect of 2012 but not amounts deferred in 2014 in respect of 2013.

Name	Beginning Balance at Prior FYE (12/31/2012) ($)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (12/31/2013) ($)
Gordon Wilson	—	—	—	—	—	—
President, Chief Executive Officer and Director (1)
Eric J. Bock	969,219	43,200	43,200	105,357	0	1,160,976
Executive Vice President, Chief Legal Officer and Chief Administrative Officer
Philip Emery	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer (1)
Kurt Ekert	2,277	0	0	557	0	2,834
Executive Vice President and Chief Commercial Officer (2)
Mark Ryan	0	0	0	0	0	0
Executive Vice President and Chief Information Officer

(1)	Each of Messrs. Wilson and Emery participate in a United Kingdom defined contribution pension scheme that is similar to a 401(k) plan and, therefore, is not included in this table.

(2)	Mr. Ekert was also a participant in the Travelport Americas, LLC Savings Restoration Plan (the “Savings Restoration Plan”), a non-qualified deferred compensation plan in which certain US executives could contribute until January 1, 2008. The balances in this Non-Qualified Deferred Compensation table reflect the Savings Restoration Plan only for Mr. Ekert, as he did not have a balance in the Deferred Compensation Plan in 2013.

Potential Payments Upon Termination of Employment or Change in Control

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which our Named Executive Officers would be entitled upon termination of employment on December 31, 2013.

Current	Cash Severance Payment($)	Continuation of Certain Benefits (Present value)($)	Acceleration and Continuation of Equity (Unamortized Expense as of 12/31/2013)($)	Total Termination Benefits($)
Gordon Wilson
• Voluntary retirement	0	0	0	0
• Involuntary termination	4,554,550	0	2,380,135	6,934,685
• Change in Control (CIC)	0	0	24,246	24,246
• Involuntary or good reason termination after CIC	5,742,050	0	3,906,913	9,648,963
Eric J. Bock
• Voluntary retirement	0	0	0	0
• Involuntary termination	0	42,723	1,125,451	1,168,174
• Change in Control (CIC)	0	0	15,465	15,465
• Involuntary or good reason termination after CIC	475,000	42,723	1,844,798	2,362,521
Philip Emery
• Voluntary retirement	0	0	0	0
• Involuntary termination	1,159,340	0	1,128,900	2,288,240
• Change in Control (CIC)	0	0	18,914	18,914
• Involuntary or good reason termination after CIC	3,370,550	0	1,848,248	5,218,798
Kurt Ekert
• Voluntary retirement	0	0	0	0
• Involuntary termination	1,650,000	44,137	1,119,668	2,813,805
• Change in Control (CIC)	0	0	9,682	9,682
• Involuntary or good reason termination after CIC	2,734,375	44,137	1,839,015	4,617,527
Mark Ryan
• Voluntary retirement	0	0	0	0
• Involuntary termination	800,000	32,857	11,305	844,162
• Change in Control (CIC)	0	0	11,305	11,305
• Involuntary or good reason termination after CIC	1,215,625	32,857	1,006,860	2,255,343

Accrued Pay and Regular Retirement Benefits.    The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to our salaried employees generally upon termination of employment, such as:

•	Accrued salary and vacation pay (if applicable);

•	Earned but unpaid bonuses;

•	Distributions of plan balances under our 401(k) plan; and

•

Payment under the 2012 LTIP that has been previously earned, based on Company performance and continued employment. Any such payment(s) to eligible departing executives will be made at the time at the same time active executives will be paid, i.e. March 2014.

Deferred Compensation.    The amounts shown in the table do not include distributions of plan balances under our Deferred Compensation Plan and Savings Restoration Plan. Those amounts are shown in the Nonqualified Deferred Compensation in 2013 table above.

Death and Disability.    A termination of employment due to death or disability does not entitle the Named Executive Officers to any payments or benefits that are not available to salaried employees generally, except a pro-rata portion of their annual bonus for the year of death or disability in the case of Messrs. Bock and Ekert.

Involuntary and Constructive Termination and Change-in-Control Severance Pay.    Our Named Executive Officers are entitled to severance pay in the event that their employment is terminated by us without cause or, in the case of Messrs. Ekert and Ryan, if the Named Executive Officer resigns as a result of a constructive termination or, in the case of Messrs. Wilson and Emery, a resignation due to fundamental breach of contract. The amounts shown in the table are for such “involuntary or constructive terminations” and are based on the following assumptions and provisions in the employment agreements:

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

•

Cash severance payment.    For Mr. Wilson, this represents two times the sum of his base salary and target annual bonus. For Mr. Emery, this represents 12 months of salary plus pro-rata target bonus for 2013, and, for a termination following a change in control, 24 months of base annual salary and target bonus (which applies in certain circumstances following a change in control), plus pro-rata target bonus for 2013. For Mr. Ekert, this represents a cash severance payment of two times his base annual salary (and, in certain circumstances following a change in control, one times his target bonus) plus a pro-rata target bonus for 2013. For Mr. Ryan, this represents a cash severance payment of one times his base annual salary plus pro-rata target bonus for 2013. The Company is also required to give Messrs. Wilson and Emery 12 months of notice or pay in lieu of notice. In the case of Messrs. Emery, Ekert and Ryan, they must execute, deliver and not revoke a separation agreement and general release (“Separation Agreement”) in order to receive these benefits. In addition, with respect to the 2013 LTMIP, for each Named Executive Officer who is terminated without cause or as result of a constructive termination within 18 months after a change in control, this represents accelerated vesting for time served since the last vesting date (December 1, 2013) plus 18 months over the remainder of the three year vesting period. All of these cash payments are payable in a lump sum following termination of employment, except that the additional payments to Mr. Emery following a change in control are payable in equal installments at six and 12 months following termination.

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

•

Acceleration and continuation of equity awards.    For the time-based TWW RSU awards from 2011, upon termination without cause, as the result of a constructive termination, death or disability, the Named Executive Officer receives vesting of unvested RSUs based on pro-rata time served in the year of termination (beginning January 1, 2012) plus an additional 18 months dividing by the number of months remaining in the two year vesting period starting on January 1, 2012. As a result, a termination on December 31, 2013 results in vesting of 100% (42/24ths) of the RSUs. For the 2013 LTIP TRSUs, upon a termination without cause, as the result of a constructive termination, death or disability, designated Named Executive Officers will receive vesting of unvested TRSUs based on pro-rata time served since the last vesting date (October 15, 2013) plus an additional12 months dividing by the number of remaining months in the vesting period. As a result, a termination for designated Named Executive Officers on December 31, 2013 results in vesting of 48.3% (14.5/30ths) of the TRSUs. For the 2013 LTIP PRSUs, upon a termination without cause, as the result of a constructive termination, death or disability, designated Named Executive Officers will receive vesting of unvested PRSUs at target (100%) based on pro-rata time served in the two year vesting period plus an additional 12 months. As a result, a termination on December 31, 2013 results in vesting of 81.25% (19.5/24ths) of the PRSUs. Upon a termination without cause or as the result of a constructive termination within 18 months of a change in control, all unvested TRSUs and PRSUs are vested.

•

Payments Upon Change in Control Alone.    The change in control provisions in the current employment agreements for our Named Executive Officers do not provide for any special vesting upon a change in control alone, and severance payments are made only if the executive suffers a covered termination of employment. For the 2011 RSU awards, upon a change in control while a Named Executive Officer is employed by the Company, 100% of unvested RSUs will vest. In addition, upon a qualified public offering (which is not a change in control), all TRSUs granted to our Named Executive Officers under the 2013 LTIP will vest.

2014 Discretionary Bonus

Effective as of the date hereof, our Board of Directors approved a discretionary bonus to our management, including certain of our Named Executive Officers: Gordon Wilson ($77,905.11); Eric J. Bock ($36,267.28); Philip Emery ($35,224.26); and Kurt Ekert ($34,076.78).

Compensation of Directors

Other than Mr. Steenland, none of our other current directors receive compensation for their service as a Director, but they do receive reimbursement of expenses incurred from their attendance at Board of Director meetings. Directors who are also our employees receive no separate compensation for service on the Board of Directors. As compensation for his service on the Board, Mr. Steenland currently receives $350,000 per year as Chairman of our Board. In addition, on June 18, 2013, the Board of Directors of TWW approved a grant of options to purchase 4,000,000 shares of TWW at an exercise price of $0.75 per share for Mr. Steenland. These stock options are subject to three-year cliff vesting, unless earlier accelerated, with half of the stock options subject to time-based vesting and half of the stock options subject to performance-based vesting. All of the stock options have a five year exercise period.

The following table contains compensation information for certain of our directors for the fiscal year ended December 31, 2013.

Name	Year	Fee Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($) (2)
Douglas M. Steenland, Chairman	2013	316,758	240,000	556,758
Jeff Clarke, Former Director	2013	274,588	0	274,588
Anthony J. Bolland, Former Director	2013	31,868	0	31,868

(1)	As with the stock awards set forth in the Summary Compensation Table above, and consistent with note 2 to that table, amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC 718 for options granted to Mr. Steenland with service and performance-based vesting conditions granted in the relevant year. As a result, the amounts included in this column do not cover the portion of awards for which the performance goals have not yet been established and communicated.

(2)	Reflects all fees paid to certain of our directors with respect to 2013 but does not include travel or other business-related reimbursements. In 2013, except for the options granted to Mr. Steenland that are described above, we did not pay or grant our non-employee directors stock awards, option awards, non-equity incentive plan compensation, pension benefits or non-qualified deferred compensation or any other compensation other than as set forth in this table. Mr. Steenland did not have any outstanding equity at the end of 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Travelport Worldwide Limited, a Bermuda company (“Travelport Worldwide”), owns all of the outstanding common stock of our direct parent, Travelport Holdings Limited, a Bermuda company, which in turn owns all of our outstanding common stock. Funds affiliated with The Blackstone Group L.P., funds affiliates with Technology Crossover Ventures, an affiliate of One Equity Partners and certain members of our management beneficially own shares of our common stock indirectly through their holdings in TDS Investor (Cayman) L.P., a Cayman limited partnership (“TDS Investor”), through its direct wholly-owned subsidiary, Travelport Intermediate Limited., which is a more than 5% shareholder of Travelport Worldwide. Other entities and certain members of our management beneficially own shares of our common stock through their holdings in Travelport Worldwide.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2014 with respect to (i) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings of Class A Units of TDS Investor, (ii) each individual or entity known by us to own beneficially more than 5% of our common stock through their holdings in Travelport Worldwide, (iii) each of our Named Executive Officers, (iv) each of our directors and (v) all of our directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership of TDS Investor (Cayman) L.P.	Percent Beneficial Ownership of TDS Investor (Cayman) L.P.		Amount of Beneficial Ownership of Travelport Worldwide Limited (1)	Percent Beneficial Ownership of Travelport Worldwide Limited (2)
Blackstone Funds (3)	818,706,823	68.77%		107,491,351	12.92%
TCV Funds (4)	132,049,488	11.09%		17,337,315	2.08%
OEP TP Ltd. (5)	132,049,487	11.09%		17,337,315	2.08%
Angelo, Gordon Funds (6)	—	—		186,780,578	22.45%
Q Investments Funds (7)	—	—		120,518,366	14.49%
Morgan Stanley Funds (8)	—	—		78,239,011	9.40%
Gordon Wilson (9)	11,726,150		*	2,781,164	*
Eric Bock (9)	5,139,681		*	1,216,756	*
Philip Emery (9)	3,586,017		*	993,870	*
Mark Ryan (9)	1,405,982		*	550,912	*
Kurt Ekert (9)	2,233,609		*	748,659	*
Douglas M. Steenland	—	—		—	—
Gavin R. Baiera (10)	—	—		186,780,578	22.45%
Greg Blank (11)	818,706,823	68.77%		107,491,351	12.92%
Scott McCarty (12)	—	—		120,518,366	14.49%
All directors and executive officers as a group (9 persons) (13)	24,091,438	2.02%		6,291,360	*

*	Beneficial owner holds less than 1%.

(1)	Comprises the total amount of beneficial ownership of Travelport Worldwide (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.

(2)	Comprises the percentage of beneficial ownership of Travelport Worldwide (i) indirectly held through holdings in TDS Investor and (ii) directly held through holdings in Travelport Worldwide.

(3)	Reflects beneficial ownership of 342,838,521 Class A-1 Units held by Blackstone Capital Partners (Cayman) V L.P., 317,408,916 Class A-1 Units held by Blackstone Capital Partners (Cayman) VA L.P., 98,340,355 Class A-1 Units held by BCP (Cayman) V-S L.P., 18,930,545 Class A-1 Units held by BCP V Co-Investors (Cayman) L.P., 24,910,878 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V-SMD L.P., 13,826,933 Class A-1 Units held by Blackstone Family Investment Partnership (Cayman) V L.P. and 2,450,675 Class A-1 Units held by Blackstone Participation Partnership (Cayman) V L.P. (collectively, the “Blackstone Funds”), as a result of the Blackstone Funds’ ownership of interests in TDS Investor (Cayman) L.P., for each of which Blackstone LR Associates (Cayman) V Ltd. is the general partner having voting and investment power over the Class A-1 Units held or controlled by each of the Blackstone Funds. Messrs. Schorr and Brand are directors of Blackstone LR Associates (Cayman) V Ltd. and as such may be deemed to share beneficial ownership of the Class A-1 Units held or controlled by the Blackstone Funds. The address of Blackstone LR Associates (Cayman) V Ltd. and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(4)	Reflects beneficial ownership of 131,016,216 Class A-1 Units held by TCV VI (Cayman), L.P. and 1,033,272 Class A-1 Units held by TCV Member Fund (Cayman), L.P. (collectively, the “TCV Funds”), both funds fully owned by Technology Crossover Ventures. The address of Technology Crossover Ventures and the TCV Funds is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.

(5)	The address of OEP TP Ltd. is c/o One Equity Partners, 320 Park Avenue, 18th Floor, New York, NY 10022.

(6)

Reflects beneficial ownership of 13,298,089 common shares of Travelport Worldwide held by AG Super Fund International Partners, L.P. and 173,482,489 common shares of Travelport Worldwide held by Silver Oak Capital, L.L.C. (collectively, the “Angelo, Gordon Funds”). The address of the Angelo, Gordon Funds is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue — 26th Floor, New York, NY 10167.

(7)	Reflects beneficial ownership of 10,188,422 common shares of Travelport Worldwide held by Q5-R5 Trading, Ltd., 108,269,051 common shares of Travelport Worldwide held by R2 Top Hat, Ltd. and 2,060,893 common shares of Travelport Worldwide held by R2 Investments, LDC (collectively, the “Q Investments Funds”). The address of the Q Investment Funds is c/o Q Investments, L.P., 301 Commerce Street — Suite 3200, Fort Worth, Texas 76102.

(8)	Reflects beneficial ownership of 34,833,562 common shares of Travelport Worldwide held by Morgan Stanley & Co. LLC and 43,405,449 common shares of Travelport Worldwide held by Morgan Stanley Strategic Investments, Inc. (collectively, the “Morgan Stanley Funds”). The address of the Morgan Stanley Funds is 1585 Broadway, New York, NY 10036.

(9)	The units of TDS Investor (Cayman) L.P. consist of Class A-1 and Class A-2 Units. As of March 1, 2014, all of the issued and outstanding Class A-1 Units were held by the Blackstone Funds, the TCV Funds and OEP TP Ltd. Certain of our executive officers hold Class A-2 Units, which generally have the same rights as Class A-1 Units, subject to restrictions and put and call rights applicable only to units held by employees.

(10)	Mr. Baiera, a director of the Company and Travelport Worldwide, is a Managing Director of Angelo, Gordon & Co, L.P. Amounts disclosed for Mr. Baiera are also included in the amounts disclosed for the Angelo, Gordon Funds. Mr. Baiera disclaims beneficial ownership of any shares owned directly or indirectly by the Angelo, Gordon Funds.

(11)	Mr. Blank, a director of the Company, Travelport Worldwide Limited and TDS Investor (Cayman) L.P., is a Principal of The Blackstone Group. Amounts disclosed for Mr. Blank are also included in the amounts disclosed for the Blackstone Funds. Mr. Blank disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.

(12)	Mr. McCarty, a director of the Company and Travelport Worldwide Limited, is a Partner in The Q Investments Funds. Amounts disclosed for Mr. McCarty are also included in the amounts disclosed for the Q Investments Funds. Mr. McCarty disclaims beneficial ownership of any shares owned directly or indirectly by the Q Investments Funds.

(13)	Shares beneficially owned by the Blackstone Funds, the TCV Funds, OEP TP Ltd., the Angelo, Gordon Funds and the Q Investments Funds have been excluded for purposes of the presentation of directors and executive officers as a group.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the Transaction and Monitoring Fee Agreement, the affiliate of Blackstone and the affiliate of TCV could elect at any time in connection with or in anticipation of a change of control or an initial public offering of Travelport to receive, in lieu of annual payments of the Monitoring Fee, a single lump sum cash payment (the “Advisory Fee”) equal to the then present value of all then current and future Monitoring Fees payable to the affiliate of Blackstone and the affiliate of TCV under the Transaction and Monitoring Fee Agreement. The Advisory Fee was agreed to be divided between the affiliate of Blackstone and the affiliate of TCV according to their respective beneficial ownership interests in the Company at the time such payment is made.

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

On May 8, 2008, we entered into a new Transaction and Monitoring Fee Agreement with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV provide us monitoring, advisory and consulting services. Pursuant to the new agreement, payments made by us in 2008, 2010 and subsequent years are credited against the Advisory Fee of approximately $57.5 million owed to affiliates of Blackstone and TCV pursuant to the election made by Blackstone and TCV discussed above. In March 2013, in connection with the comprehensive refinancing, Blackstone and TCV agreed to a one-third reduction in the amount of fees that would otherwise be payable by us under the Transaction and Monitoring Fee Agreement, and we have no obligation to pay the Advisory Fee, in each case, until the outstanding indebtedness under our Second Lien Credit Agreement is repaid, refinanced or extended.

In 2011, 2012 and 2013, we made payments of approximately $5 million, $5 million and $6 million, respectively, under the new Transaction and Monitoring Fee Agreement. The payments made in 2011, 2012 and 2013 were credited against the Advisory Fee and reduced the Advisory Fee to be paid to approximately $26 million. In addition, in 2011, 2012 and 2013, we paid approximately $0.1 million, $0 and $0, respectively, in reimbursement for out-of-pocket costs incurred in connection with the new Transaction and Monitoring Fee Agreement.

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

Shareholders’ Agreement.    In connection with the acquisition, TDS Investor, which, prior to our 2013 comprehensive refinancing, was our ultimate parent company, entered into a Shareholders’ Agreement with affiliates of Blackstone and TCV. On October 13, 2006, this Shareholders’ Agreement was amended to add a TCV affiliate as a shareholder. The Shareholders’ Agreement contains agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions) and registration rights (including customary indemnification provisions).

Orbitz Worldwide.    After our internal restructuring on October 31, 2007, we owned less than 50% of the outstanding common stock of Orbitz Worldwide, and, as a result, Orbitz Worldwide ceased to be our consolidated subsidiary. We have various commercial arrangements with Orbitz Worldwide, and under those commercial agreements with Orbitz Worldwide, we earned approximately $7 million of revenue and recorded approximately $83 million of expense in 2013. In addition, pursuant to our separation agreement with Orbitz Worldwide, we were committed to provide up to $75 million of letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which we completed our comprehensive refinancing, we, along with Orbitz Worldwide, ceased to be controlled by affiliates of Blackstone. We are no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide. As of December 31, 2013, there were no letters of credit issued by us on behalf of Orbitz Worldwide and all of the previously issued letters of credit were cancelled.

Commercial Transactions with Other Blackstone Portfolio or Affiliated Companies.    Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. We have entered into commercial transactions on an arms-length basis in the ordinary course of our business with these companies, including the sale of goods and services and the purchase of goods and services. For example, in 2013, we recorded revenue of approximately $9 million and $3 million, respectively, from Hilton Hotels Corporation and Wyndham Hotel Group, which are Blackstone portfolio companies, in connection with GDS booking fees received. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

Blackstone Financial Advisory.    In April 2012, we entered into an agreement with an affiliate of Blackstone, which was modified in November 2012, pursuant to which Blackstone agreed to provide us financial advisory and consulting services in connection with refinancing and related transaction. During 2012 and 2013, we paid approximately $2 million and $7 million, respectively, under this agreement.

New Shareholders’ Agreement.    In connection with our comprehensive refinancing, on April 15, 2013, we and our direct and indirect parent companies entered into an amended and restated shareholders’ agreement (the “New Shareholders’ Agreement”) with the PIK term loan lenders (the “New Shareholders”). Pursuant to the New Shareholders’ Agreement, as partial consideration for the refinancing, the New Shareholders received, among other things, their pro rata share of approximately 71% of the fully diluted issued and outstanding equity of Travelport Worldwide. The New Shareholders’ Agreement, among other things: (i) allows the New Shareholders to appoint two directors to our board of directors, as well as the boards of directors of Travelport Holdings Limited, our direct parent company, and Travelport Worldwide, subject to certain conditions; (ii) restricts our ability to enter into certain affiliate transactions, authorize or issue new equity securities and amend our organizational documents without the consent of the New Shareholders; and (iii) allows holders of 2% or more of the outstanding equity of Travelport Worldwide to obtain additional information about us and certain of our parent companies.

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

Principal Accounting Firm Fees.    Fees billed to us by Deloitte LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2013 and 2012 were as follows:

Audit Fees.    The aggregate fees billed for the audit of our annual financial statements during the years ended December 31, 2013 and 2012 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements, regulatory and statutory audits and agreed-upon procedures were approximately $2.6 million and $2.4 million, respectively.

Audit-Related Fees.    The aggregate fees billed for audit-related services was $0.1 million for each of the years ended December 31, 2013 and 2012. These fees relate primarily to audits of employee benefit plans and accounting consultation for contemplated transactions for the years ended December 31, 2013 and 2012.

Tax Fees.    The aggregate fees billed for tax services during the years ended December 31, 2013 and 2012 were approximately $2.7 million and $2.0 million, respectively. These fees relate to tax compliance, tax advice and tax planning for the years ended December 31, 2013 and 2012.

Our Audit Committee considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities’ independence. Our Audit Committee also adopted a policy prohibiting Travelport from hiring the Deloitte Entities’ personnel at the manager or partner level, who have been directly involved in performing auditing procedures or providing accounting advice to us, in any role in which such person would be in a position to influence the contents of our financial statements. Our Audit Committee is responsible for appointing our independent auditor and approving the terms of the independent auditor’s services. Our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

All services performed by the independent auditor in 2013 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its March 6, 2013 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Audit Committee for approval.

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

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. Services provided by the Deloitte Entities during 2013 and 2012 under this provision were approximately $0 million for each of these years.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

ITEM 15(A)(1)	FINANCIAL STATEMENTS

See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

The consolidated financial statements and related footnotes of Travelport’s non-controlled affiliate, Orbitz Worldwide, Inc., are included as Exhibit 99 to this Form 10-K and are hereby incorporated by reference herein from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed by Orbitz Worldwide, Inc. with the SEC on March 6, 2014. The Company is required to include the Orbitz Worldwide financial statements in its Form 10-K due to Orbitz Worldwide meeting certain tests of significance under SEC Regulation S-X Rule 3-09. The management of Orbitz Worldwide is solely responsible for the form and content of the Orbitz Worldwide financial statements.

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
Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gordon Wilson (Gordon Wilson)	Chief Executive Officer and Director	March 10, 2014

/s/ Philip Emery (Philip Emery)	Executive Vice President and Chief Financial Officer	March 10, 2014

/s/ Douglas Steenland (Douglas Steenland)	Chairman of the Board and Director	March 10, 2014

/s/ Gavin Baiera (Gavin Baiera)	Director	March 10, 2014

/s/ Gregory Blank (Gregory Blank)	Director	March 10, 2014

/s/ Scott McCarty (Scott McCarty)	Director	March 10, 2014

/s/ Antonios Basoukeas (Antonios Basoukeas)	Group Vice President and Group Financial Controller	March 10, 2014

TRAVELPORT LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Travelport Limited

We have audited the accompanying consolidated balance sheets of Travelport Limited and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in total equity (deficit) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Travelport Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE LLP

London, United Kingdom

March 10, 2014

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenue	2,076	2,002	2,035

Costs and expenses
Cost of revenue	1,266	1,191	1,211
Selling, general and administrative	396	446	397
Depreciation and amortization	206	227	227

Total costs and expenses	1,868	1,864	1,835

Operating income	208	138	200
Interest expense, net	(342)	(290)	(287)
(Loss) gain on early extinguishment of debt	(49)	6	—

Loss from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(183)	(146)	(87)
Provision for income taxes	(20)	(23)	(29)
Equity in earnings (losses) of investment in Orbitz Worldwide	10	(74)	(18)

Net loss from continuing operations	(193)	(243)	(134)
Loss from discontinued operations, net of tax	—	—	(6)
Gain from disposal of discontinued operations, net of tax	4	7	312

Net (loss) income	(189)	(236)	172
Net (income) loss attributable to non-controlling interest in subsidiaries	(3)	—	3

Net (loss) income attributable to the Company	(192)	(236)	175

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net (loss) income	(189)	(236)	172

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax of $0	(5)	3	(81)
(Unrealized) realized loss on cash flow hedges, net of tax of $0	(4)	—	9
Unrealized actuarial gain (loss) on defined benefit plans, net of tax of $2, $1 and $(2)	107	(13)	(101)
Unrealized gain (loss) on equity investment, net of tax of $0	9	(3)	6

Other comprehensive income (loss), net of tax	107	(13)	(167)

Comprehensive (loss) income	(82)	(249)	5
Comprehensive (income) loss attributable to non-controlling interest in subsidiaries	(3)	—	3

Comprehensive (loss) income attributable to the Company	(85)	(249)	8

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED BALANCE SHEETS

(in $ millions)	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	154	110
Accounts receivable (net of allowances for doubtful accounts of $13 and $16)	177	150
Deferred income taxes	1	2
Other current assets	134	170

Total current assets	466	432
Property and equipment, net	428	416
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	671	717
Cash held as collateral	79	137
Investment in Orbitz Worldwide	19	—
Non-current deferred income taxes	5	6
Other non-current assets	120	150

Total assets	3,088	3,158

Liabilities and equity
Current liabilities:
Accounts payable	72	74
Accrued expenses and other current liabilities	540	537
Deferred income taxes	24	38
Current portion of long-term debt	45	38

Total current liabilities	681	687
Long-term debt	3,528	3,392
Deferred income taxes	18	7
Other non-current liabilities	172	274

Total liabilities	4,399	4,360

Commitments and contingencies (Note 14)
Shareholders’ equity (deficit):
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	691	718
Accumulated deficit	(1,939)	(1,747)
Accumulated other comprehensive loss	(82)	(189)

Total shareholders’ equity (deficit)	(1,330)	(1,218)
Equity attributable to non-controlling interest in subsidiaries	19	16

Total equity (deficit)	(1,311)	(1,202)

Total liabilities and equity	3,088	3,158

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in $ millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Operating activities of continuing operations
Net (loss) income	(189)	(236)	172
Income from discontinued operations (including gain from disposal), net of tax	(4)	(7)	(306)

Net loss from continuing operations	(193)	(243)	(134)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	206	227	227
Amortization of customer loyalty payments	63	62	74
Amortization of debt finance costs	24	37	23
Non-cash accrual of repayment fee and amortization of debt discount	7	—	—
Loss (gain) on early extinguishment of debt	49	(6)	—
Payment-in-kind interest	22	14	3
Gain on interest rate derivative instruments	(3)	(1)	(22)
Loss (gain) on foreign exchange derivative instruments	1	—	(1)
Equity in (earnings) losses of investment in Orbitz Worldwide	(10)	74	18
Equity-based compensation	6	2	5
Deferred income taxes	(1)	4	3
Customer loyalty payments	(78)	(47)	(65)
Defined benefit pension plan funding	(3)	(27)	(17)
FASA liability	—	(7)	(16)
Changes in assets and liabilities:
Accounts receivable	(27)	22	(20)
Other current assets	5	(3)	4
Accounts payable, accrued expenses and other current liabilities	5	37	9
Other	27	36	33

Net cash provided by operating activities of continuing operations	100	181	124

Net cash used in operating activities of discontinued operations	—	—	(12)

Investing activities
Property and equipment additions	(107)	(92)	(77)
Proceeds from the sale of GTA business, net of cash disposed of $7 million	—	—	628
Proceeds from sale of assets held for sale	17	—	—
Other	(6)	3	5

Net cash (used in) provided by investing activities	(96)	(89)	556

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in $ millions)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Financing activities
Proceeds from new term loans	2,169	170	—
Proceeds from revolver borrowings	73	80	35
Repayment of term loans	(1,667)	(165)	(658)
Repayment of revolver borrowings	(93)	(95)	—
Repurchase of Senior Notes	(413)	(20)	—
Repayment of capital lease obligations	(20)	(16)	(14)
Debt finance costs	(55)	(20)	(100)
Release of cash provided as collateral	137	—	—
Cash provided as collateral	(79)	—	—
Payments on settlement of foreign exchange derivative contracts	(8)	(51)	—
Proceeds from settlement of foreign exchange derivative contracts	4	9	34
Distribution to a parent company	(6)	—	(89)
Other	(2)	2	1

Net cash provided by (used in) financing activities	40	(106)	(791)

Effect of changes in exchange rates on cash and cash equivalents	—	—	5

Net increase (decrease) in cash and cash equivalents	44	(14)	(118)
Cash and cash equivalents at beginning of year	110	124	242

Cash and cash equivalents at end of year	154	110	124

Supplemental disclosure of cash flow information of continuing operations
Interest payments	273	232	267
Income tax payments, net	29	16	22
Non-cash capital lease additions	32	63	28
Non-cash capital distribution to a parent company	25	—	208
Exchange of Second Priority Secured Notes for Tranche 2 Loans (see Note 10)	229	—	—
Exchange of Senior Notes due 2014 and 2016 for new Senior Notes due 2016 (see Note 10)	591	—	—

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY (DEFICIT)

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
Balance as of January 1, 2011	—	1,011	(1,686)	(9)	12	(672)
Distribution to a parent company	—	(297)	—	—	—	(297)
Equity-based compensation	—	6	—	—	—	6
Net share settlement for equity-based compensation	—	(3)	—	—	—	(3)
Capital contribution from non-controlling interest shareholders	—	—	—	—	4	4
Comprehensive income (loss), net of tax	—	—	175	(167)	(3)	5

Balance as of December 31, 2011	—	717	(1,511)	(176)	13	(957)
Equity-based compensation	—	2	—	—	—	2
Net share settlement for equity-based compensation	—	(1)	—	—	—	(1)
Capital contribution from non-controlling interest shareholders	—	—	—	—	3	3
Comprehensive loss, net of tax	—	—	(236)	(13)	—	(249)

Balance as of December 31, 2012	—	718	(1,747)	(189)	16	(1,202)
Distribution to a parent company	—	(31)	—	—	—	(31)
Dividend to non-controlling interest shareholders	—	—	—	—	(1)	(1)
Equity-based compensation	—	5	—	—	1	6
Net share settlement for equity-based compensation	—	(1)	—	—	—	(1)
Comprehensive (loss) income, net of tax	—	—	(192)	107	3	(82)

Balance as of December 31, 2013	—	691	(1,939)	(82)	19	(1,311)

See Notes to the Consolidated Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

1.    Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a leading distribution services and e-commerce provider for the global travel industry with a presence in over 170 countries and has over 3,500 employees. Travelport is a privately-owned company.

Travelport operates a global distribution system (“GDS”) business with three brands: Galileo, Apollo and Worldspan. The GDS business provides aggregation, search and transaction processing services to travel providers and travel agencies, allowing travel agencies to search, compare, process and book itinerary and pricing options across multiple travel providers.

Within Travelport’s GDS business, Airline IT Solutions business hosts mission critical applications and provides business and data analysis solutions to major airlines to enable them to focus on their core business competencies.

Travelport also has a joint venture ownership of eNett, a global provider of dedicated payment solutions for the travel industry. eNett provides secure and cost effective automated payment solutions between travel providers and travel agencies, tailored to meet the needs of the travel industry currently focusing on Asia, Europe and the United States.

The Company also owns approximately 45% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

On May 5, 2011, the Company completed the sale of the Gullivers Travel Associates (“GTA”) business to Kuoni Travel Holdings Ltd. (“Kuoni”). The results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows. Due to the sale of the GTA business in 2011, the Company now has one reportable segment.

Certain prior year numbers have been reclassified to conform to current year presentation (see Note 7).

2.    Summary of Significant Accounting Policies

Consolidation Policy

The Company’s financial statements include the accounts of Travelport, Travelport’s wholly-owned subsidiaries and entities controlled by Travelport, including where the control is exercised by owning a majority of the entity’s outstanding common stock. The Company has eliminated intercompany transactions and balances in its financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

The Company’s accounting policies, which include significant estimates and assumptions, including the estimation of the collectability of accounts receivables, including amounts due from airlines that are in bankruptcy or which have faced financial difficulties, amounts for future cancellations of airline bookings processed through the GDS, determination of the fair value of assets and liabilities acquired in a business combination, the evaluation of the recoverability of the carrying value of goodwill and intangible assets, discount rates and rates of return affecting the calculation of the assets and liabilities associated with the employee benefit plans and the evaluation of uncertainties surrounding the calculation of the Company’s tax assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company provides global transaction processing and computer reservation services and provides travel marketing information to airline, car rental and hotel clients as described below.

Transaction Processing Revenue

The Company provides travel agencies, internet sites and other subscribers with the ability to access schedule and fare information, book reservations and print tickets for air travel. The Company also provides travel agents with information and booking capability covering car rentals and hotel reservations at properties throughout the world. Such transaction processing services are provided through the use of the GDS. As compensation for services provided, fees are collected, on a per segment basis, from airline, car rental, hotel and other travel-related providers for reservations booked through the Company’s GDS.

Revenue for air travel reservations is recognized at the time of booking of the reservation, net of estimated cancellations prior to the date of departure and anticipated incentives for customers. Cancellations prior to the date of departure are estimated based on the historical level of such cancellations, which have not been significant. Certain of the Company’s more significant contracts provide for incentive payments based upon business volume. Revenue for car rental, hotel reservations and cruise reservations is recognized upon fulfillment of the reservation. The timing of the recognition of car, hotel and cruise reservation revenue reflects the difference in the contractual rights related to such services compared to the airline reservation services.

Airline IT Solutions Revenue

The Company provides hosting solutions and IT software subscription services to airlines, as well as travel agency services to corporations. Such revenue is recognized as the services are performed.

Cost of Revenue

Cost of revenue consists of direct costs incurred to generate the Company’s revenue, including amortization of customer loyalty payments, incentives paid to travel agencies who subscribe to the Company’s GDS, commissions and costs incurred for third-party national distribution companies (“NDCs”), and costs for call center operations, data processing and related technology costs. Cost of revenue excludes depreciation and amortization of acquired customer relationships.

The Company enters into agreements with significant travel agents which often include customer loyalty payments. The amount of the loyalty payments varies depending upon the expected volume of the travel agent’s business. The Company establishes liabilities for these loyalty payments at the inception of the contract and capitalizes the customer loyalty payments as intangible assets. The amortization of the customer loyalty payments is then recognized as a component of revenue or cost of revenue over the life of the contract on a straight line basis (unless another method is more appropriate), as it expects the benefit of those assets, which are the air segments booked on its GDS, to be realized evenly over the life of the contract.

In markets not supported by the Company’s sales and marketing organizations, the Company utilizes an NDC structure, where feasible, in order to take advantage of the NDC’s local industry knowledge. The NDC is responsible for cultivating the relationship with travel agents in its territory, installing travel agents’ computer equipment, maintaining the hardware and software supplied to the travel agents and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC’s territory.

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

Advertising Expense

Advertising costs are expensed in the period incurred and include online marketing costs such as search and banner advertising, and offline marketing such as television, media and print advertising. Advertising expense, included in selling, general and administrative expenses on the consolidated statements of operations, was approximately $17 million, $15 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant authority. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company classifies uncertain tax positions as other non-current liabilities unless expected to be paid within one year. Liabilities expected to be paid within one year are included in the accrued expenses and other current liabilities account. Interest and penalties are recorded in both the accrued expenses and other current liabilities, and other non-current liabilities accounts. The Company recognizes interest and penalties accrued related to unrecognized tax positions as part of the provision for income taxes.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

Bad debt expense is recorded in selling, general and administrative expenses on the consolidated statements of operations and amounted to $4 million, $4 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, the Company has designated certain interest rate cap derivative contracts as accounting hedges. The effective portion of changes in the fair value of these derivatives designated as cash flow hedging instruments is recorded as a component of accumulated other comprehensive income (loss). The ineffective portion is reported directly in earnings in the consolidated statements of operations. Amounts included in accumulated other comprehensive income (loss) are reflected in earnings in the same period during which the hedged cash flow affects earnings.

There were no other derivative contracts that the Company has designated as accounting hedges in the current year or prior years presented. Changes in the fair value of derivatives not designated as hedging instruments are recognized directly in earnings in the consolidated statements of operations.

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

Property and Equipment

Property and equipment (including leasehold improvements) are recorded at the lower of cost or market value, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

and amortization expense on the consolidated statements of operations, is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed using the straight-line method over the shorter of the estimated benefit period of the related assets or the lease term. Useful lives of various property and equipment are as follows:

Capitalized software	3 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Buildings	up to 30 years
Leasehold improvements	up to 20 years

Capitalization of software developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis when such software is substantially ready for use. For the years ended December 31, 2013, 2012 and 2011, the Company amortized internal use software costs of $65 million, $89 million and $81 million, respectively, as a component of depreciation and amortization expense on the consolidated statements of operations.

Goodwill and Other Intangible Assets

The Company’s intangible assets with indefinite-lives comprise of Goodwill, Trademarks and Tradenames. These indefinite-lived intangible assets are not amortized, but rather are tested for impairment.

The Company’s amortizable intangible assets comprise of customer and vendor relationships acquired through business combinations and customer loyalty payments. The Company generally amortizes these intangible assets on a straight-line basis (unless another method is more appropriate) over their estimated useful lives of:

Acquired customer relationships	5 to 25 years
Customer loyalty payments	3 to 7 years (contract period)

Impairment of Long-Lived Assets

The Company assesses goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company may qualitatively assess impairment factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value and if, as a result of qualitative assessment or if the Company determines quantitatively that the fair value of the reporting unit (determined utilizing estimated future discounted cash flows and assumptions that it believes marketplace participants would utilize) is less than its carrying value, the Company proceeds to assess impairment of goodwill. The level of impairment is assessed by allocating the total estimated fair value of the reporting unit to the fair value of the individual assets and liabilities of that reporting unit, as if that reporting unit is being acquired in a business combination. This results in the implied fair value of the goodwill, which if lower than the its carrying value results in impairment to the extent the carrying value of goodwill exceeds its implied fair value. Other indefinite-lived assets are tested for impairment by estimating their fair value utilizing estimated future discounted cash flows attributable to those assets and are written down to the estimated fair value where necessary. The Company uses comparative market multiples and other factors to corroborate the discounted cash flow results, if available.

The Company performs its annual impairment testing for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year subsequent to substantially completing its annual forecasting process or more frequently if circumstances indicate impairment may have occurred. The Company performed its annual impairment test during the fourth quarter of 2013 and did not identify any impairment.

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

The Company is required under US GAAP to review its investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. The Company has an equity investment in Orbitz Worldwide that is evaluated quarterly for impairment. This analysis compares the market value of Orbitz Worldwide shares held by the Company to its carrying value. Factors that could lead to impairment of the investment in equity of Orbitz Worldwide include, but are not limited to, a prolonged period of decline in the price of Orbitz Worldwide stock or a decline in the operating performance of, or an announcement of adverse changes or events by, Orbitz Worldwide. The Company may be required in the future to record a charge to earnings if its investment in equity of Orbitz Worldwide becomes impaired.

Equity Method Investments

The Company accounts for equity investments using the equity method of accounting if the investment gives the Company ability to exercise significant influence, but not control, over an investee. The Company’s share of equity investment in earnings (losses) are recorded in the Company’s consolidated statements of operations. Where the Company’s share of losses equals or exceeds the amount of investment plus advances made by the Company, the Company discontinues equity accounting and the investment is reported at $0.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments related to foreign currency and interest rate hedge transactions designated in hedge relationships, unrealized actuarial gains and losses on defined benefit plans, and share of unrealized gains and losses of accumulated other comprehensive income (loss) of equity investments.

Foreign Currency

Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-US dollar functional currencies are translated at period end exchange rates. The gains and losses resulting from translating foreign currency financial statements into US dollars, net of hedging gains, hedging losses and taxes, are included in accumulated other comprehensive income (loss) on the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in earnings as a component of selling, general and administrative expense, in the consolidated statements of operations. The effect of exchange rates on cash balances denominated in foreign currency is included as a separate component in the consolidated statements of cash flows.

Equity-Based Compensation

TDS Investor (Cayman) L.P., the partnership which, prior to comprehensive refinancing in April 2013, indirectly owned a majority shareholding in the Company (the “Partnership”) and Travelport Worldwide Limited, a parent company indirectly owning 100% of the Company (“Worldwide”), provided for equity-based, long-term incentive programs for the purpose of retaining certain key employees. Under several plans within these programs, key employees are granted restricted equity units (“REUs”) and/or partnership interests in the Partnership and share options, restricted share units (“RSUs”) and/or shares in Worldwide.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

2.    Summary of Significant Accounting Policies (Continued)

The Company expenses all employee equity-based compensation over the relevant vesting period based upon the fair value of the award on the date of grant, the estimated achievement of any performance targets and anticipated staff retention. The awards under equity-based compensation are classified as equity and included as a component of equity on the Company’s consolidated balance sheets, as the ultimate payment of such awards will not be achieved through use of the Company’s cash or other assets.

Pension and Other Post-Retirement Benefits

The Company sponsors a defined contribution savings plan, under which the Company matches the contributions of participating employees on the basis specified by the plan. The Company’s costs for contributions to this plan are recognized, as a component of selling, general and administrative expense, in the Company’s consolidated statements of operations, as such costs are incurred.

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

Recently Issued Accounting Pronouncements

Definition of a Public Business Entity

In December 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the definition of a public business entity as an addition to the master glossary.

This guidance is to be applied on a prospective basis to determine whether an entity would be within the scope of the Private Company Decision-Making Framework: a guide for evaluating financial accounting and reporting for private companies which aims to minimize the inconsistency and complexity of having multiple definitions of what constitutes, a non public entity and public entity within US GAAP. The Company does not anticipate an impact on the consolidated financial statements resulting from the adoption of this guidance.

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset when a net operating loss (“NOL”) carry forward, a similar tax loss, or a tax credit carry forward exists except in certain circumstances.

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

Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance on reporting of significant items that are reclassified to net income (loss) from accumulated other comprehensive income (loss) and disclosures for items not reclassified to net income (loss). This guidance is to be applied on a prospective basis for reporting periods beginning after December 31, 2012. The Company adopted the provisions of this guidance effective January 1, 2013, as required. There was no impact on the consolidated financial statements of the Company resulting from the adoption of this guidance, apart from disclosure.

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

In January 2013, the FASB amended this guidance to reduce the scope of assets and liabilities covered by the disclosure requirements. There was no impact on the consolidated financial statements of the Company resulting from the adoption of this guidance, apart from disclosure.

3.     Income Taxes

The provision for income taxes consisted of:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current
US Federal	—	(2)	—
US State	2	(2)	—
Non-US	(21)	(17)	(23)

	(19)	(21)	(23)

Deferred
US Federal	3	(3)	(3)
Non-US	(2)	(1)	—

	1	(4)	(3)

Non-current
Liabilities for uncertain tax positions	(2)	2	(3)

Provision for income taxes	(20)	(23)	(29)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.     Income Taxes (Continued)

Income (loss) from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide for US and non-US operations consisted of:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
US	14	(59)	46
Non-US	(197)	(87)	(133)

Loss from continuing operations before income taxes and equity in earnings (losses) of investment in Orbitz Worldwide	(183)	(146)	(87)

Deferred income tax assets and liabilities were comprised of:

(in $ millions)	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued liabilities and deferred income	17	12
Allowance for doubtful accounts	4	3
NOL and tax credit carry forwards	293	202
Pension liability	24	62
Other assets	21	33
Less: Valuation allowance	(345)	(302)

Total deferred tax assets	14	10
Netted against deferred tax liabilities	(8)	(2)

Deferred tax assets recognized on the balance sheet	6	8

Deferred tax liabilities:
Accumulated depreciation and amortization	(44)	(41)
Other	(6)	(6)

Total deferred tax liabilities	(50)	(47)
Netted against deferred tax assets	8	2

Deferred tax liabilities recognized on the balance sheet	(42)	(45)

Net deferred tax liability	(36)	(37)

The Company believes that it is more likely than not that the benefit from certain US federal, US State and non-US NOL carry forwards and other deferred tax assets will not be realized. A valuation allowance of $345 million has been recorded against deferred tax assets as of December 31, 2013. If the assumptions change and it is determined that the Company is likely to realize the NOL, the reduction to the valuation allowance will be recognized as an income tax benefit. As of December 31, 2013, the Company had federal NOL carry forwards of approximately $179 million, which expire between 2030 and 2031, and other non-US NOL of $692 million that expire between three years and indefinitely.

Moreover, the ability of the Company to utilize its US NOL carry-forwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code section 382 (“Section 382”). The utilization of such carry-forwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.     Income Taxes (Continued)

in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of a Company’s taxable income that can be offset by these carry-forwards.

As a result of the equity transaction that took place on April 15, 2013 (see Note 15), the Company determined that an ownership change has occurred under Section 382 and therefore, the ability to utilize its pre-ownership change NOL is subject to an annual Section 382 limitation. As of December 31, 2013, the Company does not anticipate this limitation will restrict or reduce the utilization of NOL; however, the Company continues to evaluate the potential impact of the Section 382 limitation. Further, the Company continues to track “owner shifts” in determining whether there are future ownership changes under Section 382.

As a result of certain realization requirements of accounting for equity-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 that arose directly from tax deductions related to equity-based compensation in excess of compensation recognized for financial reporting. Equity will be increased by $8 million if such deferred tax assets are ultimately realized. The Company uses ordering as prescribed under US GAAP for purposes of determining when excess tax benefits have been realized.

As of December 31, 2013, the Company did not record a provision for withholding tax on approximately $1,347 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that can be repatriated to Travelport Limited in a tax free manner. Additionally, as of December 31, 2013, the Company did not record a provision for withholding tax on approximately $48 million of the excess of the amount for financial reporting over the tax basis of investments in subsidiaries that are essentially permanent in duration. As of December 31, 2013, the Company has recorded a deferred tax liability of $1 million and $2 million relating to unremitted earnings of $35 million for its US subsidiaries and $10 million for its non-US subsidiaries, respectively, as those amounts are not considered to be permanent in duration.

The Company’s provision for income taxes differs from its tax benefit at the US Federal statutory rate of 35% as follows:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Tax benefit at US federal statutory rate of 35%	64	51	30
Taxes on non-US operations at alternative rates	(12)	(29)	(55)
Liability for uncertain tax positions	(2)	2	(3)
Change in valuation allowance	(66)	(46)	(1)
Non-deductible expenses	(7)	(4)	(5)
Adjustment in respect of prior years	3	5	3
State taxes	—	(2)	—
Other	—	—	2

Provision for income taxes	(20)	(23)	(29)

The Company is subject to income taxes in the US and numerous non-US jurisdictions. The Company’s provision for income taxes is likely to vary materially both from the benefit (provision) at the US federal statutory tax rate and from year to year. While within a period there may be discrete items that impact the Company’s provision for income taxes, the following items consistently have an impact: (i) the Company is subject to income tax in numerous non-US jurisdictions with varying tax rates, (ii) the Company’s earnings outside of the US are taxed at an effective rate that is lower than the US federal rate and at a relatively consistent level of charge, (iii) the

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

3.     Income Taxes (Continued)

location of the Company’s debt in countries with no or low rates of federal tax results in limited tax benefit for interest and (iv) a valuation allowance is established against the deferred tax assets relating to the Company’s historical losses to the extent they are unlikely to be realized. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and tax positions where the ultimate tax determination is uncertain.

Although the Company believes there is appropriate support for the positions taken on its tax returns, the Company has recorded liabilities (or reduction of tax assets) representing estimated economic loss upon ultimate settlement for certain positions. The Company believes tax provisions are adequate for all open years, based on assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. Although the Company believes the recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, the Company’s assessments can involve both a series of complex judgments about future events and reliance on significant estimates and assumptions. While the Company believes the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any other related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities.

With limited exceptions, the Company is no longer subject to US federal, state and local, or non-US income tax examinations by tax authorities for tax years before 1995. The Company has undertaken an analysis of material tax positions in its tax accruals for all open years and has identified all outstanding tax positions. The Company only expects a significant increase to unrecognized tax benefits within the next twelve months for the uncertain tax positions relating to certain interest exposures. The Company does not expect a significant reduction in the total amount of unrecognized tax benefits within the next twelve months as a result of payments. The total amount of unrecognized tax benefits (including interest and penalties thereon) that, if recognized, would affect the effective tax rate is $24 million, $23 million and $25 million as of December 31, 2013, 2012 and 2011, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in $ millions)	December 31, 2013	December 31, 2012	December 31, 2011
Unrecognized tax benefit — opening balance	23	25	57
Gross increases — tax positions in prior periods	8	6	—
Gross decreases — tax positions in prior periods	(5)	(6)	(3)
Gross increases — tax positions in current period	1	—	6
Decrease related to lapsing of statute of limitations	(2)	(2)	—
Decrease due to disposals	—	—	(32)
Settlements	(1)	—	(3)

Unrecognized tax benefit — ending balance	24	23	25

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. In 2013, 2012 and 2011, the Company accrued (released) approximately $2, $(1) million and $0, respectively, for interest and penalties. The total interest and penalties included in the ending balance of unrecognized tax benefits above was $6 million and $4 million as of December 31, 2013 and 2012, respectively. Included in the ending balance of unrecognized tax benefits was $1 million and $2 million as of December 31, 2013 and 2012, respectively, which is expected to be realized in the next twelve months due to lapsing of statute of limitations.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Orbitz Worldwide

The Company accounts for its investment of approximately 45% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated statement of operations and consolidated statement of comprehensive income, respectively. The Company’s investment in Orbitz Worldwide has been diluted from its investment of approximately 46% to 45% in 2013, as a result of issuance of shares by Orbitz Worldwide under its equity incentive plan.

During the fourth quarter of the year ended December 31, 2012, the Company reduced its investment in Orbitz Worldwide to $0 because its share of Orbitz Worldwide’s net loss exceeded the carrying value. The Company also discontinued applying the equity method of accounting as the Company had no commitment which was probable to be incurred to provide additional funding to Orbitz Worldwide. However, in the first quarter of 2013, the Company resumed the equity method of accounting as its share of net income from Orbitz Worldwide exceeded the share of net loss not recognized during the period for which the equity accounting was suspended.

In the first quarter of 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in the recognition of a benefit from income taxes of $158 million in its consolidated statement of operations.

As of December 31, 2013 and 2012, the carrying value of the Company’s investment in Orbitz Worldwide was $19 million and $0, respectively. The fair market value of the Company’s investment in Orbitz Worldwide as of December 31, 2013 was approximately $349 million.

Presented below are the summary balance sheets for Orbitz Worldwide as of December 31, 2013 and 2012:

(in $ millions)	December 31, 2013	December 31, 2012
Current assets	243	226
Non-current assets	865	608

Total assets	1,108	834

Current liabilities	558	473
Non-current liabilities	508	504

Total liabilities	1,066	977

As of December 31, 2013 and 2012, the Company had balances payable to Orbitz Worldwide of approximately $12 million and $5 million, respectively, which are included on the Company’s consolidated balance sheets within accrued expenses and other current liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

4.    Orbitz Worldwide (Continued)

Presented below are the summary results of operations for Orbitz Worldwide for the years ended December 31, 2013, 2012 and 2011:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenue	847	779	767
Operating expenses (excluding impairment)	782	720	712
Impairment of goodwill, intangible assets, property and equipment and other long-lived assets	3	321	50

Operating income (loss)	62	(262)	5
Interest expense, net	(44)	(37)	(41)
Loss on extinguishment of debt	(18)	—	—
Other income	—	—	1

Loss before income taxes	—	(299)	(35)
Benefit from (provision for) income taxes	165	(3)	(2)

Net income (loss)	165	(302)	(37)

The Company has recorded earnings (losses) of $10 million, $(74) million and $(18) million related to its investment in Orbitz Worldwide for the years ended December 31, 2013, 2012 and 2011, respectively, within equity in earnings (losses) of investment in Orbitz Worldwide in the Company’s consolidated statements of operations.

Equity in earnings (losses) of investment in Orbitz Worldwide for the year ended December 31, 2013, 2012 and 2011 includes the Company’s share of a non-cash impairment charge related to goodwill, other intangible assets and other long-lived assets recorded by Orbitz Worldwide of $3 million, $321 million and $50 million, respectively.

Net revenue disclosed above includes approximately $76 million, $88 million and $104 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has various commercial agreements with Orbitz Worldwide, and under those commercial agreements, it has earned approximately $7 million, $4 million and $2 million of revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively, and recorded approximately $83 million, $92 million and $106 million of expense in the years ended December 31, 2013, 2012 and 2011, respectively. Furthermore, the Company has recorded approximately $3 million, $7 million and $6 million of interest income related to letters of credit issued by the Company on behalf of Orbitz Worldwide during the years ended December 31, 2013, 2012 and 2011, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

5.    Other Current Assets

Other current assets consisted of:

(in $ millions)	December 31, 2013	December 31, 2012
Restricted cash of subsidiaries	44	56
Sales and use tax receivables	30	48
Prepaid expenses	22	15
Prepaid incentives	20	18
Derivative assets	3	10
Assets held for sale	—	16
Other	15	7

	134	170

Restricted cash of subsidiaries represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

In November 2013, the Company completed the sale of land and buildings held for sale for $17 million and recognized a gain of less than $1 million.

As of December 31, 2012, the Company reclassified $50 million of “Development advances” (now presented as “Prepaid incentives”), previously included as part of other current assets, to “Customer loyalty payments” which form part of Intangible Assets (see Note 7).

6.    Property and Equipment, Net

Property and equipment, net, consisted of:

	December 31, 2013			December 31, 2012
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	650	(449)	201	629	(386)	243
Computer equipment	281	(139)	142	274	(138)	136
Building and leasehold improvements	17	(8)	9	12	(7)	5
Construction in progress	76	—	76	32	—	32

	1,024	(596)	428	947	(531)	416

As of December 31, 2013 and 2012, the Company had net capital lease assets of $104 million and $94 million, respectively, included within computer equipment. During the years ended December 31, 2013 and 2012, the Company invested $139 million and $155 million, respectively, in property and equipment, including capital lease additions. Additions in the year ended December 31, 2013 include upgrades to equipment as part of investment in the Company’s GDS information technology infrastructure.

The Company recorded depreciation expense of $126 million, $145 million and $139 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The amount of interest on capital projects capitalized was $6 million and $3 million for the years ended December 31, 2013 and 2012, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

7.    Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2013 and December 31, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	December 31, 2013
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(530)	(80)	—	—	(610)

Acquired customer relationships, net	599	(80)	—	—	519

Customer loyalty payments	274	98	(66)	—	306
Accumulated amortization	(156)	(63)	66	(1)	(154)

Customer loyalty payments, net	118	35	—	(1)	152

Other intangible assets, net	717	(45)	—	(1)	671

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2012 and December 31, 2012 are as follows:
(in $ millions)	January 1, 2012	Additions	Retirements	Foreign Exchange	December 31, 2012
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired customer relationships	1,129	—	—	—	1,129
Accumulated amortization	(448)	(82)	—	—	(530)

Acquired customer relationships, net	681	(82)	—	—	599

Customer loyalty payments	269	50	(45)	—	274
Accumulated amortization	(140)	(62)	45	1	(156)

Customer loyalty payments, net	129	(12)	—	1	118

Other intangible assets, net	810	(94)	—	1	717

The Company paid cash of $78 million and $47 million for customer loyalty payments during the years ended December 31, 2013 and 2012, respectively. Further, as of December 31, 2013 and 2012, the Company had a balance payable of $35 million and $15 million, respectively, for customer loyalty payments (see Note 9).

Customer loyalty payments are payments made to travel agents or travel providers with an objective of increasing the number of travel bookings using the Company’s GDS and to improve the travel agents’ or travel providers’ loyalty, which are instrumented through agreements with a term over a year. Under the contractual terms, the travel agent or travel provider commits to achieve certain economic objectives for the Company. Such costs are specifically identifiable to individual contracts with travel agents or travel providers, which have determinable contractual lives. Due to the contractual nature of the payments, the Company believes that such assets are more appropriately classified as intangible assets and, as a result, the Company has presented them

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

7.    Intangible Assets (Continued)

within intangible assets with conforming changes to prior periods. As of December 31 2012, the Company included $50 million and $68 million net development advances within other current assets and other non-current assets, respectively, which have been re-classed as other intangible assets to conform to current period presentation.

Amortization expense for acquired customer relationships was $80 million, $82 million and $88 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated statements of operations.

Amortization expense for customer loyalty payments was $63 million, $62 million and $74 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included within revenue or cost of revenue in the Company’s consolidated statements of operations.

The Company expects amortization expense relating to acquired customer relationships and customer loyalty payments balances as of December 31, 2013 to be:

	Year Ending December 31,
(in $ millions)	Acquired Customer Relationships	Customer Loyalty Payments
2014	76	59
2015	68	39
2016	39	22
2017	42	14
2018	41	7

8.    Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	December 31, 2013	December 31, 2012
Deferred financing costs (see Note 10)	40	74
Supplier prepayments	24	33
Prepaid incentives	22	20
Pension assets	11	4
Derivative assets	8	5
Other	15	14

	120	150

As of December 31, 2012, the Company reclassified $68 million of “Development advances” (now presented as “Prepaid incentives”), previously included as part of other non-current assets, to “Customer loyalty payments” which form part of Intangible Assets (see Note 7).

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

9.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	December 31, 2013	December 31, 2012
Accrued commissions and incentives	253	211
Accrued payroll and related	80	71
Accrued interest expense	73	61
Customer prepayments	44	56
Deferred revenue	30	29
Accrued sponsor monitoring fees	26	32
Income tax payable	15	24
Derivative contracts	1	4
Pension and post-retirement benefit liabilities	1	2
Other	17	47

	540	537

Included in accrued commissions and incentives are $35 million and $15 million of accrued customer loyalty payments as of December 31, 2013 and 2012, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Interest rate	Maturity (1)	December 31, 2013	December 31, 2012
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated (2)	L+4 1/4%	June 2018	—	20
Term loans
Dollar denominated (2)	L+5%	June 2019	1,525	—
Dollar denominated (refinanced in June 2013)	L+4 3/4%		—	1,064
Euro denominated (refinanced in June 2013)	L+4 3/4%		—	284
“Tranche S” (refinanced in June 2013)	L+4 3/4%		—	137
2012 Secured Credit Agreement
Dollar denominated term loan (3)	L+9 1/2%		—	171
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan (3)	L+8%	January 2016	644	—
Tranche 2 dollar denominated term loan (4)	8 3/8%	December 2016	234	—
Second Priority Secured Notes
Dollar denominated floating rate notes (refinanced in April 2013) (5)	L+6%		—	225
Unsecured debt
Senior Notes
Dollar denominated floating rate notes (refinanced in April 2013)	L+4 5/8%		—	122
Euro denominated floating rate notes (refinanced in April 2013)	L+4 5/8%		—	201
Dollar denominated notes (refinanced in April 2013)	9 7/8%		—	429
Dollar denominated notes (refinanced in April 2013)	9%		—	250
Dollar denominated notes (6)	13 7/8%	March 2016	411	—
Dollar denominated floating rate notes (7)	L+8 5/8%	March 2016	188	—
Senior Subordinated Notes
Dollar denominated notes	11 7/8%	September 2016	25	—
Dollar denominated notes	11 7/8%	September 2016	247	247
Euro denominated notes	10 7/8%	September 2016	192	184
Capital leases			107	96

Total debt			3,573	3,430
Less: current portion			45	38

Long-term debt			3,528	3,392

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its debt outstanding under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

(2)	Minimum LIBOR floor of 1.25%

(3)	Minimum LIBOR floor of 1.5%

(4)	Cash interest of 4% and payment-in-kind interest of 4.375%

(5)	Payable in cash or payment-in-kind

(6)	Cash interest of 11.375% and payment-in-kind interest of 2.5%

(7)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt (Continued)

The Company’s Senior Notes are unsecured senior obligations of the Company and are subordinated to all existing and future secured indebtedness of the Company but will be senior in right of payment to any existing and future subordinated indebtedness. The Company’s Senior Subordinated Notes are unsecured subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness and secured indebtedness of the Company.

2013

In April 2013, the Company completed an exchange offer for substantially all of its existing senior notes due in September 2014 and March 2016, including the dollar denominated floating rates notes due 2014, euro denominated floating rate notes due 2014, 9.875% dollar denominated notes due 2014 and 9% dollar denominated notes due 2016, for approximately $406 million of new 13.875% senior fixed rate notes due March 2016, bearing cash interest of 11.375% and 2.5% of interest payable as payment-in-kind interest, and approximately $185 million of new senior floating rate notes due March 2016 (together with the new senior fixed rate notes, the “Senior Notes”), bearing cash interest of LIBOR plus 6.125% and 2.5% of interest payable as payment-in-kind interest (the “Senior Notes Exchange Offers”). In connection with the Senior Notes Exchange Offers, the holders of the new Senior Notes provided a waiver and release of all claims asserted related to the Company’s refinancing in 2011. To facilitate the transactions:

•

The Company entered into a new second lien secured credit agreement (“Second Lien Credit Agreement”) and issued $630 million of Tranche 1 second priority secured loans, at a discount of 1%, due January 2016 (the “Tranche 1 Loans”). The cash proceeds were used to (i) repay $175 million of indebtedness outstanding under the credit agreement dated as of May 8, 2012 (the “2012 Secured Credit Agreement”), (ii) repay in cash $393 million as part of the Senior Notes Exchange Offers, and (iii) pay consent fees in connection with the Senior Notes Exchange Offers and consent solicitations. The Tranche 1 Loans bear cash interest of LIBOR plus 8%, with a minimum LIBOR floor of 1.5%. During May 2013, the Company further borrowed $15 million under the Second Lien Credit Agreement to redeem the outstanding senior notes held by holders who did not participate in the Senior Notes Exchange Offers. Tranche 1 Loans are subject to a 2% repayment fee, which is accreted as interest expense over the term of the loans. During the year ended December 31, 2013, $3 million was accreted into the outstanding loan amount and $2 million of debt discount was amortized.

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

•

The Company’s direct parent holding company, Travelport Holdings Limited (“Travelport Holdings”), acquired all of its outstanding Extended Tranche A Loans in exchange for (i) approximately 43.3% of the equity of Travelport Worldwide Limited (“Worldwide”), ultimate parent company indirectly owning 100% of the Company, and (ii) $25 million of newly issued 11.875% Senior Subordinated Notes of the Company due September 2016, and acquired all of its outstanding Extended Tranche B Loans in exchange for approximately 34.6% of the equity of Worldwide.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt (Continued)

In June 2013, the Company amended and restated its senior secured credit agreement (the “Sixth Amended and Restated Credit Agreement”) which, among other things, (i) refinanced in full the outstanding term loans, revolver borrowings and other commitments with the proceeds of a new $1,554 million term loan facility issued at a discount of 1.5% with a maturity date of June 2019 and an initial interest rate equal to LIBOR plus 5% (with a minimum LIBOR floor of 1.25%); (ii) provides for a new $120 million super priority revolving credit facility with a maturity date of June 2018 and an initial interest rate equal to LIBOR plus 4.25% (with a minimum LIBOR floor of 1.25%); (iii) provides for incremental term loan facilities subject to a 3.1 to 1.0 first lien leverage ratio test; (iv) amended the definition of Consolidated EBITDA to add back amortization of customer loyalty payments; and (v) amended certain financial covenants, including the total leverage ratio, the senior secured leverage ratio, the minimum liquidity ratio and limitations on indebtedness, investments and restricted payments. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount of $1,554 million (adjusted for any subsequent prepayments), commencing September 2013. During the year ended December 31, 2013, the Company repaid $8 million as its quarterly repayment, and $3 million of debt discount was amortized.

In June 2013, the Company amended its Second Lien Credit Agreement to amend the definitions of (i) Consolidated EBITDA; (ii) total leverage ratio and senior secured leverage ratio; and (iii) certain other definitions to conform to the amendments in Sixth Amended and Restated Credit Agreement.

As a result of the above comprehensive refinancings during the year ended December 31, 2013, the Company recognized a loss on extinguishment of debt of $49 million, which comprised of $39 million of written-off of unamortized debt finance costs, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Pursuant to the Sixth Amended and Restated Secured Credit Agreement, the Company’s total revolving credit facility is $120 million all of which remains undrawn as of December 31, 2013. The commitment fee on the revolving loans decreased from 300 basis points as at December 31, 2012 to 100 basis points as at December 31, 2013.

During the year ended December 31, 2013, the Company borrowed $73 million and repaid $93 million under its revolving credit facility.

As a result of the Company’s Sixth Amended and Restated Credit Agreement, the $13 million of synthetic letter of credit facility was terminated. The Company’s $133 million of letter of credit facility, which was collateralized by $137 million of restricted cash funded from Tranche S loans, was also terminated and replaced with a new $137 million cash collateralized letter of credit facility, maturing in June 2018. The terms under the new letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of December 31, 2013, $77 million of letters of credit were outstanding under the terms of the new facility, against which the Company had provided $79 million as cash collateral, and the Company had $60 million of remaining capacity under its letters of credit facility.

Pursuant to its separation agreement with Orbitz Worldwide, the Company was committed to provide up to $75 million of letters of credit on behalf of Orbitz Worldwide. However, subsequent to April 15, 2013, the date on which the Company completed its comprehensive refinancing, the Company and Orbitz Worldwide ceased to be controlled by affiliates of The Blackstone Group (“Blackstone”), and the Company is no longer obligated to maintain or issue new letters of credit on behalf of Orbitz Worldwide. As of December 31, 2013, there were no letters of credit issued by the Company on behalf of Orbitz Worldwide, and all of the previously issued letters of credit were cancelled.

During the year ended December 31, 2013, $16 million of payment-in-kind interest was capitalized into the Second Priority Secured Notes and Senior Notes. In addition, $6 million of payment-in-kind interest was accrued for the Senior Notes and Tranche 2 Loans and included within other non-current liabilities on the Company’s consolidated balance sheets.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt (Continued)

Foreign exchange fluctuations resulted in a $9 million increase in the principal amount of euro denominated loans during the year ended December 31, 2013.

Subsequent to the balance sheet date, $135 million of Senior Subordinated Notes were exchanged for common shares of Travelport Worldwide Limited (See Note 20 – Subsequent Events).

2012

On December 11, 2012, the Company amended and restated its then existing senior secured credit agreement pursuant to the Fifth Amended and Restated Credit Agreement which, among other things, (i) added additional guarantees and collateral from subsidiaries previously excluded from the collateral and guarantee requirements under the senior secured credit agreement, (ii) amended intercompany transaction restrictions and (iii) increased the interest rate payable to lenders by 25 basis points. In addition, at a future date and upon an additional increase of 50 basis points in the interest rate payable to lenders under the senior secured credit agreement, the Fifth Amendment and Restated Agreement (i) permitted the Company to issue additional junior secured debt; (ii) amended the change of control definition to permit holders of the Company’s Senior Notes, Senior Subordinated Notes and Second Priority Secured Notes, and holders of term loans issued by the Company’s direct parent holding company, Travelport Holdings Limited to acquire voting stock of Travelport Limited or any of its direct or indirect parents without triggering an event of default under the First Lien Credit Agreement and (iii) amended certain existing covenants. The amendments to the covenants included, but were not limited to: (a) a decrease in the minimum liquidity covenant to $45 million starting on September 30, 2013, (b) a delay in step-downs in the total leverage ratio covenant by four quarters commencing with the quarter ending September 30, 2013, (c) an increase in the general basket for investments to $35 million, and (d) permitted the Company to refinance the Second Priority Secured Notes which carried payment-in-kind interest with new junior secured indebtedness that paid cash interest.

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

On May 8, 2012, the Company entered into a credit agreement (the “2012 Secured Credit Agreement”) which (i) allowed for $175 million of new term loans issued at a discount of 3%, secured on a junior priority basis to the term loans under the senior secured credit agreement and on a senior priority basis to the Second Priority Secured Notes; (ii) carried interest at USLIBOR plus 9.5% with a minimum USLIBOR floor of 1.5%, payable quarterly; and (iii) added a senior secured leverage ratio test, initially set at 4.95 until December 31, 2012.

Proceeds from the term loans under 2012 Secured Credit Agreement were used to repay in full $41 million of euro denominated terms loans due August 2013, $121 million of dollar denominated term loans due August 2013 and $3 million of dollar denominated term loans due August 2015.

Foreign exchange fluctuations resulted in a $6 million increase in the principal amount of secured euro denominated long-term loans during the year ended December 31, 2012.

During the year ended December 31, 2012, $14 million of interest was capitalized into the Second Priority Secured Notes.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt (Continued)

During the year ended December 31, 2012, the Company borrowed $80 million and repaid $95 million under the revolving credit facility. At December 31, 2012, the Company had outstanding borrowings to external lenders of $20 million under the revolving credit facility, with remaining external borrowing capacity of $98 million.

The interest rate on the revolving loans increased from LIBOR plus 4.5% to LIBOR plus 4.75% pursuant to Fifth Amended and Restated Credit Agreement.

The Company’s dollar denominated floating rate Senior Notes bore interest at a rate equal to USLIBOR plus 4 5/8%. The Company’s euro denominated floating rate Senior Notes bore interest at a rate equal to EURIBOR plus 4 5/8%.

During the year ended December 31, 2012, the Company repurchased $14 million of 9 7/8% dollar denominated Senior Notes, $11 million of euro denominated floating rate Senior Notes and $1 million of dollar denominated floating rate Senior Notes for $20 million of cash, resulting in a gain of $6 million.

Foreign exchange fluctuations resulted in a $5 million increase in the principal amount of unsecured euro denominated long-term debt during the year ended December 31, 2012.

Capital Leases

During 2013, the Company repaid $20 million under its capital lease obligations, terminated $1 million of capital leases and entered into $32 million of new capital leases for information technology assets. During 2012, the Company repaid $16 million under its capital lease obligations, terminated $14 million of capital leases and entered into $63 million of new capital leases for information technology assets.

Debt Maturities

Aggregate maturities of debt as of December 31, 2013 are as follows:

(in $ millions)	Year Ending December 31, (2)
2014	45
2015	43
2016	1,978
2017	33
2018	18
Thereafter (1)	1,456

3,573

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.

(2)	The above table excludes (i) $70 million of payment-in-kind interest and $10 million of repayment fees for the Tranche 2 Loans and Senior Notes, of which $6 million of payment-in-kind interest has been accrued within other non-current liabilities as of December 31, 2013 and (ii) $26 million of debt discount on term loans under the Sixth Amendment and Restated Credit Agreement and Second Lien Credit Agreement.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

10.    Long-Term Debt (Continued)

Debt Finance Costs

Debt finance costs are capitalized within other non-current assets on the consolidated balance sheets and amortized over the term of the related debt into earnings as part of interest expense in the consolidated statements of operations. The movement in deferred financing costs is summarized below:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance as of January 1	74	98	37
Capitalization of debt finance costs	29	13	84
Amortization	(24)	(37)	(23)
Written-off as loss on extinguishment	(39)	—	—

Balance as of December 31	40	74	98

During the year ended December 31, 2013, the Company incurred $21 million of debt finance costs and $5 million of early repayment penalty on term loans under the 2012 Secured Credit Agreement which were recorded directly in the Company’s consolidated statements of operations in connection with the refinancing in the second quarter of 2013.

Amortization of debt finance costs during 2012 includes $5 million of debt finance costs written off due to early repayment of term loans in May 2012. In December 2012, the Company also incurred $7 million of debt finance costs which were recorded directly in the consolidated statements of operations in connection with amendments made to the senior secured credit agreement.

In September 2011, the Company incurred $16 million of debt finance costs which were recorded directly in the consolidated statements of operations in connection with the credit agreement amendments and the second lien debt.

Debt Covenants and Guarantees

The Company’s Sixth Amendment and Restated Credit Agreement, Second Lien Credit Agreement and the Indentures contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness or issue preferred stock; create liens on assets; enter into sale and leaseback transactions; engage in mergers or consolidations; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans or advances; repay subordinated indebtedness (including the Company’s Senior Subordinated Notes); make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Company’s subordinated indebtedness (including the Company’s Senior Subordinated Notes); change the Company’s lines of business; and change the status of the Company as a passive holding company.

In addition, under the Sixth Amendment and Restated Credit Agreement, the Company is required to operate within a maximum total leverage ratio and a senior secured leverage ratio and to maintain a minimum cash balance at the end of every fiscal quarter. The Sixth Amendment and Restated Credit Agreement, Second Lien Credit Agreement and Indentures also contain certain customary affirmative covenants and events of default. As of December 31, 2013, the Company was in compliance with all restrictive and financial covenants related to its long-term debt.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes.

As of December 31, 2013, the Company had a net asset position of $10 million related to derivative instruments associated with its euro denominated and floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

Interest Rate Risk

The primary interest rate exposure as of December 31, 2013 was to interest rate fluctuations in the United States, specifically the impact of USLIBOR interest rates on dollar denominated variable rate borrowings. During 2013 and in previous years, the Company was also exposed to interest rate exposure due to the impact of EURIBOR interest rates on its euro denominated variable rate debt. In previous years and during part of 2013, the Company used interest rate swap derivative contracts, to economically hedge the exposure to fluctuations in the interest rate risk by creating an appropriate mix of fixed and floating rate debt. These derivative instruments were not considered as accounting hedges and changes in the fair value of these derivatives were recorded in consolidated statement of operations when they occurred. In 2011 and in previous periods the Company also used cross currency swaps as the derivative financial instruments in these hedging strategies. The Company did not designate these interest rate and cross currency swaps as accounting hedges. Fluctuations in the value of these contracts were recorded within the Company’s consolidated statements of operations, which were largely offset by the impact of the changes in the value of the underlying risk they were intended to economically hedge.

In August 2013, the Company’s interest rate swap derivative contracts expired and it entered into interest rate cap derivative contracts to cap the maximum USLIBOR rate to which the Company may be exposed at 1.5%. The purpose of these contracts is to hedge the risk of an increase in interest costs on the Company’s floating rate debt due to an increase in USLIBOR rates. The Company has designated these interest rate cap derivative contracts as accounting cash flow hedges and records the effective portion of changes in fair value of these derivative contracts as a component of other comprehensive income (loss) with the ineffective portion recognized in earnings in the consolidated statements of operations.

Foreign Currency Risk

The Company uses foreign currency derivative contracts, including forward contracts and currency options, to manage its exposure to changes in foreign currency exchange rates associated with its euro denominated debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries (primarily to manage its foreign currency exposure to British pound, Euro and Australian dollar). The Company does not designate these foreign currency derivative contracts as accounting hedges. Fluctuations in the value of these foreign currency derivative contracts are recorded within the Company’s consolidated statements of operations, which partially offset the impact of the changes in the value of the euro denominated debt, foreign currency denominated receivables and payables and forecasted earnings they are intended to economically hedge.

With the comprehensive refinancing during the year 2013 and the repayment of euro denominated debt, the Company has lower foreign exchange risk related to its euro denominated debt compared to prior years.

Credit Risk and Exposure

The Company is exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties. The Company mitigates counterparty credit risk associated with its

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Financial Instruments (Continued)

derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties. As of December 31, 2013, there were no significant concentrations of counterparty credit risk with any individual counterparty or group of counterparties for derivative contracts.

Fair Value Disclosures for Derivative Instruments

The Company’s financial assets and liabilities recorded at fair value consist primarily of derivative instruments. These amounts have been categorized based upon a fair value hierarchy and were all categorized as Level 2 — Significant Other Observable Inputs as of December 31, 2013 and as Level 3 — Significant Unobservable Inputs as of December 31, 2012. See Note 2 — Summary of Significant Accounting Policies, for a discussion of the Company’s policies regarding this hierarchy.

The fair value of interest rate cap and interest rate swap derivative instruments is determined using pricing models based on discounted cash flows that use inputs from actively quoted markets for similar instruments. The fair value of foreign currency forward contracts is determined by comparing the contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. The fair value of foreign currency option contracts is based on valuations provided by the financial institutions based on market observable data. These fair values are then adjusted for the Company’s own credit risk or counterparty credit risk, as appropriate. This adjustment is calculated based on the default probability of the banking counterparty or the Company and is obtained from active credit default swap markets.

The Company reviews the fair value hierarchy classification for financial assets and liabilities at the end of each quarter. Changes in significant unobservable valuation inputs may trigger reclassification of financial assets and liabilities between fair value hierarchy levels. As of December 31, 2013, credit risk fair value adjustments constituted less than 15% of the unadjusted fair value of derivative instruments. In instances where Credit Valuation Adjustment (“CVA”) comprises 15% or more of the unadjusted fair value of the derivative instrument for two consecutive quarters the Company’s policy is to categorize the derivative as Level 3 of the fair value hierarchy. As the CVA applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company has categorized derivative fair valuations at Level 2 of the fair value hierarchy. Transfers into and out of Level 3 of the fair value hierarchy are recognized at the end of each quarter when such categorization takes place.

Presented below is a summary of the gross fair value of the Company’s derivative contracts recorded on the consolidated balance sheets at fair value.

		Fair Value Asset			Fair Valve (Liability)
(in $ millions)	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate caps	Other non-current assets	8	—	Accrued expenses and other current liabilities	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other current assets	—	—	Accrued expenses and other current liabilities	—	(3)
Foreign currency contracts	Other current assets	3	10	Accrued expenses and other current liabilities	(1)	(1)
Foreign currency contracts	Other non-current assets	—	5	Other non-current liabilities	—	—

Total fair value of derivative assets (liabilities)		11	15		(1)	(4)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Financial Instruments (Continued)

As of December 31, 2013, the notional amounts of the above derivative contracts were as follows:

(in $ millions)	Amount
Interest rate caps	2,330
Foreign currency options	219
Foreign currency forwards	158

The interest rate cap derivative contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments during the year ended December 31, 2013.

(in $ millions)	Amount
Net derivative asset as of January 1, 2013	11
Loss for the period included in net loss	(7)
Loss for the period included in other comprehensive income (loss)	(4)
Premium paid for interest rate cap derivative contracts	12
Proceeds from settlement of foreign currency derivative contracts hedging debt instruments, net	(3)
Settlement of foreign currency derivative contracts and interest rate swaps, net	4
Termination of foreign currency derivative contracts (settlement pending)	(3)

Net derivative asset as of December 31, 2013	10

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

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 2%, and a recovery rate of 20%, which are applied to the Company’s credit default swap adjustments. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of December 31, 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Financial Instruments (Continued)

The table below presents the impact that changes in fair values of derivatives designated as hedges had on accumulated other comprehensive income (loss) and income (loss) during the year and the impact derivatives not designated as hedges had on income (loss) during that year.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Amount of Gain (Loss) Recorded into Income (Loss)
	Year Ended December 31,			Location of Gain (Loss) Recorded in Income (Loss)	Year Ended December 31,
(in $ millions)	2013	2012	2011		2013	2012	2011
Derivatives designated as hedging instruments:
Interest rate caps	(4)	—	—	Interest expense, net	—	—	—
Interest rate swaps	—	—	—	Interest expense, net	—	—	(9)
Derivatives not designated as hedging instruments:
Interest rate swaps				Interest expense, net	(3)	(4)	(4)
Foreign exchange impact of cross currency swaps				Selling, general and administrative	—	—	14
Foreign currency contracts				Selling, general and administrative	(4)	—	(16)

					(7)	(4)	(15)

The table above includes (i) unrealized losses on interest rate caps held as of December 31, 2013, amounting to $4 million for the year ended December 31, 2013, and (ii) unrealized loss on foreign currency derivative contracts of $0 for the year ended December 31, 2013.

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

The fair values of the Company’s other financial instruments are as follows:

		December 31, 2013		December 31, 2012
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	19	349	—	133
Derivative assets	Level 2	11	11	15	15
Derivative liabilities	Level 2	(1)	(1)	(4)	(4)
Total debt	Level 2	(3,573)	(3,693)	(3,430)	(2,899)

The fair value of the Company’s investment in Orbitz Worldwide, which is categorized within Level 1 of the fair value hierarchy, has been determined based on quoted prices in active markets.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

11.    Financial Instruments (Continued)

The fair value of the Company’s total debt has been determined by calculating the fair value of term loans, Senior Notes and Senior Subordinated Notes based on quoted prices obtained from independent brokers for identical debt instruments when traded as an asset and is categorized within Level 2 of the fair value hierarchy.

12.    Other Non-Current Liabilities

Other non-current liabilities consisted of:

(in $ millions)	December 31, 2013	December 31, 2012
Pension and post-retirement benefit liabilities	75	176
Income tax payable	23	23
Other	74	75

	172	274

13.    Employee Benefit Plans

Defined Contribution Savings Plan

The Company sponsors a US defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by the plan. The Company’s contributions to this plan were approximately $15 million, $10 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Benefit Pension and Other Post-Retirement Benefit Plans

The Company sponsors domestic non-contributory defined benefit pension plans, which cover certain eligible employees. The majority of the employees participating in these plans are no longer accruing benefits. Additionally, the Company sponsors contributory defined benefit pension plans in certain foreign subsidiaries with participation in the plans at the employee’s option. Under both the US domestic and foreign plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. As of December 31, 2013 and 2012, the aggregate accumulated benefit obligations of these plans were $581 million and $663 million, respectively.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws, plus such additional amounts the Company determines to be appropriate. The Company also maintains other post-retirement health and welfare benefit plans for eligible employees of certain domestic subsidiaries.

The Company sponsors several defined benefit pension plans for certain employees located outside the United States. The aggregate benefit obligation for these plans was $81 million and $76 million as of December 31, 2013 and 2012, respectively, and the aggregate fair value of plan assets was $91 million and $79 million for December 31, 2013 and 2012, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.    Employee Benefit Plans (Continued)

The Company uses a December 31 measurement date for its defined benefit pension and other post-retirement benefit plans. For such plans, the following tables provide a statement of funded status as of December 31, 2013 and 2012, and summaries of the changes in the benefit obligation and fair value of assets for the years then ended:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012
Benefit obligation, beginning of year	663	614
Interest cost	24	25
Actuarial (gain) loss	(83)	44
Benefits paid	(24)	(24)
Currency translation adjustment	1	4

Benefit obligation, end of year	581	663

Fair value of plan assets, beginning of year	497	440
Return on plan assets	46	51
Employer contribution	3	26
Benefits paid	(24)	(24)
Currency translation adjustment	1	4

Fair value of plan assets, end of year	523	497

Funded status	(58)	(166)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit expense relating to unrecognized actuarial losses was $78 million and $184 million as of December 31, 2013 and 2012, respectively.

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012
Benefit obligation, beginning of year	8	9
Actuarial gains	(1)	—
Benefits paid	—	(1)

Benefits obligation, end of year	7	8

Fair value of plan assets, beginning of year	—	—
Employer contribution	—	1
Benefits paid	—	(1)

Fair value of plan assets, end of year	—	—

Funded status	(7)	(8)

The amount included in accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic post-retirement benefit expense relating to unrecognized actuarial gains was $3 million and $2 million as of December 31, 2013 and 2012, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.    Employee Benefit Plans (Continued)

The following table provides the components of net periodic benefit cost for the respective years:

	Defined Benefit Pension Plans
(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest cost	24	25	27
Expected return on plan assets	(34)	(31)	(31)
Recognized net actuarial loss	14	13	5

Net periodic benefit cost	4	7	1

	Post-Retirement Benefit Plans
(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest cost	—	—	1
Amortization of prior service cost	—	—	(4)
Recognized net actuarial gain	(1)	(4)	(1)

Net periodic benefit gain	(1)	(4)	(4)

The Company has utilized the following weighted average assumptions to measure the benefit obligation for the defined benefit pension plans and post-retirement benefit plans as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Defined Benefit Pension Plans
Discount rate	4.8%	3.6%
Expected long-term return on plan assets	7.0%	7.2%
Post-Retirement Benefit Plans
Discount rate	5.3%	3.8%

The weighted average expected long-term return on plan assets is based on a number of factors including historic plan asset returns over varying long-term periods, long-term capital markets forecasts, expected asset allocations, risk premiums for respective asset classes, expected inflation and other factors. The Company’s post-retirement benefit plans use an assumed health care cost trend rate of approximately 9% for 2013 reduced over eight years until a rate of 5% is achieved. The effect of a one-percentage point change in the assumed health care cost trend would not have a material impact on the net periodic benefit costs or the accumulated benefit obligations of the Company’s health and welfare plans.

The Company seeks to produce a return on investment for the plans which is based on levels of liquidity and investment risk that are prudent and reasonable, given prevailing market conditions. The assets of the plans are managed in the long-term interests of the participants and beneficiaries of the plans. The Company manages this allocation strategy with the assistance of independent diversified professional investment management organizations. The assets and investment strategy of the Company’s UK based defined plans are managed by an independent custodian. The Company’s investment strategy for its US defined benefit plan is to achieve a return sufficient to meet the expected near-term retirement benefits payable under the plan when considered along with the minimum funding requirements. The target allocation of plan assets is 50% in equity securities, 42% in fixed income securities and 8% to all other types of investments.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

13.    Employee Benefit Plans (Continued)

The fair values of the Company’s pension plan assets by asset category as of December 31, 2013 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total
Common & commingled trust funds (1)	—	414	414
Mutual funds (2)	98	—	98
Cash equivalents (3)	11	—	11

Total	109	414	523

The fair values of the Company’s pension plan assets by asset category as of December 31, 2012 are as follows:

	Pension Plan Assets
($ in millions)	Level 1	Level 2	Total
Common & commingled trust funds (1)	—	438	438
Mutual funds (2)	47	—	47
Cash equivalents (3)	12	—	12

Total	59	438	497

(1)	The underlying investments held in common & commingled trust funds are actively managed equity securities and fixed income investment vehicles that are valued at the net asset value per share provided by the fund administrator multiplied by the number of units held as of the measurement date.

(2)	Values of units are based on the closing price reported on the major market on which the investments are traded and provided by the fund administrator.

(3)	Cash equivalents comprise of money market funds.

The Company’s contributions to its defined benefit pension and post-retirement benefit plans are estimated to aggregate $6 million in 2014 as compared to actual contribution of $3 million in 2013. The increase in estimated contributions is as a result of a change in US pension funding regulations.

The Company estimates its defined benefit pension and other post-retirement benefit plans will pay benefits to participants as follows:

(in $ millions)	Defined Benefit Pension Plans	Post-Retirement Benefit Plans
2014	29	—
2015	32	—
2016	34	—
2017	37	1
2018	42	1
Five years thereafter	299	1

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Commitments and Contingencies

Commitments

Leases

The Company is committed to making rental payments under non-cancellable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancellable operating leases as of December 31, 2013 are as follows:

(in $ millions)	Amount
2014	13
2015	10
2016	8
2017	6
2018	5
Thereafter	19

61

During the years ended December 31, 2013, 2012 and 2011, the Company incurred total rental expenses of $18 million, $18 million and $19 million, respectively, primarily related to leases of office facilities.

Commitments under capital leases amounted to $107 million as of December 31, 2013, primarily related to information technology equipment.

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of December 31, 2013, the Company had approximately $126 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $46 million relates to the twelve months ending December 31, 2014. These purchase obligations extend through 2017.

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

On March 12, 2013, the Company entered into an agreement to resolve its outstanding litigation with American Airlines and entered into a new long-term distribution agreement. This agreement was approved by the court overseeing the American Airlines bankruptcy proceedings on April 23, 2013.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

14.    Commitments and Contingencies (Continued)

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

15.    Equity

Description of Capital Stock

The Company has authorized share capital of $12,000 and has issued 12,000 shares, with a par value of $1 per share. The share capital of the Company is divided into shares of a single class the holders of which, subject to the provisions of the bye-laws, are (i) entitled to one vote per share, (ii) entitled to such dividends as the Board may from time to time declare, (iii) in the event of a winding-up or dissolution of the Company, whether voluntary or involuntary or for the purpose of a reorganization or otherwise or upon any distribution of capital, entitled to the surplus assets of the Company, and (iv) generally entitled to enjoy all of the rights attaching to shares.

The Board may, subject to the bye-laws and in accordance with Bermudan legislation, declare a dividend to be paid to the shareholders, in proportion to the number of shares held by them. Such dividend may be paid in cash and/or in kind and is subject to limitations under the Company’s debt agreements. No unpaid dividend bears interest. The Board may elect any date as the record date for determining the shareholders entitled to receive any dividend.

The Board may declare and make such other distributions to the members as may be lawfully made out of the assets of the Company. No unpaid distribution bears interest.

Shareholders’ Agreement

In October 2011, in connection with the restructuring of senior unsecured payment-in-kind (“PIK”) term loans, issued by the Company’s direct parent holding Company, Travelport Holdings Limited (the “Restructuring”), the PIK term loans lenders (the “New Shareholders”) received as partial consideration for the Restructuring, their pro-rata share of 40% of the fully diluted issued and outstanding equity of Travelport Worldwide Limited the Company’s indirect parent Company (“Travelport Worldwide”). In April 2013 the remaining outstanding PIK term loans of Travelport Holdings Limited were exchanged for additional equity in Travelport Worldwide and unsecured debt in Travelport Limited. As of December 31, 2013 the New Shareholders own approximately 71% of Travelport Worldwide.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

15.    Equity (Continued)

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

Distributions to Parent

On April 15, 2013, as part of the comprehensive refinancing, the Company issued $25 million of 11.875% Senior Subordinated Notes due September 2016 in exchange for and as part settlement of Tranche A Loans of Travelport Holdings. In connection with the comprehensive refinancing, $6 million of refinancing costs were deemed as incurred towards Travelport Holdings’ debt exchange transaction (see Note 10).

The exchange of $25 million of the Company’s 11.875% Senior Subordinated Notes for Travelport Holdings’ Tranche A Loans and allocated costs of $6 million have been considered as deemed capital distributions to Travelport Holdings.

On September 30, 2011, the Company made a distribution to Travelport Holdings of $297 million, comprising $89 million of cash and $208 million of second lien term loans, which were converted to Second Priority Secured Notes during the year ended December 31, 2012.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents certain components of revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss). Other comprehensive income (loss) amounts are recorded directly as an adjustment to total equity (deficit), net of tax. Accumulated other comprehensive income (loss), net of tax, consisted of:

(in $ millions)	Currency Translation Adjustments	Unrealized Gain (Loss) on Equity Investments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrecognized Actuarial Gain (Loss) on Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2011	73	(4)	(9)	(69)	(9)
Activity during period, net of tax of $(2) (1)	(81)	6	9	(101)	(167)

Balance as of December 31, 2011	(8)	2	—	(170)	(176)
Activity during period, net of tax of $1 (1)	3	(3)	—	(13)	(13)

Balance as of December 31, 2012	(5)	(1)	—	(183)	(189)
Activity during period, net of tax of $2 (1)	(5)	9	(4)	107	107

Balance as of December 31, 2013	(10)	8	(4)	(76)	(82)

(1)	The tax impact relates to unrecognized actuarial gain (loss) on defined benefit plans. For all other components of accumulated other comprehensive income (loss), the tax impact was $0 million for each of the years ended December 31, 2013, 2012 and 2011.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity-Based Compensation

Worldwide Equity Plan

Travelport Worldwide Limited (“Worldwide”) is the ultimate parent company indirectly owning 100% of the Company. In December 2011, Worldwide introduced an equity-based long-term incentive program (the “2011 Worldwide Equity Plan”) pursuant to which the key employees of the Company were granted shares and restricted share units (“RSUs”) in Worldwide. Under this plan, the Board of Directors of Worldwide authorized the grant of 2.6 million shares and 0.8 million RSUs in Worldwide to the key employees of the Company. All of the shares and RSUs were recognized as granted for accounting purposes, with the shares vesting immediately and the RSUs vesting on January 1, 2014, dependent on continued service. The grant date fair value of each award under the 2011 Worldwide Equity Plan is based on a valuation of the total equity of Worldwide at the time of each grant of an award.

During the year ended December 31, 2013, the Board of Directors of Worldwide introduced an equity-based long-term incentive program (the “2013 Worldwide Equity Plan”) whereby 84.1 million of awards were authorized to be granted to certain key employees of the Company. In May 2013, 75.7 million of RSUs were granted to employees, with two-thirds, or 50.5 million RSUs, vesting one-sixth semi-annually on April 15 and October 15 each year for a period of three years, if the employee continues to remain in employment. The balance of one-third or 25.2 million RSUs, vest on April 15, 2015 upon satisfaction of certain performance conditions. As the performance conditions have not been communicated to the employees, these 25.2 million RSUs have not been considered as granted for accounting purposes.

In June 2013, the Board of Directors of Worldwide authorized the grant of 4 million stock options to the Company’s Non-Executive Chairman, Douglas M. Steenland, which vest in 3 years from the date of grant. Of the options granted, 2 million options are subject to time-based vesting and the balance of 2 million options are subject to vesting upon achieving certain performance conditions. As the performance conditions have not been communicated only 2 million options which have time-based vesting have been considered as granted for accounting purposes. The stock options have a contractual life of five years from the date of grant. None of the stock options have vested or have become exercisable as of December 31, 2013.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity-Based Compensation (Continued)

The activity of the Company’s RSUs and stock options for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Shares		Restricted Share Units		Options
(in millions, except per share, RSU or stock option fair value)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Granted at fair market value	2.6	$1.85	0.8	$1.85	—	—
Net share settlement (1)	(0.7)	$1.85	—	—	—	—

Balance as of December 31, 2011	1.9	$1.85	0.8	$1.85	—	—
Vesting of restricted share units	0.2	$1.85	(0.2)	$1.85	—	—
Net share settlement (2)	(0.5)	$1.85	—	—	—	—
Forfeited	—	—	(0.1)	$1.85	—	—

Balance as of December 31, 2012	1.6	$1.85	0.5	$1.85	—	—
Granted at fair market value	—	—	50.8	$0.37	2.0	$0.12
Forfeited/cancelled	—	—	(1.2)	$0.37	—	—
Vesting of restricted share units	8.3	$0.37	(8.3)	$0.37	—	—
Net share settlement (3)	(3.5)	$0.37	—	—	—	—

Balance as of December 31, 2013	6.4	$1.45	41.8	$0.39	2.0	$0.12

(1)	The Company completed net share settlements for 0.7 million shares in Worldwide in connection with employee taxable income created upon issuance of shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

(2)	The Company completed net share settlements for 0.5 million Worldwide shares in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

(3)	The Company completed net share settlements for 3.5 million Worldwide shares in connection with employee taxable income created upon issuance. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

Partnership Restricted Equity Units – Class A-2 Units

TDS Investor (Cayman) L.P., the partnership which prior to the comprehensive refinancing in April 2013, indirectly owned a majority shareholding in the Company (the “Partnership”) had an equity-based, long-term incentive program for the purpose of retaining certain key employees of the Company. Under this program, key employees of the Company were granted restricted equity units (“REUs”) and profit interests in the Partnership, where by REUs convert to Class A-2 units pursuant to the terms of the plan. During 2006, the Board of Directors of the Partnership approved the grant of up to approximately 120 million REUs for this incentive plan. The grant date fair value of each award under a plan within the program is based on a valuation of the total equity of the Partnership at the time of each grant of an award.

During 2013, the Board of Directors of the Partnership approved a grant of all the remaining outstanding authorized REUs in the Partnership under the plans, all of which vested during the year. As of December 31, 2013, none of the REUs remained outstanding or authorized for grant. All REUs either vested and were converted to Class A-2 units or have been cancelled and are no longer available for further grant.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity-Based Compensation (Continued)

The activity of the Company’s REUs for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Restricted Equity Units (Class A-2 Units)
(in millions, except per REU fair value)	Number of shares	Weighted Average grant date fair value
Balance as of January 1, 2011	99.5	$2.20
Granted at fair market value (1)	1.7	$0.47
Net share settlement (2)	(2.2)	$0.88
Forfeited	(6.0)	$1.12

Balance as of December 31, 2011	93.0	$2.27
Granted at fair market value (3)	11.2	$0.11
Vesting of restricted share units	—	—
Net share settlement (4)	(1.9)	$0.11
Forfeited	(0.1)	$0.11

Balance as of December 31, 2012	102.2	$2.08
Granted at fair market value (5)	18.0	$0.06
Net share settlement (6)	(11.7)	$0.06
Forfeited	(0.7)	$0.06

Balance as of December 31, 2013	107.8	$1.97

(1)	Consists of accelerated vesting of 1.6 million REUs under the 2009 Travelport Long-Term Incentive Plan with a fair value of $0.47 per unit and 0.1 million REUs under the 2010 Travelport Long-Term Incentive Plan due to the sale of the GTA business in May 2011.

(2)	The Company completed net share settlements for 2.2 million Partnership REUs in connection with employee taxable income created upon issuance of Class A-2 interests. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of REUs / Class A-2 interests.

(3)	Consists of (i) 8.6 million REUs under the 2009 Travelport Long-Term Incentive Plan, with immediate vesting, (ii) 2.5 million REUs under the 2010 Travelport Long-Term Incentive Plan, that vested on August 1, 2012, and (iii) 0.1 million REUs under the 2011 Travelport Long-Term Incentive Plan, that vested on August 1, 2012.

(4)	The Company completed net share settlements for 1.9 million Partnership REUs in connection with employees taxable income created upon issuance of Class A-2 interests. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of REUs / Class A-2 interests.

(5)	Consists of grant of 2.6 million REUs under the 2009 Travelport Long-Term Incentive Plan, 3.8 million REUs under the 2010 Travelport Long-Term Incentive Plan, 0.3 million REUs under the 2011 Travelport Long-Term Incentive Plan, all of which vested in 2013 and a grant and immediate vesting of 11.3 million of Class A-2 interests, all with a fair value of $0.06 per unit.

(6)	The Company completed net share settlements for 11.7 million Partnership REUs in connection with employee taxable income created upon issuance of Class A-2 interests. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of REUs/Class A-2 interests.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

16.    Equity-Based Compensation (Continued)

The table below sets out the equity-based compensation expense recognized in the consolidated financial statements:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
REUs	1	1	1
RSUs / Shares	5	1	5
Stock options*	—	—	—

Total equity-based compensation expense	6	2	6

*	Compensation expense for the year ended December 31, 2013 is less than $1 million

Compensation expense for the years ended December 31, 2013, 2012 and 2011 resulted in a credit to equity (deficit) on the Company’s consolidated balance sheet of $6 million, $2 million and $6 million, respectively, which was offset by a decrease of approximately $1 million, $1 million and $3 million, respectively, due to net share settlements as the cash payment of the taxes was effectively a repurchase of previously granted equity awards.

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of December 31, 2013 will be approximately $15 million based on the fair value of the RSUs and the stock options on the grant date.

17.    Segment Information

The US GAAP measures which management and the Chief Operating Decision Maker (the “CODM”) use to evaluate the performance of the Company are net revenue and EBITDA, which is defined as income (loss) from continuing operations before equity in earnings (losses) of investment in Orbitz Worldwide, interest expense, gain (loss) on extinguishment of debt, income taxes, and depreciation and amortization, each of which is presented in the Company’s consolidated statements of operations.

Although not presented here, the CODM also evaluates performance based on Adjusted EBITDA, which is net income adjusted for depreciation and amortization, interest, income taxes, gain (loss) on extinguishment of debt, equity in earnings (losses) of investment in Orbitz Worldwide and excludes items management and the CODM view as outside the normal course of operations such as, costs associated with Travelport’s restructuring efforts, amortization of customer loyalty payments, non-cash equity-based compensation, litigation and related costs, and foreign currency gains (losses) on euro denominated debt and earnings hedges. Such adjustements are also excluded under Travelports’ debt covenants.

Reportable segments are determined based on the financial information which is available and utilized on a regular basis by the Company’s management and CODM to assess financial performance and to allocate resources. After the sale of the GTA business during the year ended December 31, 2011, the Company has one reportable segment.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

17.    Segment Information (Continued)

The Company maintains operations in the United States, United Kingdom and other international territories. The geographic segment information provided below is classified based on geographic location of the Company’s subsidiaries:

(in $ millions)	United States	United Kingdom	All Other Countries	Total
Net Revenue
Year ended December 31, 2013	772	162	1,142	2,076
Year ended December 31, 2012	795	155	1,052	2,002
Year ended December 31, 2011	873	152	1,010	2,035
Long-Lived Assets (excluding financial instruments and deferred tax assets)
As of December 31, 2013	1,478	39	1,092	2,609
As of December 31, 2012	1,630	31	1,054	2,715
As of December 31, 2011	1,753	42	1,115	2,910

Net revenue by country is determined by the location code for the segment booking for transaction processing revenue and the domicile of the legal entity receiving the revenue for Airline IT Solutions revenue.

18.    Related Party Transactions

Transactions with Entities Related to Owners

Prior to comprehensive refinancing in April 2013, Blackstone was the ultimate controlling shareholder in the Company. Subsequent to the comprehensive refinancing, Blackstone continues to be a principal shareholder of the Company. Blackstone has ownership interests in a broad range of companies and has affiliations with other companies. The Company has entered into commercial transactions on an arms-length basis in the ordinary course of business with these companies, including the sale and purchase of goods and services. For example, prior to comprehensive refinancing in 2013 and during the year ended December 31, 2012, the Company recorded revenue of approximately $9 million and $23 million, respectively, from Hilton Hotels Corporation and $3 million and $9 million, respectively, from Wyndham Hotel Group, (both Hilton Hotels Corporation and Wyndham Hotel Group being Blackstone portfolio companies) in connection with GDS booking fees received. Other than as described herein, none of these transactions or arrangements is of great enough value to be considered material.

During 2013 and 2012, the Company paid approximately $7 million and $2 million, respectively, to an affiliate of Blackstone for advisory and consulting services incurred in relation to refinancing transactions.

In December 2007, the Company received a notice from Blackstone and Technology Crossover Ventures (“TCV”) electing to receive, in lieu of annual monitoring fee payments, a lump sum advisory fee in consideration of the termination of the appointment of Blackstone and TCV to render services pursuant to the Transaction and Monitoring Fee Agreement (“TMFA”) as of the date of such notice. The Company recorded this fee as an expense in the Company’s consolidated statement of operations in 2007.

On May 8, 2008, the Company entered into a new TMFA with an affiliate of Blackstone and an affiliate of TCV, pursuant to which Blackstone and TCV render monitoring, advisory and consulting services to the Company. In 2011, 2012 and 2013, the Company made payments of approximately $5 million, $5 million and $6 million, respectively, under the new TMFA. Pursuant to the terms of the new agreement, the payments made in 2011 were credited against the advisory fee previously accrued in 2007. Future payments for monitoring, advisory and consulting services under this agreement will also be credited against this accrued advisory fee. In March 2013, in connection with the comprehensive refinancing, Blackstone and TCV agreed to a one-third

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

18.    Related Party Transactions (Continued)

reduction in the amount of fees that would be otherwise be payable under TMFA, and the Company has no obligation to pay the advisory fee, in each case, until the Company’s outstanding indebtedness under the Second Lien Credit Agreement is repaid, refinanced or extended. As of December 31, 2011, 2012 and 2013, the outstanding advisory fee payable was $37 million, $32 million and $26 million, respectively.

Transactions with Orbitz Worldwide

During the years ended December 31, 2013, 2012 and 2011, the Company had transactions and balances with Orbitz Worldwide. These are presented in Note 4.

19.    Discontinued Operations

On May 5, 2011, the Company completed the sale of the GTA business to Kuoni and realized a gain of $312 million, net of tax in 2011. The results of operations of the GTA business are presented as discontinued operations in the Company’s consolidated statements of operations and consolidated statements of cash flows.

Summarized statements of operations data for the discontinued operations of the GTA business, excluding intercompany transactions, are as follows:

(in $ millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	From January 1, 2011 to May 5, 2011
Net revenue	—	—	76
Operating expenses	—	—	86

Operating loss before income taxes	—	—	(10)
Benefit for income taxes	—	—	4

Loss from discontinued operations, net of tax	—	—	(6)
Gain from disposal of discontinued operations, net of tax of $0	4	7	312

Total income from discontinued operations, net of tax	4	7	306

In connection with the sale of the GTA business to Kuoni, the Company agreed to indemnify Kuoni up to May 2017 for certain potential tax liabilities relating to pre-sale events. An estimate of the Company’s obligations under those indemnities is included within other non-current liabilities on the Company’s consolidated balance sheet as of December 31, 2013 and 2012.

During 2013 and 2012, the Company settled certain of its obligations under those indemnities and realized a gain of $4 million and $7 million respectively.

20.    Subsequent Events

On February 26, 2014, Travelport Worldwide Limited, entered into separate, individually negotiated private exchange agreements with Morgan Stanley, certain funds and accounts managed by AllianceBernstein L.P. and certain funds and accounts managed by P. Schoenfeld Asset Management LP to exchange $135 million at par into the Company’s subordinated debt for Travelport Worldwide Limited’s common stock with par value of $0.0002 (the “Common Shares”) for a value of $1.55 per Common Share. The exchanges closed in early March 2014, and an aggregate of approximately 87 million Common Shares of Travelport Worldwide Limited were issued in the exchanges, which brings Travelport Worldwide Limited’s fully diluted shares outstanding to approximately 928 million.

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

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the years ended December 31, 2013, 2012 and 2011, the consolidating condensed statements of comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, consolidating condensed balance sheets as of December 31, 2013 and 2012, and the consolidating condensed statements of cash flows for the years ended December 31, 2013, 2012 and 2011 for: (a) Travelport Limited (the “Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, “the Intermediate Parent Guarantor”); (c) Travelport LLC (the “Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. As a result of the Company’s refinancing plans certain entities previously reported as issuer and non-guarantor subsidiaries within the Company’s consolidating condensed financial statements are now presented as guarantor subsidiaries for all periods presented.

In addition, the Company’s secured debt is unconditionally guaranteed by certain non-domestic 100% owned subsidiaries, the net revenue, assets and operating income of which are including in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	799	1,277	—	2,076

Costs and expenses
Cost of revenue	—	—	—	504	762	—	1,266
Selling, general and administrative	24	—	12	61	299	—	396
Depreciation and amortization	—	—	—	196	10	—	206

Total costs and expenses	24	—	12	761	1,071	—	1,868

Operating (loss) income	(24)	—	(12)	38	206	—	208
Interest expense, net	—	—	(330)	(12)	—	—	(342)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(168)	(359)	32	—	—	495	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(192)	(359)	(359)	26	206	495	(183)
Benefit from (provision for) income taxes	—	—	—	6	(26)	—	(20)
Equity in earnings of investment in Orbitz Worldwide	—	10	—	—	—	—	10

Net (loss) income from continuing operations	(192)	(349)	(359)	32	180	495	(193)
Gain from disposal of discontinued operations, net of tax	—	—	—	—	4	—	4

Net (loss) income	(192)	(349)	(359)	32	184	495	(189)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(3)	—	(3)

Net (loss) income attributable to the Company	(192)	(349)	(359)	32	181	495	(192)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the year ended December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(192)	(349)	(359)	32	184	495	(189)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	—	—	—	—	(5)	—	(5)
Unrealized loss on cash flow hedges, nets of tax	—	—	(4)	—	—	—	(4)
Unrealized actuarial gain on defined benefit plans, net of tax	—	—	—	104	3	—	107
Unrealized gain on equity investment, net of tax	—	9	—	—	—	—	9
Equity in other comprehensive income (loss) of subsidiaries	107	100	104	—	—	(311)	—

Other comprehensive income (loss), net of tax	107	109	100	104	(2)	(311)	107

Comprehensive (loss) income	(85)	(240)	(259)	136	182	184	(82)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(3)	—	(3)

Comprehensive (loss) income attributable to the Company	(85)	(240)	(259)	136	179	184	(85)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	826	1,176	—	2,002

Costs and expenses
Cost of revenue	—	—	—	518	673	—	1,191
Selling, general and administrative	33	—	14	104	295	—	446
Depreciation and amortization	—	—	—	216	11	—	227

Total costs and expenses	33	—	14	838	979	—	1,864

Operating (loss) income	(33)	—	(14)	(12)	197	—	138
Interest expense, net	—	—	(277)	(13)	—	—	(290)
Gain on early extinguishment of debt	—	—	6	—	—	—	6
Equity in (losses) earnings of subsidiaries	(203)	(316)	(31)	—	—	550	—

(Loss) income before income taxes and equity in losses of investment in Orbitz Worldwide	(236)	(316)	(316)	(25)	197	550	(146)
Provision for income taxes	—	—	—	(6)	(17)	—	(23)
Equity in losses of investment in Orbitz Worldwide	—	(74)	—	—	—	—	(74)

Net (loss) income from continuing operations	(236)	(390)	(316)	(31)	180	550	(243)
Gain from disposal of discontinued operations, net of tax	—	—	—	—	7	—	7

Net (loss) income	(236)	(390)	(316)	(31)	187	550	(236)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(236)	(390)	(316)	(31)	187	550	(236)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(236)	(390)	(316)	(31)	187	550	(236)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	—	—	—	(1)	4	—	3
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(9)	(4)	—	(13)
Unrealized loss on equity investment, net of tax	—	(3)	—	—	—	—	(3)
Equity in other comprehensive (loss) income of subsidiaries	(13)	(10)	(10)	—	—	33	—

Other comprehensive (loss) income, net of tax	(13)	(13)	(10)	(10)	—	33	(13)

Comprehensive (loss) income	(249)	(403)	(326)	(41)	187	583	(249)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(249)	(403)	(326)	(41)	187	583	(249)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	897	1,138	—	2,035

Costs and expenses
Cost of revenue	—	—	—	550	661	—	1,211
Selling, general and administrative	13	—	—	73	311	—	397
Depreciation and amortization	—	—	—	210	17	—	227

Total costs and expenses	13	—	—	833	989	—	1,835

Operating (loss) income	(13)	—	—	64	149	—	200
Interest expense, net	(1)	—	(274)	(12)	—	—	(287)
Equity in earnings (losses) of subsidiaries	203	(252)	26	—	—	23	—

Income (loss) before income taxes and equity in losses of investment in Orbitz Worldwide	189	(252)	(248)	52	149	23	(87)
Provision for income taxes	—	(1)	—	(8)	(20)		(29)
Equity in losses of investment in Orbitz Worldwide	—	(18)	—	—	—	—	(18)

Net income (loss) from continuing operations	189	(271)	(248)	44	129	23	(134)
Loss from discontinued operations, net of tax	—	—	—	(3)	(3)	—	(6)
(Loss) gain from disposal of discontinued operations, net of tax	(14)	—	(4)	(15)	345	—	312

Net income (loss)	175	(271)	(252)	26	471	23	172
Net loss attributable to non-controlling interest in subsidiaries	—	—	—	—	3	—	3

Net income (loss) attributable to the Company	175	(271)	(252)	26	474	23	175

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the year ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net income (loss)	175	(271)	(252)	26	471	23	172

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	—	—	—	8	(89)	—	(81)
Realized loss on cash flow hedges, nets of tax	—	—	9	—	—	—	9
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(85)	(16)	—	(101)
Unrealized gain on equity investment, net of tax	—	6	—	—	—	—	6
Equity in other comprehensive (loss) income of subsidiaries	(167)	(68)	(77)	—	—	312	—

Other comprehensive (loss) income, net of tax	(167)	(62)	(68)	(77)	(105)	312	(167)

Comprehensive income (loss)	8	(333)	(320)	(51)	366	335	5
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	3	—	3

Comprehensive income (loss) attributable to the Company	8	(333)	(320)	(51)	369	335	8

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	25	51	78	—	154
Accounts receivable, net	—	—	—	51	126	—	177
Deferred income taxes	—	—	—	—	1	—	1
Other current assets	—	—	7	26	101	—	134

Total current assets	—	—	32	128	306	—	466
Investment in subsidiary/intercompany	(1,315)	(1,426)	1,991	—	—	750	—
Property and equipment, net	—	—	—	405	23	—	428
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	577	94	—	671
Cash held as collateral	—	—	79	—	—	—	79
Investment in Orbitz Worldwide	—	19	—	—	—	—	19
Non-current deferred income tax	—	—	—	—	5	—	5
Other non-current assets	—	—	48	35	37	—	120

Total assets	(1,315)	(1,407)	2,150	2,418	492	750	3,088

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	45	27	—	72
Accrued expenses and other current liabilities	15	1	104	124	296	—	540
Deferred income taxes	—	—	—	24	—	—	24
Current portion of long-term debt	—	—	16	29	—	—	45

Total current liabilities	15	1	120	222	323	—	681
Long-term debt	—	—	3,450	78	—	—	3,528
Deferred income taxes	—	—	—	14	4	—	18
Other non-current liabilities	—	—	6	113	53	—	172

Total liabilities	15	1	3,576	427	380	—	4,399

Total shareholders’ equity (deficit)/intercompany	(1,330)	(1,408)	(1,426)	1,991	93	750	(1,330)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	19	—	19

Total equity (deficit)/intercompany	(1,330)	(1,408)	(1,426)	1,991	112	750	(1,311)

Total liabilities and equity	(1,315)	(1,407)	2,150	2,418	492	750	3,088

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	33	19	58	—	110
Accounts receivable, net	—	—	—	45	105	—	150
Deferred income taxes	—	—	—	—	2	—	2
Other current assets	—	—	10	33	127	—	170

Total current assets	—	—	43	97	292	—	432
Investment in subsidiary/intercompany	(1,203)	(1,269)	1,837	—	—	635	—
Property and equipment, net	—	—	—	392	24	—	416
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	631	86	—	717
Cash held as collateral	—	—	137	—	—	—	137
Non-current deferred income tax	—	—	—	—	6	—	6
Other non-current assets	—	—	78	44	28	—	150

Total assets	(1,203)	(1,269)	2,095	2,437	463	635	3,158

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	47	27	—	74
Accrued expenses and other current liabilities	15	—	110	120	292	—	537
Deferred income taxes	—	—	—	38	—	—	38
Current portion of long-term debt	—	—	20	18	—	—	38

Total current liabilities	15	—	130	223	319	—	687
Long-term debt	—	—	3,234	158	—	—	3,392
Deferred income taxes	—	—	—	4	3	—	7
Other non-current liabilities	—	—	—	215	59	—	274

Total liabilities	15	—	3,364	600	381	—	4,360

Total shareholders’ equity (deficit)/intercompany	(1,218)	(1,269)	(1,269)	1,837	66	635	(1,218)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	16	—	16

Total equity (deficit)/intercompany	(1,218)	(1,269)	(1,269)	1,837	82	635	(1,202)

Total liabilities and equity	(1,203)	(1,269)	2,095	2,437	463	635	3,158

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities of continuing operations
Net (loss) income	(192)	(349)	(359)	32	184	495	(189)
Gain from disposal of discontinued operations	—	—	—	—	(4)	—	(4)

Net (loss) income from continuing operations	(192)	(349)	(359)	32	180	495	(193)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	196	10	—	206
Amortization of customer loyalty payments	—	—	—	19	44	—	63
Amortization of debt finance costs	—	—	24	—	—	—	24
Non-cash accrual of repayment fee and amortization of debt discount	—	—	7	—	—	—	7
Loss on early extinguishment of debt	—	—	49	—	—	—	49
Payment-in-kind interest	—	—	22	—	—	—	22
Gain on interest rate derivative instruments	—	—	(3)	—	—	—	(3)
Loss on foreign exchange derivative instruments	—	—	1	—	—	—	1
Equity in earnings of investment in Orbitz Worldwide	—	(10)	—	—	—	—	(10)
Equity in losses (earnings) of subsidiaries	168	359	(32)	—	—	(495)	—
Equity-based compensation	6	—	—	—	—	—	6
Deferred income taxes	—	—	—	(4)	3	—	(1)
Customer loyalty payments	—	—	—	(35)	(43)	—	(78)
Defined benefit pension plan funding	—	—	—	(3)	—	—	(3)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(6)	(21)	—	(27)
Other current assets	—	—	3	7	(5)	—	5
Accounts payable, accrued expenses and other current liabilities	—	—	(6)	2	9	—	5
Other	—	—	6	7	14	—	27

Net cash (used in) provided by operating activities of continuing operations	(18)	—	(288)	215	191	—	100

Investing activities
Property and equipment additions	—	—	—	(102)	(5)	—	(107)
Proceeds from sale of assets held for sale	—	—	—	17	—	—	17
Other	—	—	—	(6)	—	—	(6)
Net intercompany funding	25	—	212	(72)	(165)	—	—

Net cash provided by (used in) investing activities	25	—	212	(163)	(170)	—	(96)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from new term loans	—	—	2,169	—	—	—	2,169
Proceeds from revolver borrowings	—	—	73	—	—	—	73
Repayment of term loans	—	—	(1,667)	—	—	—	(1,667)
Repayment of revolver borrowings	—	—	(93)	—	—	—	(93)
Repurchase of Senior Notes	—	—	(413)	—	—	—	(413)
Repayment of capital lease obligations	—	—	—	(20)	—	—	(20)
Debt finance costs	—	—	(55)	—	—	—	(55)
Release of cash provided as collateral	—	—	137	—	—	—	137
Cash provided as collateral			(79)	—	—	—	(79)
Payments on settlement of foreign exchange derivative contracts	—	—	(8)	—	—	—	(8)
Proceeds from settlement of foreign exchange derivative contracts	—	—	4	—	—	—	4
Distribution to a parent company	(6)	—	—	—	—	—	(6)
Other	(1)	—	—	—	(1)	—	(2)

Net cash (used in) provided by financing activities	(7)	—	68	(20)	(1)	—	40

Net (decrease) increase in cash and cash equivalents	—	—	(8)	32	20	—	44
Cash and cash equivalents at beginning of period	—	—	33	19	58	—	110

Cash and cash equivalents at end of period	—	—	25	51	78	—	154

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2012

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(236)	(390)	(316)	(31)	187	550	(236)
Gain from disposal of discontinued operations	—	—	—	—	(7)	—	(7)

Net (loss) income from continuing operations	(236)	(390)	(316)	(31)	180	550	(243)
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	216	11	—	227
Amortization of customer loyalty payments	—	—	—	11	51	—	62
Amortization of debt finance costs	—	—	37	—	—	—	37
Gain on early extinguishment of debt	—	—	(6)	—	—	—	(6)
Payment-in-kind interest	—	—	14	—	—	—	14
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Equity in losses of investment in Orbitz Worldwide	—	74	—	—	—	—	74
Equity in losses (earnings) of subsidiaries	203	316	31	—	—	(550)	—
Equity-based compensation	2	—	—	—	—	—	2
Deferred income taxes	—	—	—	3	1	—	4
Customer loyalty payments	—	—	—	(11)	(36)	—	(47)
Defined benefit pension plan funding	—	—	—	(27)	—	—	(27)
FASA liability	—	—	—	(7)	—	—	(7)
Changes in assets and liabilities:
Accounts receivable	—	—	—	21	1	—	22
Other current assets	—	—	—	(2)	(1)	—	(3)
Accounts payable, accrued expenses and other current liabilities	—	—	39	(46)	44	—	37
Other	—	—	—	(19)	55	—	36

Net cash (used in) provided by operating activities	(31)	—	(202)	108	306	—	181

Investing activities
Property and equipment additions	—	—	—	(92)	—	—	(92)
Other	—	—	—	—	3	—	3
Net intercompany funding	29	—	270	(8)	(291)	—	—

Net cash provided by (used in) investing activities	29	—	270	(100)	(288)	—	(89)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from new term loans	—	—	170	—	—	—	170
Proceeds from revolver borrowings	—	—	80	—	—	—	80
Repayment of term loans	—	—	(165)	—	—	—	(165)
Repayment of revolver borrowings	—	—	(95)	—	—	—	(95)
Repurchase of Senior Notes	—	—	(20)	—	—	—	(20)
Repayment of capital lease obligations	—	—	—	(16)	—	—	(16)
Debt finance costs	—	—	(20)	—	—	—	(20)
Payments on settlement of foreign exchange derivative contracts	—	—	(51)	—	—	—	(51)
Proceeds from settlement of foreign exchange derivative contracts	—	—	9	—	—	—	9
Other	2	—	—	—	—	—	2

Net cash provided by (used in) financing activities	2	—	(92)	(16)	—	—	(106)

Net (decrease) increase in cash and cash equivalents	—	—	(24)	(8)	18	—	(14)
Cash and cash equivalents at beginning of period	—	—	57	27	40	—	124

Cash and cash equivalents at end of period	—	—	33	19	58	—	110

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2011

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net income (loss)	175	(271)	(252)	26	471	23	172
Loss (income) from discontinued operations (including gain from disposal), net of tax	14	—	4	18	(342)	—	(306)

Net income (loss) from continuing operations	189	(271)	(248)	44	129	23	(134)
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	—	—	—	210	17	—	227
Amortization of customer loyalty payments	—	—	—	26	48	—	74
Amortization of debt finance costs	—	—	23	—	—	—	23
Payment-in-kind interest	—	—	3	—	—	—	3
Gain on interest rate derivative instruments	—	—	(22)	—	—	—	(22)
Gain on foreign exchange derivative instruments	—	—	(1)	—	—	—	(1)
Equity in losses of investment in Orbitz Worldwide	—	18	—	—	—	—	18
Equity in (earnings) losses of subsidiaries	(203)	252	(26)	—	—	(23)	—
Equity-based compensation	5	—	—	—	—	—	5
Deferred income taxes	—	—	—	3	—	—	3
Customer loyalty payments	—	—	—	(14)	(51)	—	(65)
Defined benefit pension plan funding	—	—	—	(17)	—	—	(17)
FASA liability	—	—	—	(16)	—	—	(16)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(15)	(5)	—	(20)
Other current assets	—	—	—	3	1	—	4
Accounts payable, accrued expenses and other current liabilities	—	—	—	(11)	20	—	9
Other	—	—	8	12	13	—	33

Net cash (used in) provided by operating activities	(9)	(1)	(263)	225	172	—	124

Net cash used in operating activities of discontinued operations	—	—	—	—	(12)	—	(12)

Investing activities
Property and equipment additions	—	—	—	(72)	(5)	—	(77)
Proceeds from sale of GTA business, net of cash disposed of $7 million	(10)	—	14	—	624	—	628
Other	—	—	—	—	5	—	5
Net intercompany funding	111	1	995	(149)	(958)	—	—

Net cash provided by (used in) investing activities	101	1	1,009	(221)	(334)	—	556

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in $ millions)

21.    Guarantor and Non-Guarantor Financial Statements (Continued)

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from revolver borrowings	—	—	35	—	—	—	35
Repayment of term loans	—	—	(658)	—	—	—	(658)
Repayment of capital lease obligations	—	—	—	(14)	—	—	(14)
Debt finance costs	—	—	(100)	—	—	—	(100)
Proceeds from settlement of foreign exchange derivative contracts	—	—	34	—	—	—	34
Distribution to a parent company	(89)	—	—	—	—	—	(89)
Other	(3)	—	—	—	4	—	1

Net cash (used in) provided by financing activities	(92)	—	(689)	(14)	4	—	(791)

Effects of changes in exchange rates on cash and cash equivalents	—	—	—	—	5	—	5
Net increase (decrease) in cash and cash equivalents	—	—	57	(10)	(165)	—	(118)
Cash and cash equivalents at beginning of period	—	—	—	37	205	—	242

Cash and cash equivalents at end of period	—	—	57	27	40	—	124

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement by and among Cendant Corporation, Travelport Americas, Inc. (f/k/a Travelport Inc.), and Travelport LLC (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC), dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.2	Amendment to the Purchase Agreement among Cendant Corporation, Travelport Americas, Inc., (f/k/a Travelport Inc.) (f/k/a TDS Investor Corporation, f/k/a TDS Investor LLC) and Travelport Limited (f/k/a TDS Investor (Bermuda), Ltd.), dated as of August 23, 2006, to the Purchase Agreement dated as of June 30, 2006 (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.3	Agreement and Plan of Merger by and among Travelport LLC (f/k/a Travelport Inc.) Warpspeed Sub Inc., Worldspan Technologies Inc., Citigroup Venture Capital Equity Partners, L.P., Ontario Teachers Pension Plan Board and Blackstone Management Partners V, L.P., dated as of December 7, 2006 (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
2.4	Separation and Distribution Agreement by and among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
2.5	Share Purchase Agreement, dated March 5, 2011, among Gullivers Services Limited, Travelport (Bermuda) Ltd., Travelport Inc., Travelport Limited, Kuoni Holdings PLC, Kuoni Holding Delaware, Inc., KIT Solution AG and Kuoni Reisen Holding AG (Incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
3.3	Amended and Restated Bye-laws of Travelport Limited (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Travelport Limited on October 6, 2011 (dated September 30, 2011)).
4.1	Indenture dated as of August 23, 2006 by and among Travelport LLC Computershare Trust Company, N.A. relating to the Senior Subordinated Notes (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.2	Supplemental Indenture No. 1 (with respect to the Senior Subordinated Notes) dated January 11, 2007 between Warpspeed Sub Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).
4.3	Supplemental Indenture No. 2 (with respect to the Senior Subordinated Notes) dated March 13, 2007 among Travelport LLC, TDS Investor (Luxembourg) S.à.r.l., Travelport Inc., Orbitz Worldwide, Inc., Travelport Holdings, Inc. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

Exhibit No.	Description
4.4	Supplemental Indenture No. 3 (with respect to the Senior Subordinated Notes) dated September 19, 2007 among Travelport LLC, Worldspan Technologies Inc., Worldspan BBN Holdings, LLC, Worldspan Digital Holdings, LLC, Worldspan IJET Holdings, LLC, Worldspan OpenTable Holdings, LLC, Worldspan S.A. Holdings II, L.L.C., Worldspan StoreMaker Holdings, LLC, Worldspan South American Holdings LLC, Worldspan Viator Holdings, LLC, Worldspan XOL LLC, WS Financing Corp., Worldspan, L.P. and WS Holdings LLC and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
4.5	Supplemental Indenture No. 4 (with respect to the Senior Subordinated Notes) dated December 11, 2012 among Travelport Finance Management LLC and Travelport Services LLC and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Travelport Limited on December 12, 2012 (dated December 11, 2012)).
4.6	Supplemental Indenture No. 5 (with respect to the Senior Subordinated Notes) dated as of March 20, 2013, by an among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).
4.7	Supplemental Indenture No. 6 (with respect to the Senior Subordinated Notes) dated as of March 25, 2013, by an among Travelport LLC, Travelport Holdings, Inc. and Computershare Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).
4.8	Indenture, dated as of April 15, 2013, by and among Travelport LLC, Travelport Holdings, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 13.875% Senior Fixed Rate Notes due 2016 and the Senior Floating Rate Notes due 2016 (Incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).
4.9	Indenture, dated as of April 15, 2013, by and among Travelport LLC, Travelport Holdings, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, relating to the 11 7/8% Senior Subordinated Notes due 2016 (Incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).
4.10	Amended and Restated Shareholders’ Agreement, dated as of April 15, 2013, among Travelport Worldwide Limited, Travelport Intermediate Limited, TDS Investor (Cayman) L.P., Travelport Limited and the other shareholders party thereto.
10.1	Sixth Amendment and Restated Agreement, dated as of June 26, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDSD Investor (Luxembourg) S.à.r.l., UBS AG Stamford Branch, Credit Suisse AG, UBS Loan Finance LLC, Credit Suisse Securities (USA) LLC, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013)).
10.2	Sixth Amended and Restated Credit Agreement, dated as August 23, 2006, as amended and restated on June 26, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDSD Investor (Luxembourg) S.à.r.l., UBS AG Stamford Branch, Credit Suisse AG, UBS Loan Finance LLC, Credit Suisse Securities (USA) LLC, and the other agents and lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013)).
10.3	Second Lien Credit Agreement, dated as of March 11, 2013, by and among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., Credit Suisse AG, the lenders from time to time party thereto, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as lead arrangers and joint bookrunners and UBS Securities LLC, as syndication agent (Incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed by Travelport Limited on April 17, 2013 (dated April 11, 2013)).

Exhibit No.	Description
10.4	First Amendment, dated as of June 3, 2013, to the Second Lien Credit Agreement, dated as of March 11, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., Credit Suisse AG, and the other agents and other lenders party thereto (Incorporate by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.5	Second Amendment, dated as of June 26, 2013, to the Second Lien Credit Agreement, dated as of March 11, 2013, among Travelport LLC, Travelport Limited, Waltonville Limited, TDS Investor (Luxembourg) S.à.r.l., Credit Suisse AG, and the other agents and other lenders party thereto (Incorporate by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on June 27, 2013 (dated June 26, 2013)).
10.6	Tax Sharing Agreement among Cendant Corporation (n/k/a Avis Budget Group, Inc.), Realogy Corporation, Wyndham Worldwide Corporation and Travelport Americas, Inc. (f/k/a Travelport Inc.), dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Cendant Corporation’s Current Report on Form 8-K dated August 1, 2006).
10.7	Separation Agreement, dated as of July 25, 2007, by and between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.8	First Amendment to the Separation Agreement, dated as of May 5, 2008, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on May 7, 2008).
10.9	Second Amendment to the Separation Agreement, dated as of January 23, 2009, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.10	Third Amendment to the Separation Agreement, dated as of May 9, 2013, between Travelport Limited and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).
10.11	Tax Sharing Agreement, dated as of July 25, 2007, by and between Travelport Inc. and Orbitz Worldwide, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on July 27, 2007 (dated July 23, 2007)).
10.12	Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C. and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed by Travelport Limited on February 27, 2008 (dated July 23, 2007)).*
10.13	Amended and Restated Employment Agreement of Eric J. Bock, dated as of August 3, 2009 (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 6, 2009).
10.14	Letter Agreement of Eric J. Bock, dated as of May 27, 2011 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on June 3, 2011 (dated May 27, 2011)).
10.15	Service Agreement dated as of May 31, 2011 between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Travelport Limited filed on June 3, 2011 (dated May 27, 2011)).
10.16	Letter Agreement of Gordon Wilson, dated as of November 7, 2012, between Gordon Wilson and Travelport International Limited (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.17	Contract of Employment, dated as of October 1, 2009, among Philip Emery, Travelport International Limited and TDS Investor (Cayman) L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on October 7, 2009).

Exhibit No.	Description
10.18	Letter Agreement, dated March 28, 2011, between Philip Emery and Travelport International Limited (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.19	Letter Agreement, dated November 24, 2011, between Philip Emery and Travelport International Limited (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.20	Employment Agreement, effective as of December 16, 2011, between Mark Ryan and Travelport, LP (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.21	Letter Agreement, dated as of December 3, 2012, between Mark Ryan and Travelport, LP (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.22	Compromise Agreement, dated November 26, 2012, between Lee Golding and Travelport International Limited (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.23	Employment Agreement, dated as of November 21, 2011, between Kurt Ekert and Travelport, LP (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.24	Letter Agreement, dated as of November 23, 2011, between Kurt Ekert and Travelport, LP (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.25	Letter Agreement, dated as of March 6, 2013, between Kurt Ekert and Travelport, LP (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.26	Travelport Officer Deferred Compensation Plan (Amended and Restated as of December 31, 2012) (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.27	Form of TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).
10.28	Amendment No. 7, dated as of February 9, 2010, to the TDS Investor (Cayman) L.P. Sixth Amended and Restated Agreement of Exempted Limited Partnership, dated as of December 19, 2007 (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.29	Form of TDS Investor (Cayman) L.P. Fifth Amended and Restated 2006 Interest Plan (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.30	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) — U.S. Senior Leadership Team (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.31	Form of 2009 LTIP Equity Award Agreement (Restricted Equity Units) for Gordon Wilson (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 12, 2009).
10.32	Form of 2010 LTIP Equity Award Agreement (Restricted Equity Units) — UK Senior Leadership Team (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.33	Form of Management Equity Award Agreement (UK EVP) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.34	Form of Travelport Worldwide Limited 2011 Equity Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).

Exhibit No.	Description
10.35	Form of Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.36	Form of Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.37	Form of Travelport Worldwide Limited Management Equity Award Agreement (M. Ryan) (Incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.38	2012 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.39	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (US) (Incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.40	Form of 2013 Long-Term Management Incentive Program Management Award Agreement (UK) (Incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.41	Form of Travelport Worldwide Limited 2013 Equity Plan (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.42	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (US Named Executive Officers) (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.43	Form of 2013 Travelport Worldwide Limited Management Equity Award Agreement (UK Named Executive Officers) (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
10.44	Amendment 6 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.45	Amendment 7 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.46	Amendment 8 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.47	Amendment 9 to the Worldspan Asset Management Offering Agreement, dated as of July 1, 2002, as amended, among Worldspan, L.P., Travelport Inc., Galileo International LLC, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed by Travelport Limited on May 11, 2008).*
10.48	Amendment 11 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 6, 2010).*
10.49	Amendment 14 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC. (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).*

Exhibit No.	Description
10.50	Amendment 15 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC.
10.51	Amendment 16 to the Asset Management Offering Agreement, effective as of July 1, 2002, as amended, among Travelport, LP, International Business Machines Corporation and IBM Credit LLC.*
10.52	Form of Indemnification Agreement between Travelport Limited and its Directors (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.53	Form of Indemnification Agreement between Travelport Limited and certain of its Officers (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Travelport Limited on December 20, 2011 (dated December 14, 2011)).
10.54	First Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.55	Second Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).
10.56	Third Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International, L.L.C. (n/k/a Travelport International, L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2009).*
10.57	Fourth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 13, 2009).
10.58	Fifth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Galileo International L.L.C. (n/k/a Travelport International L.L.C.) and Galileo Nederland B.V. (n/k/a Travelport Global Distribution System B.V.) (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by Travelport Limited on March 17, 2010).
10.59	Sixth Amendment to Subscriber Services Agreement, dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution System B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).*
10.60	Seventh Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).
10.61	Eighth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 10, 2010).
10.62	Ninth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 5, 2010).

Exhibit No.	Description
10.63	Tenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed by Travelport Limited on March 31, 2011).
10.64	Twelfth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.65	Thirteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 9, 2011).
10.66	Fourteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 9, 2011).
10.67	Fifteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.68	Sixteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.69	Seventeenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2012).
10.70	Eighteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2012).
10.71	Nineteenth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).*
10.72	Twentieth Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).*
10.73	Twenty-First Amendment to Subscriber Services Agreement dated as of July 23, 2007, by and among Orbitz Worldwide, Inc., Travelport, LP (f/k/a Travelport International, L.L.C.) and Travelport Global Distribution Systems B.V. (f/k/a Galileo Nederland B.V.) (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).*
10.74	Car and Hotel Database Addendum, dated January 23, 2013, to Subscriber Services Agreement dated as of July 23, 2007 by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution Systems B.V. (Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).

Exhibit No.	Description
10.75	API Addendum, dated March 25, 2013, to Subscriber Services Agreement dated as of July 23, 2007 by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution Systems B.V. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.76	Amendment to the API Addendum to Subscriber Services Agreement dated as of July 23, 2007 by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution Systems B.V. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).*
10.77	Activity Addendum to Subscriber Services Agreement dated as of July 23, 2007 by and among Orbitz Worldwide, Inc., Travelport, LP and Travelport Global Distribution Systems B.V. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Travelport Limited on November 7, 2013).*
10.78	Letter Agreement, dated as of February 1, 2011, between Orbitz Worldwide, Inc. and Travelport, LP. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 13, 2011).*
10.79	Letter Agreement, dated as of December 27, 2011, between Orbitz Worldwide, Inc. and Travelport, LP (Incorporated by reference to Exhibit 10.57 to the Annual Report on Form 10-K filed by Travelport Limited on March 22, 2012).
10.80	Letter Agreement between Travelport Limited and Douglas M. Steenland (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Travelport Limited on August 4, 2011 (dated August 2, 2011)).
10.81	Letter Agreement between Travelport Limited and Douglas M. Steenland, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.82	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2012 (Incorporated by reference to the Current Report on Form 8-K filed by Travelport Limited on February 15, 2012 (dated February 10, 2012)).
10.83	Letter Agreement among Jeff Clarke, Travelport Limited, Travelport Holdings Limited, Travelport Worldwide Limited, Travelport Intermediate Limited and TDS Investor (Cayman) GP Ltd., dated as of February 15, 2013 (Incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K filed by Travelport Limited on March 12, 2013).
10.84	Letter Agreement between Travelport Limited and Jeff Clarke, effective as of May 1, 2013 (Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Travelport Limited on May 9, 2013).
10.85	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Travelport Limited on August 8, 2013).
12	Statement re: Computation of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	Financial Statements and Supplementary Data of Orbitz Worldwide, Inc.
101.INS	XBRL Instance Document

Exhibit No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document