Form 10-Q
period 2014-03-31
Travelport LTD
filed 2014-05-09
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 9, 2014, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “potential”, “should”, “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we”, “our”, “us” or “Travelport” means Travelport Limited, a Bermuda company, and its subsidiaries.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the

Securities and Exchange Commission (the “SEC”) on March 10, 2014, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenue	572	548

Costs and expenses
Cost of revenue	353	333
Selling, general and administrative	88	94
Depreciation and amortization	56	52

Total costs and expenses	497	479

Operating income	75	69
Interest expense, net	(83)	(70)
Loss on extinguishment of debt	(5)	—

Loss before incomes taxes and equity in (losses) earnings of investment in Orbitz Worldwide	(13)	(1)
Provision for income taxes	(10)	(11)
Equity in (losses) earnings of investment in Orbitz Worldwide	(4)	2

Net loss	(27)	(10)
Net income attributable to non-controlling interest in subsidiaries	(2)	—

Net loss attributable to the Company	(29)	(10)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net loss	(27)	(10)

Other comprehensive (loss) income, net of tax:
Currency translation adjustment, net of tax	1	(3)
Unrealized losses on cash flow hedges, net of tax	(1)	—
Unrealized (loss) gain on equity investment, net of tax	(1)	5

Other comprehensive (loss) income, net of tax	(1)	2

Comprehensive loss	(28)	(8)
Comprehensive income attributable to non-controlling interest in subsidiaries	(2)	—

Comprehensive loss attributable to the Company	(30)	(8)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	180	154
Accounts receivable (net of allowances for doubtful accounts of $13 and $13)	233	177
Deferred income taxes	1	1
Other current assets	146	134

Total current assets	560	466
Property and equipment, net	422	428
Goodwill	986	986
Trademarks and tradenames	314	314
Other intangible assets, net	677	671
Cash held as collateral	79	79
Investment in Orbitz Worldwide	13	19
Non-current deferred income tax	5	5
Other non-current assets	133	120

Total assets	3,189	3,088

Liabilities and equity
Current liabilities:
Accounts payable	70	72
Accrued expenses and other current liabilities	616	540
Deferred income taxes	24	24
Current portion of long-term debt	96	45

Total current liabilities	806	681
Long-term debt	3,389	3,528
Deferred income taxes	21	18
Other non-current liabilities	174	172

Total liabilities	4,390	4,399

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	829	691
Accumulated deficit	(1,968)	(1,939)
Accumulated other comprehensive loss	(83)	(82)

Total shareholders’ equity (deficit)	(1,222)	(1,330)
Equity attributable to non-controlling interest in subsidiaries	21	19

Total equity (deficit)	(1,201)	(1,311)

Total liabilities and equity	3,189	3,088

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating activities
Net loss	(27)	(10)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56	52
Amortization of customer loyalty payments	18	14
Amortization of debt finance costs	3	7
Accrual of repayment fee and amortization of debt discount	3	—
Loss on extinguishment of debt	5	—
Payment-in-kind interest	6	4
Gain on interest rate derivative instruments	(1)	—
(Gain) loss on foreign exchange derivative instruments	(1)	7
Equity in losses (earnings) of investment in Orbitz Worldwide	4	(2)
Equity-based compensation	1	—
Deferred income taxes	3	—
Customer loyalty payments	(26)	(12)
Changes in assets and liabilities:
Accounts receivable	(55)	(60)
Other current assets	4	(12)
Accounts payable, accrued expenses and other current liabilities	42	(2)
Other	(12)	(7)

Net cash provided by (used in) operating activities	23	(21)

Investing activities
Property and equipment additions	(26)	(23)
Minority investment	(10)	—

Net cash used in investing activities	(36)	(23)

Financing activities
Proceeds from revolver borrowings	50	53
Repayment of term loans	(4)	—
Repayment of capital lease obligations	(7)	(4)
Payment related to extinguishment of debt	(3)	—
Proceeds from settlement of foreign exchange derivative contracts	3	2
Debt finance costs	—	(2)
Payments on settlement of foreign exchange derivative contracts	—	(7)

Net cash provided by financing activities	39	42

Net increase (decrease) in cash and cash equivalents	26	(2)
Cash and cash equivalents at beginning of period	154	110

Cash and cash equivalents at end of period	180	108

Supplementary disclosures of cash flow information
Interest payments	57	88
Income tax payments, net	7	6
Non-cash exchange of Senior Subordinated Notes for equity of a parent company	135	—
Non-cash capital lease additions	5	1

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)

(unaudited)

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
Balance as of December 31, 2013	—	691	(1,939)	(82)	19	(1,311)
Contribution from a parent company	—	137	—	—	—	137
Equity-based compensation	—	1	—	—	—	1
Comprehensive (loss) income, net of tax	—	—	(29)	(1)	2	(28)

Balance as of March 31, 2014	—	829	(1,968)	(83)	21	(1,201)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a travel commerce marketplace providing distribution, technology, payment and other solutions for the $7 trillion global travel and tourism industry. With a presence in over 170 countries and 2013 net revenue of $2.08 billion, Travelport is a privately owned company comprised of:

The Travel Commerce Platform (formerly known as the global distribution system or “GDS” business), through which the Company facilitates travel commerce by connecting the world’s leading travel providers with online and offline travel buyers in the Company’s proprietary business to business (“B2B”) travel commerce marketplace. As travel industry demands evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the needs of travel intermediaries to efficiently and securely settle travel transactions. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Through its Technology Services, Travelport provides critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company manages reservations, inventory management and other related critical systems for Delta Air Lines.

The Company also owns approximately 44% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company.

These financial statements and other financial information included in this Quarterly Report on Form 10-Q are unaudited, with the exception of the December 31, 2013 balance sheet which was derived from audited financial statements. These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.

In presenting the consolidated condensed financial statements in accordance with US GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the consolidated condensed financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the SEC on March 10, 2014.

2. Recently Issued Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

This guidance is to be applied on a prospective basis for reporting periods beginning after December 15, 2014. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit as a reduction to a deferred tax asset when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists except in certain circumstances. The Company adopted the provisions of this guidance effective January 1, 2014, as required. There was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

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

3. Orbitz Worldwide

The Company accounts for its investment of approximately 44% in Orbitz Worldwide under the equity method of accounting and records its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated condensed statements of operations and consolidated condensed statements of comprehensive (loss) income, respectively.

As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s investment in Orbitz Worldwide was $13 million and $19 million, respectively. The fair value of the Company’s investment in Orbitz Worldwide as of March 31, 2014 was approximately $381 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three months ended March 31, 2014 and 2013:

(in $ millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net revenue	210	203
Operating expenses	199	206

Operating income (loss)	11	(3)
Interest expense, net	(10)	(9)

Income (loss) before income taxes	1	(12)
(Provision for) benefit from income taxes	(7)	158

Net (loss) income	(6)	146

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. Orbitz Worldwide (Continued)

The Company recorded losses of $4 million and earnings of $2 million related to its investment in Orbitz Worldwide for the three months ended March 31, 2014 and 2013, respectively, within the equity in (losses) earnings of investment in Orbitz Worldwide in the Company’s consolidated condensed statements of operations.

During the three months ended March 31, 2013, Orbitz Worldwide concluded that a significant portion of its US valuation allowance on deferred tax assets was no longer required, resulting in a recognition of a benefit from income taxes of $158 million in its consolidated condensed statements of operations.

Net revenue disclosed above includes approximately $25 million and $22 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had balances payable to Orbitz Worldwide of approximately $18 million and $12 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

4. Other Current Assets

Other current assets consisted of:

(in $ millions)	March 31, 2014	December 31, 2013
Restricted cash	63	44
Sales and use tax receivables	29	30
Prepaid incentives	22	20
Prepaid expenses	20	22
Derivative assets	3	3
Other	9	15

	146	134

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	March 31, 2014			December 31, 2013
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	686	(473)	213	650	(449)	201
Computer equipment	282	(149)	133	281	(139)	142
Building and leasehold improvements	18	(8)	10	17	(8)	9
Construction in progress	66	—	66	76	—	76

	1,052	(630)	422	1,024	(596)	428

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Property and Equipment, Net (Continued)

The Company recorded depreciation expense of $37 million and $32 million during the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had net capital lease assets of $101 million and $104 million, respectively, included within computer equipment. During the three months ended March 31, 2014 and 2013, the Company invested $31 million and $24 million, respectively, in property and equipment.

The amount of interest on capital projects capitalized was $2 million and $1 million for the three months ended March 31, 2014 and 2013, respectively.

6. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2014 and March 31, 2014 are as follows:

(in $ millions)	January 1, 2014	Additions	Retirements	Foreign Exchange	March 31, 2014
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(610)	(19)	—	—	(629)

Acquired intangible assets, net	519	(19)	—	—	500

Customer loyalty payments	306	43	(28)	—	321
Accumulated amortization	(154)	(18)	28	—	(144)

Customer loyalty payments, net	152	25	—	—	177

Other intangible assets, net	671	6	—	—	677

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2013 and March 31, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	March 31, 2013
Non-Amortizable Assets:
Goodwill	986	—	—	—	986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(530)	(20)	—	—	(550)

Acquired intangible assets, net	599	(20)	—	—	579

Customer loyalty payments	274	12	(47)	(1)	238
Accumulated amortization	(156)	(14)	47	—	(123)

Customer loyalty payments, net	118	(2)	—	(1)	115

Other intangible assets, net	717	(22)	—	(1)	694

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets (Continued)

The Company paid cash of $26 million and $12 million for customer loyalty payments during the three months ended March 31, 2014 and 2013, respectively. Further, as of March 31, 2014 and December 31, 2013, the Company had balances payable of $52 million and $35 million, respectively, for customer loyalty payments (see Note 8).

Amortization expense for acquired intangible assets, which consists of customer relationships, was $19 million and $20 million for the three months ended March 31, 2014 and 2013, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $18 million and $14 million for the three months ended March 31, 2014 and 2013, respectively, and is included within revenue or cost of revenue in the Company’s consolidated condensed statements of operations.

The Company expects amortization expense relating to acquired intangible assets and customer loyalty payments balances to be:

	Twelve Months Ending March 31,
(in $ millions)	Acquired Intangible Assets	Customer Loyalty Payments
2015	73	61
2016	62	43
2017	45	31
2018	41	25
2019	41	15

7. Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	March 31, 2014	December 31, 2013
Deferred financing costs	36	40
Supplier prepayments	31	24
Prepaid incentives	20	22
Pension assets	12	11
Derivative assets	7	8
Other	27	15

	133	120

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	March 31, 2014	December 31, 2013
Accrued commissions and incentives	308	253
Accrued interest expense	87	73
Customer prepayments	63	44
Accrued payroll and related	61	80
Deferred revenue	39	30
Accrued sponsor monitoring fees	23	26
Income tax payable	14	15
Pension and post-retirement benefit liabilities	1	1
Derivative contracts	—	1
Other	20	17

	616	540

Included in accrued commissions and incentives are $52 million and $35 million of accrued customer loyalty payments as of March 31, 2014 and December 31, 2013, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Interest rate	Maturity (1)	March 31, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated (2)	L+4 1⁄4%	June 2018	50	—
Term loans
Dollar denominated (2)	L+5%	June 2019	1,522	1,525
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan (3)	L+8%	January 2016	645	644
Tranche 2 dollar denominated term loan (4)	8 3⁄8%	December 2016	234	234
Unsecured debt
Senior Notes
Dollar denominated notes (5)	13 7⁄8%	March 2016	411	411
Dollar denominated floating rate notes (6)	L+8 5⁄8%	March 2016	189	188
Senior Subordinated Notes
Dollar denominated notes	11 7⁄8%	September 2016	229	272
Euro denominated notes	10 7⁄8%	September 2016	100	192
Capital leases			105	107

Total debt			3,485	3,573
Less: current portion			96	45

Long-term debt			3,389	3,528

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its debt outstanding under the second lien credit agreement or its unsecured debt prior to their maturity dates.
(2)	Minimum LIBOR floor of 1.25%
(3)	Minimum LIBOR floor of 1.5%
(4)	Cash interest of 4% and payment-in-kind interest of 4.375%
(5)	Cash interest of 11.375% and payment-in-kind interest of 2.5%
(6)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

In March 2014, Travelport Worldwide Limited (“Travelport Worldwide”), the Company’s indirect parent company, acquired $43 million of dollar denominated senior subordinated notes and $92 million (€67 million) of euro denominated senior subordinated notes of the Company in exchange for its common shares. Travelport Worldwide contributed these senior subordinated notes to the Company, which were subsequently cancelled. The Company recorded this transaction as extinguishment of debt and recognized a loss of $5 million in its consolidated condensed statements of operations for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company (i) repaid $4 million as its quarterly repayment of term loans, (ii) accreted $1 million as interest expense towards repayment fee of Tranche 1 loans, (iii) amortized $2 million as discount on term loans, (iv) capitalized $1 million related to payment-in-kind interest into senior notes and (v) repaid $7 million under its capital lease obligations and entered into $5 million of new capital leases for information technology assets.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (Continued)

The Company has a $120 million revolving credit facility with a consortium of banks under its senior secured credit agreement. During the three months ended March 31, 2014, the Company borrowed $50 million under this facility, all of which remained outstanding as of March 31, 2014, and the Company had $70 million of remaining borrowing capacity under its revolving credit facility.

The Company has a $137 million of cash collateralized letters of credit facility, maturing in June 2018. The terms under the letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2014, $77 million of letters of credit were outstanding under the terms of the facility, against which the Company provided $79 million as cash collateral, and the Company had $60 million of remaining capacity under its letters of credit facility.

Debt Maturities

Aggregate maturities of debt as of March 31, 2014 are as follows:

(in $ millions)	Twelve Months Ending March 31, (2)
2015	96
2016	1,288
2017	601
2018	29
2019	18
Thereafter (1)	1,453

3,485

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates.
(2)	The above table excludes (i) $69 million of payment-in-kind interest and $9 million of repayment fees for the term loans under the second lien credit agreement and senior notes, of which $11 million of payment-in-kind interest has been accrued within other non-current liabilities as of March 31, 2014 and (ii) $24 million of debt discount on term loans under the senior secured credit agreement and second lien credit agreement.

10. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the three months ended March 31, 2014, there was no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology.

As of March 31, 2014, the Company had a net asset position of $10 million related to derivative financial instruments associated with its floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

		Fair Value Asset			Fair Value (Liability)
(in $ millions)	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate caps	Other non-current assets	7	8	Accrued expenses and other current liabilities	—	—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	3	3	Accrued expenses and other current liabilities	—	(1)

Total fair value of derivative assets (liabilities)		10	11		—	(1)

As of March 31, 2014, the notional amounts of the above derivative contracts were as follows:

(in $ millions)	Amount
Interest rate caps	2,330
Foreign currency forwards	99

The interest rate cap derivative contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the three months ended March 31, 2014.

(in $ millions)	Three Months Ended March 31, 2014
Net derivative asset as of January 1	10
Total gain for the period included in net loss	2
Total loss for period accounted through other comprehensive income	(1)
Payments for settlement of foreign exchange derivative contracts	(1)

Net derivative asset as of March 31	10

During the three months ended March 31, 2014, the Company received $3 million in relation to certain foreign exchange derivative contracts which were terminated in 2013 and included in other current assets as of December 31, 2013. During the three months ended March 31, 2013, the Company paid $7 million in relation to certain foreign exchange derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as of December 31, 2012.

The significant unobservable inputs used to fair value the Company’s derivative financial instruments are probability of default of approximately 2% and a recovery rate of 20% which are applied to the Company’s credit default swap adjustments. As the credit valuation adjustment applied to arrive at the fair value of derivatives is less than 15% of the unadjusted fair value of derivative instruments for two consecutive quarters, the Company

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (Continued)

has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of March 31, 2014.

The table below presents the impact of changes in fair values of derivatives on accumulated other comprehensive loss and on net loss during the three months ended March 31, 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss			Amount of Gain (Loss) Recorded into Net Income (Loss)
	Three Months Ended March 31,		Location of Gain (Loss) Recorded in Net Loss	Three Months Ended March 31,
(in $ millions)	2014	2013		2014	2013
Derivatives designated as hedging instruments:
Interest rate caps	(1)	—	Interest expense, net	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps			Interest expense, net	—	(1)
Foreign currency contracts			Selling, general and administrative	2	(14)

				2	(15)

The table above includes (i) unrealized losses on interest rate caps held as of March 31, 2014, amounting to $1 million for the three months ended March 31, 2014, and (ii) unrealized gain on foreign currency derivative contracts of $1 million for the three months ended March 31, 2014.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.

The fair values of the Company’s other financial instruments are as follows:

		March 31, 2014		December 31, 2013
(in $ millions)	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	13	381	19	349
Derivative assets	Level 2	10	10	11	11
Derivative liabilities	Level 2	—	—	(1)	(1)
Total debt	Level 2	(3,485)	(3,604)	(3,573)	(3,693)

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of March 31, 2014, the Company had approximately $104 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $41 million relates to the twelve months ending March 31, 2015. These purchase obligations extend through 2017.

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

12. Equity

Contribution from a Parent Company

In March 2014, Travelport Worldwide acquired $135 million of senior subordinated notes of the Company from the holders of the notes and contributed these to the Company. The Company subsequently cancelled these notes, and the debt was considered as extinguished. The Company recorded the notes received from Travelport Worldwide at their fair value of $137 million as a contribution from its parent company.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Equity-Based Compensation

Travelport Worldwide has two equity-based long-term incentive programs the 2011 Travelport Worldwide Equity Plan and 2013 Travelport Worldwide Equity Plan. On January 1, 2014, all of the restricted share units (“RSUs”) granted under the 2011 Worldwide Equity Plan vested.

As of March 31, 2014, the total RSUs that remain unvested were 38.8 million compared to 41.8 million as of December 31, 2013. The decrease of approximately 3 million RSUs were primarily as a result of forfeitures.

Compensation expense for the three months ended March 31, 2014 and 2013 resulted in a credit to equity on the Company’s consolidated condensed balance sheet of $1 million and $0 million, respectively.

The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of March 31, 2014 will be approximately $12 million based on the fair value of the RSUs and the stock options on the grant date.

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

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three months ended March 31, 2014 and 2013, the consolidating condensed statements of comprehensive income loss for the three months ended March 31, 2014 and 2013, consolidating condensed balance sheets as of March 31, 2014 and December 31, 2013, and the consolidating condensed statements of cash flows for the three months ended March 31, 2014 and 2013 for: (a) Travelport Limited (the “Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, the “Intermediate Parent Guarantor”); (c) Travelport LLC (the “Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis. As a result of the Company’s refinancing plans certain entities previously reported as non-guarantor subsidiaries within the Company’s consolidating condensed financial statements are now presented as guarantor subsidiaries for all periods presented.

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	210	362	—	572

Costs and expenses
Cost of revenue	—	—	—	136	217	—	353
Selling, general and administrative	3	(2)	(1)	3	85	—	88
Depreciation and amortization	—	—	—	54	2	—	56

Total costs and expenses	3	(2)	(1)	193	304	—	497

Operating (loss) income	(3)	2	1	17	58	—	75
Interest expense, net	—	—	(81)	(2)	—	—	(83)
Loss on extinguishment of debt	—	—	(5)	—	—	—	(5)
Equity in (losses) earnings of subsidiaries	(26)	(73)	12	—	—	87	—

(Loss) income before income taxes and equity in losses of Orbitz Worldwide	(29)	(71)	(73)	15	58	87	(13)
Provision for income taxes	—	—	—	(3)	(7)	—	(10)
Equity in losses of investment in Orbitz Worldwide	—	(4)	—	—	—	—	(4)

Net (loss) income	(29)	(75)	(73)	12	51	87	(27)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	(29)	(75)	(73)	12	49	87	(29)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(29)	(75)	(73)	12	51	87	(27)

Other comprehensive (loss) income, net of tax
Currency translation adjustment, net of tax	—	—	—	—	1	—	1
Unrealized loss on cash flow hedges, net of tax	—	—	(1)	—	—	—	(1)
Unrealized loss on equity investment, net of tax	—	(1)	—	—	—	—	(1)
Equity in other comprehensive (loss) income of subsidiaries	(1)	(1)	—	—	—	2	—

Other comprehensive (loss) income, net of tax	(1)	(2)	(1)	—	1	2	(1)

Comprehensive (loss) income	(30)	(77)	(74)	12	52	89	(28)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	(30)	(77)	(74)	12	50	89	(30)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	—	—	—	212	336	—	548

Costs and expenses
Cost of revenue	—	—	—	138	195	—	333
Selling, general and administrative	8	—	(4)	22	68	—	94
Depreciation and amortization	—	—	—	50	2	—	52

Total costs and expenses	8	—	(4)	210	265	—	479

Operating (loss) income	(8)	—	4	2	71	—	69
Interest expense, net	—	—	(66)	(4)	—	—	(70)
Equity in earnings (losses) of subsidiaries	(2)	(66)	(4)	—	—	72	—

(Loss) income before income taxes and equity in earnings of Orbitz Worldwide	(10)	(66)	(66)	(2)	71	72	(1)
Provision for income taxes	—	—	—	(2)	(9)	—	(11)
Equity in earnings of investment in Orbitz Worldwide	—	2	—	—	—	—	2

Net (loss) income	(10)	(64)	(66)	(4)	62	72	(10)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Net (loss) income attributable to the Company	(10)	(64)	(66)	(4)	62	72	(10)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	(10)	(64)	(66)	(4)	62	72	(10)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(3)	—	(3)
Unrealized gain on equity investment, net of tax	—	5	—	—	—	—	5
Equity in other comprehensive income (loss) of subsidiaries	2	—	—	—	—	(2)	—

Other comprehensive income (loss), net of tax	2	5	—	—	(3)	(2)	2

Comprehensive (loss) income	(8)	(59)	(66)	(4)	59	70	(8)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to the Company	(8)	(59)	(66)	(4)	59	70	(8)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of March 31, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	85	24	71	—	180
Accounts receivable, net	—	—	—	14	219	—	233
Deferred income taxes	—	—	—	—	1	—	1
Other current assets	—	—	4	22	120	—	146

Total current assets	—	—	89	60	411	—	560
Investment in subsidiary/intercompany	(1,213)	(1,390)	1,904	—	—	699	—
Property and equipment, net	—	—	—	399	23	—	422
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	569	108	—	677
Cash held as collateral	—	—	79	—	—	—	79
Investment in Orbitz Worldwide	—	13	—	—	—	—	13
Non-current deferred income tax	—	—	—	—	5	—	5
Other non-current assets	—	—	43	46	44	—	133

Total assets	(1,213)	(1,377)	2,115	2,347	618	699	3,189

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	46	24	—	70
Accrued expenses and other current liabilities	9	1	114	140	352	—	616
Deferred income taxes	—	—	—	24	—	—	24
Current portion of long-term debt	—	—	65	31	—	—	96

Total current liabilities	9	1	179	241	376	—	806
Long-term debt	—	—	3,315	74	—	—	3,389
Deferred income taxes	—	—	—	17	4	—	21
Other non-current liabilities	—	—	11	111	52	—	174

Total liabilities	9	1	3,505	443	432	—	4,390

Total shareholders’equity (deficit) / intercompany	(1,222)	(1,378)	(1,390)	1,904	165	699	(1,222)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	21	—	21

Total equity (deficit)/ intercompany	(1,222)	(1,378)	(1,390)	1,904	186	699	(1,201)

Total liabilities and equity	(1,213)	(1,377)	2,115	2,347	618	699	3,189

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	—	—	25	51	78	—	154
Accounts receivable, net	—	—	—	51	126	—	177
Deferred income taxes	—	—	—	—	1	—	1
Other current assets	—	—	7	26	101	—	134

Total current assets	—	—	32	128	306	—	466
Investment in subsidiary/intercompany	(1,315)	(1,426)	1,991	—	—	750	—
Property and equipment, net	—	—	—	405	23	—	428
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	577	94	—	671
Cash held as collateral	—	—	79	—	—	—	79
Investment in Orbitz Worldwide	—	19	—	—	—	—	19
Non-current deferred income tax	—	—	—	—	5	—	5
Other non-current assets	—	—	48	35	37	—	120

Total assets	(1,315)	(1,407)	2,150	2,418	492	750	3,088

Liabilities and equity
Current liabilities:
Accounts payable	—	—	—	45	27	—	72
Accrued expenses and other current liabilities	15	1	104	124	296	—	540
Deferred income taxes	—	—	—	24	—	—	24
Current portion of long-term debt	—	—	16	29	—	—	45

Total current liabilities	15	1	120	222	323	—	681
Long-term debt	—	—	3,450	78	—	—	3,528
Deferred income taxes	—	—	—	14	4	—	18
Other non-current liabilities	—	—	6	113	53	—	172

Total liabilities	15	1	3,576	427	380	—	4,399

Total shareholders’equity (deficit) / intercompany	(1,330)	(1,408)	(1,426)	1,991	93	750	(1,330)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	19	—	19

Total equity (deficit)/ intercompany	(1,330)	(1,408)	(1,426)	1,991	112	750	(1,311)

Total liabilities and equity	(1,315)	(1,407)	2,150	2,418	492	750	3,088

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(29)	(75)	(73)	12	51	87	(27)
Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	54	2	—	56
Amortization of customer loyalty payments	—	—	—	6	12	—	18
Amortization of debt finance costs	—	—	3	—	—	—	3
Accrual of repayment fee and amortization of debt discount costs	—	—	3	—	—	—	3
Loss on extinguishment of debt	—	—	5	—	—	—	5
Payment-in-kind interest	—	—	6	—	—	—	6
Gain on interest rate derivative instruments	—	—	(1)	—	—	—	(1)
Gain on foreign exchange derivative instruments	—	—	(1)	—	—	—	(1)
Equity in losses of investment in Orbitz Worldwide	—	4	—	—	—	—	4
Equity in losses (earnings) of subsidiaries	26	73	(12)	—	—	(87)	—
Equity-based compensation	1	—	—	—	—	—	1
Deferred income taxes	—	—	—	3	—	—	3
Customer loyalty payments	—	—	—	(12)	(14)	—	(26)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(1)	(54)	—	(55)
Other current assets	—	—	3	4	(3)	—	4
Accounts payable, accrued expenses and other current liabilities	(6)	—	10	17	21	—	42
Other	—	—	—	(13)	1	—	(12)

Net cash (used in) provided by operating activities	(8)	2	(57)	70	16	—	23

Investing activities
Property and equipment additions	—	—	—	(24)	(2)	—	(26)
Minority investment	—	—	—	—	(10)	—	(10)
Net intercompany funding	8	(2)	71	(66)	(11)	—	—

Net cash provided by (used in) investing activities	8	(2)	71	(90)	(23)	—	(36)

Financing activities
Proceeds from revolver borrowings	—	—	50	—	—	—	50
Repayment of term loans	—	—	(4)	—	—	—	(4)
Repayment of capital lease obligations	—	—	—	(7)	—	—	(7)
Payment related to extinguishment of debt	—	—	(3)	—	—	—	(3)
Proceeds from settlement of foreign exchange derivative contracts	—	—	3	—	—	—	3

Net cash provided by (used in) financing activities	—	—	46	(7)	—	—	39

Net increase (decrease) in cash and cash equivalents	—	—	60	(27)	(7)	—	26
Cash and cash equivalents at beginning of period	—	—	25	51	78	—	154

Cash and cash equivalents at end of period	—	—	85	24	71	—	180

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

14. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	(10)	(64)	(66)	(4)	62	72	(10)
Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	50	2	—	52
Amortization of customer loyalty payments	—	—	—	4	10	—	14
Amortization of debt finance costs	—	—	7	—	—	—	7
Payment-in-kind interest	—	—	4	—	—	—	4
Gain on foreign exchange derivative instruments	—	—	7	—	—	—	7
Equity in earnings of investment in Orbitz Worldwide	—	(2)	—	—	—	—	(2)
Equity in (earnings) losses of subsidiaries	2	66	4	—	—	(72)	—
Customer loyalty payments	—	—	—	(4)	(8)	—	(12)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(15)	(45)	—	(60)
Other current assets	—	—	—	(4)	(8)	—	(12)
Accounts payable, accrued expenses and other current liabilities	3	—	(38)	13	20	—	(2)
Other	—		—	7	(14)	—	(7)

Net cash (used in) provided by operating activities	(5)	—	(82)	47	19	—	(21)

Investing activities
Property and equipment additions	—	—	—	(23)	—	—	(23)
Net intercompany funding	5	—	6	7	(18)	—	—

Net cash provided by (used in) investing activities	5	—	6	(16)	(18)	—	(23)

Financing activities
Proceeds from revolver borrowings	—	—	53	—	—	—	53
Repayment of capital lease obligations	—	—	—	(4)	—	—	(4)
Debt finance costs	—	—	(2)	—	—	—	(2)
Payments on settlement of foreign exchange derivative contracts	—	—	(7)	—	—	—	(7)
Proceeds from settlement of foreign exchange derivative contracts	—	—	2	—	—	—	2

Net cash provided by (used in) financing activities	—	—	46	(4)	—	—	42

Net (decrease) increase in cash and cash equivalents	—	—	(30)	27	1	—	(2)
Cash and cash equivalents at beginning of period	—	—	33	19	58	—	110

Cash and cash equivalents of operations at end of period	—	—	3	46	59	—	108

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

Overview

We are a travel commerce marketplace providing distribution, technology, payment and other solutions for the $7 trillion global travel and tourism industry with a presence in over 170 countries.

During the first quarter of 2014, our management realigned our internal reporting to better reflect the underlying operations and revenue streams. As a consequence of this transformation, we have represented our revenues in line with our focus of enabling travel commerce through our platform. We now present “Travel Commerce Platform” revenue which includes Air and Beyond Air revenue and Technology Services revenue which includes airline hosting. We no longer present “Transaction Processing” revenue and “Airline IT Solutions” revenue. As a result of this, we have also recomputed our performance metric “RevPas” for prior quarters in line with 2014 calculation and presentation. We have only one reporting segment.

Travel Commerce Platform

Our Travel Commerce Platform combines state-of-the-art technology with industry leading features, functionality and innovative solutions to address the high volume and growing transaction processing requirement for the evolving needs of the travel industry.

Air

We provide sophisticated and comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agents for both leisure and corporate travel. Our access to corporate travelers, merchandising capabilities and ability to process complex itineraries has recently attracted several fast-growing low cost carriers.

Beyond Air

We have expanded our Travel Commerce Platform with a fast growing portfolio of additional products and services. Our Beyond Air portfolio includes payment solutions, advertising and other platform services. For the hospitality sector of the Travel Industry, we provide distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators. We offer the largest inventory of hotel properties on any travel platform in the world and our innovative platform provides a leading distribution and merchandising solution to both chain and independent hotels.

We are an early adopter in automated payments and are redefining payments between travel providers and travel agents. eNett’s core offering is a VAN payment solution that automatically generates unique MasterCard numbers which are in turn used to process global payments.

In addition to distribution and payments, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide an array of additional services, such as advertising solutions that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and/or other offers and, as a result, more effectively merchandise their products and services to targeted customers, subscription services, processing services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Technology Services

We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We manage reservations, inventory management and other related critical systems for Delta Air Lines. In addition, we own a 51% stake in an outsourced application development services provider InterGlobe Technology in India.

Management Performance Metrics

Our management monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure and optimize our growth primarily on the basis of increases in both transaction volume and RevPas. Travel Commerce Platform RevPas is computed by dividing total revenue from our Travel Commerce Platform by the total number of reported segments. We also use Adjusted Net Income (Loss) and Adjusted EBITDA as performance metric.

The table below sets out our performance metrics:

	Three Months Ended March 31,		Change
(in $ millions, except segment data and RevPas)	2014	2013	$	%
Adjusted Net Income (1)	3	14	(11)	(79)
Adjusted EBITDA (2)	151	141	10	7
Travel Commerce Platform RevPas	$5.61	$5.47	0.14	3
Travel Commerce Platform Segments	97	95	2	2

(1)	Adjusted Net Income is a non-GAAP measure and is defined as net income (loss) adjusted for items we believe potentially restrict our ability to assess the results of our underlying business. Items that have been excluded are amortization expense related to acquired intangible assets, corporate costs, equity-based compensation, litigation and related costs, equity in earnings (losses) of investment in Orbitz Worldwide, gain (loss) on extinguishment of debt and other—non cash items.
(2)	Adjusted EBITDA is a non-GAAP measure and is defined as Adjusted Net Income adjusted for depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest expense, net, and provision (benefit) for income taxes.

We have included Adjusted Net Income and Adjusted EBITDA as they are the primary metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. Further Adjusted EBITDA is a key element used to calculate our covenant ratios under our credit agreements and is used by the Board of Directors to determine incentive compensation for future periods.

We believe Adjusted Net Income and Adjusted EBITDA are useful measures as they allow management to monitor our ongoing core operations. The core operations represent the primary operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time. During the periods presented, these items primarily relate to the impact of purchase accounting, expenses incurred to acquire and integrate our portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation and litigation and related costs.

Adjusted Net Income and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income (loss) or cash flow from operations, as determined under US GAAP. In addition, Adjusted Net Income (Loss) and Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Adjusted Net Income and Adjusted EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

As a travel commerce platform, we measure and optimize our growth primarily on the basis of increase in revenue per reported segment (“RevPas”) processed through our platform combined with measuring total air and non-air segment growth. RevPas represents revenue per segment and is computed by dividing revenue from the Travel Commerce Platform by number of segments. As a result of realignment of revenue streams in the first quarter of 2014, certain revenue forming part of “Transaction processing revenue” is now a part of Technology Services and certain revenue forming part of “Airline IT Solutions” is now part of Travel Commerce Platform. As a result, our RevPas reported for earlier period has been recomputed to align with current period methodology.

The following table provides a reconciliation of net loss to Adjusted Net Income and to Adjusted EBITDA:

	Three Months Ended March 31,
(in $ millions)	2014	2013
Net loss	(27)	(10)
Adjustments:
Amortization of acquired intangible assets	19	20
Corporate costs (1)	3	1
Equity-based compensation	1	—
Litigation and related costs (2)	—	10
Equity in losses (earnings) of investment in Orbitz Worldwide	4	(2)
Loss on extinguishment of debt	5	—
Other—non cash (3)	(2)	(5)

Adjusted Net Income	3	14
Adjustments:
Depreciation and amortization of property and equipment	37	32
Amortization of customer loyalty payments	18	14
Interest expense, net	83	70
Provision for income taxes	10	11

Adjusted EBITDA	151	141

(1)	Corporate costs represent costs related to strategic transactions and internal re-organization.
(2)	Litigation and related costs predominately relate to the American Airlines and bondholder litigation costs incurred in 2013.
(3)	Other—non cash primarily includes unrealized gains on foreign currency exchange derivatives and revaluation of our euro denominated debt of $(1) million and $(5) million for the three months ended March 31, 2014 and 2013, respectively.

Factors Affecting Results of Operations

Geographic Mix: We believe we are the most geographically balanced participant in the travel distribution industry. While we are exposed to potential fluctuations or trends in a country or a region we are not overly sensitive to changes in any particular country or region. Our geographically dispersed footprint provides strategic protection from regional instability, allows for optimal IT efficiency, enhances our value proposition to travel providers and positions us to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. Some of the regions where we currently operate, such as Asia Pacific, Latin America and the Middle East, are expected to experience growth in travel that is greater than the global average due to factors such as economic growth and a growing middle class, while other regions, such as the US, are mature and stable. As these emerging travel regions may grow at a higher rate than mature regions, the geographic distribution of our revenue may similarly shift.

Orbitz Worldwide: Orbitz Worldwide is currently our largest travel agent customer. Our relationship with Orbitz Worldwide can have a material impact on our results. In February 2014, we entered into a new subscriber services agreement under which Orbitz Worldwide will use our GDS services in the US and other countries. Under the new agreement, which replaced our existing agreement with Orbitz Worldwide, we will pay incremental benefits in 2014 and further increased fees in later years for each air, car and hotel segment. In addition, Orbitz Worldwide will receive wider flexibility to use alternative GDS providers for GDS services beginning in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our GDS and to pay a shortfall payment if the minimum volume is not met. Due to the increase in payments payable to Orbitz Worldwide under the new agreement, we expect a negative impact on our 2014 cash flow attributable to this agreement and no impact to our 2014 Adjusted EBITDA. From 2015 onwards, the combination of increased payments and greater flexibility for Orbitz Worldwide will have a greater impact on both our earnings and cash flow.

Seasonality: The revenue of our business can experience seasonal fluctuations, reflecting seasonal trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters of the calendar year. Revenue typically peaks during these times as travelers plan and purchase their upcoming spring and summer travel. Revenue typically declines in the third and fourth quarters of the calendar year.

Foreign Exchange Movements: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in US dollars, we have euro denominated debt and a portion of our costs are denominated in other currencies (principally, the British pound, Euro and Australian dollar). These costs primarily relate to commissions paid in these regions. We use foreign currency derivative contracts including forward contracts and currency options to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated debt, receivables and payables and forecasted earnings of foreign subsidiaries. The fluctuations in the value of these foreign currency contracts largely offset the impact of changes in the value of the underlying risk they are intended to economically hedge. Nevertheless, our operating results are impacted to a certain extent by movements in the underlying exchange rates between those currencies listed above.

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

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Net revenue	572	548	24	4

Costs and expenses
Cost of revenue	353	333	20	6
Selling, general and administrative	88	94	(6)	(6)
Depreciation and amortization	56	52	4	6

Total costs and expenses	497	479	18	4

Operating income	75	69	6	9
Interest expense, net	(83)	(70)	(13)	(18)
Loss on extinguishment of debt	(5)	—	(5)	*

Loss before income taxes and equity in (losses) earnings of investment in Orbitz Worldwide	(13)	(1)	(12)	*
Provision for income taxes	(10)	(11)	1	6
Equity in (losses) earnings of investment in Orbitz Worldwide	(4)	2	(6)	*

Net loss	(27)	(10)	(17)	(170)

* Not meaningful Net Revenue Net revenue is comprised of:
	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Air	445	428	17	4
Beyond Air	97	89	8	9

Travel Commerce Platform	542	517	25	5
Technology Services	30	31	(1)	(1)

Net Revenue	572	548	24	4

During the three months ended March 31, 2014, Net revenue increased by $24 million (4%) compared to the three months ended March 31, 2013. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $25 million (5%).

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and segments.

	Three Months Ended March 31,		Change
	2014	2013	$	%
Travel Commerce Platform RevPas (in $)	$5.61	$5.47	0.14	3
Travel Commerce Platform Segments (in millions)	97	95	2	2

The increase in Travel Commerce Platform revenue of $25 million (5%) was due to a $17 million (4%) increase in our Air revenue and an $8 million (9%) increase in our Beyond Air revenue. Overall, there was a 3% increase in Travel Commerce Platform RevPas and a 2% increase in segment volumes.

The table below sets forth Travel Commerce Platform revenue by region:

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	101	94	7	7
Europe	178	164	14	8
Latin America and Canada	23	22	1	4
MEA	72	70	2	3

International	374	350	24	7
United States	168	167	1	—

Travel Commerce Platform	542	517	25	5

The table below sets forth Travel Commerce Platform segments by region and Travel-Commerce Platform RevPas:

	Segments (in millions)
	Three Months Ended March 31,		Change
	2014	2013		%
Asia Pacific	16	15	1	3
Europe	25	24	1	5
Latin America and Canada	4	4	—	3
MEA	10	10	—	3

International	55	53	2	4
United States	42	42	—	(1)

Travel Commerce Platform	97	95	2	2

Travel Commerce Platform RevPas	$5.61	$5.47	$0.14	3

International

Our International Travel Commerce Platform revenue increased $24 million (7%) due to a 4% increase in segments and a 3% increase in RevPas. The RevPas increase across the regions was a result of growing our ancillary Air revenue, including our premium functionality services, and Beyond Air offerings, including growth in payment solutions, hospitality and advertising.

Asia Pacific

Revenue in Asia Pacific increased $7 million (7%) due to a 3% increase in segments and a 4% increase in RevPas. Segment volumes increased primarily due to increased segments in South Korea and Australia. RevPas increased due to growth in our Beyond Air including increased revenue in eNett.

Europe

Revenue in Europe increased $14 million (8%) due to a 5% increase in segments and a 3% increase in RevPas. Segment volumes increased primarily due to increased segments in Western Europe, with strong growth in the United Kingdom, Italy and Greece. RevPas increased due to growth in our Beyond Air including increased revenue in eNett.

Latin America and Canada

Revenue in Latin America and Canada increased $1 million (4%) due to a 3% increase in segments and a 1% increase in RevPas. Segment volumes increased due to continued expansion of our content offerings in Canada.

Middle East and Africa

Revenue in the Middle East and Africa increased $2 million (3%) due to a 3% increase in segments with RevPas remaining flat. Segment volumes increased due to growth in volumes in the Middle East.

United States

Revenue in the United States increased $1 million (less than 1%) primarily due to 1% increase in RevPas with minor increases in both Air and Beyond Air revenues.

Technology Services

Technology Services revenue decreased by $1 million (1%) due to a decline in revenue from our development operations.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Commissions	277	258	19	7
Technology costs	76	75	1	1

Cost of revenue	353	333	20	6

Cost of revenue increased by $20 million (6%) primarily as a result of $19 million (7%) incremental commission costs. Commissions paid to travel agencies increased due to a 5% increase in travel distribution cost per segment, a 2% increase in segment volumes and incremental commission costs from our payment processing business. Commissions include amortization of customer loyalty payments of $18 million and $14 million for the three months ended March 31, 2013 and 2012, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services, increased by $1 million (1%).

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Workforce	75	75	—	—
Non-workforce	11	13	(2)	(15)

Operational costs	86	88	(2)	(2)
Adjustments	2	6	(4)	(67)

SG&A	88	94	(6)	(6)

SG&A expenses decreased by $6 million (6%) during the three months ended March 31, 2014 compared to March 31, 2013. SG&A expenses include a $2 million and $6 million charge for the three months ended

March 31, 2014 and 2013, respectively, for items that are adjusted out of Adjusted EBITDA. Excluding these adjustments, our SG&A expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased by $2 million (2%). Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel remained flat. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $2 million (15%).

The adjustments of $2 million and $6 million for the three months ended March 31, 2014 and 2013, respectively, represent non-core corporate costs related to strategic transactions and restructurings, equity-based compensation, litigation and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease in adjustments of $4 million is due to a $10 million reduction in litigation costs, offset by $4 million lower unrealized foreign exchange gains on euro denominated debt and derivatives and a $2 million increase in corporate costs.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$	%
Depreciation on property and equipment	37	32	5	16
Amortization of acquired intangible assets	19	20	(1)	(5)

Total depreciation and amortization	56	52	4	6

Total depreciation and amortization increased by $4 million (6%). Depreciation on property and equipment increased $5 million primarily due to a higher capitalized cost of internally developed software, which has increased from $633 million at March 31, 2013 to $686 million at March 31, 2014 as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $1 million, as the useful lives have begun to expire on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net

Interest expense, net, increased by $13 million (18%) due to higher effective interest rates on our debt as a result of our debt refinancing in 2013.

Loss on Extinguishment of Debt

During the three months ended March 31, 2014, we cancelled $135 million of our senior subordinated notes, contributed to us by our indirect parent company, which resulted in a loss on extinguishment of debt of $5 million.

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

Equity in (Losses) Earnings of Investment in Orbitz Worldwide

Our share of equity in losses of investment in Orbitz Worldwide was $4 million for the three months ended March 31, 2014 compared to earnings of $2 million for the three months ended March 31, 2013. These (losses) earnings reflect our 44% (46% in 2013) ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of March 31, 2014, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:

(in $ millions)	March 31, 2014
Cash and cash equivalents	180
Cash held as collateral	79
Revolver availability	70

In the event we require additional funding, there can be no assurance that further funding will be available on terms favorable to us or at all.

A significant concentration of our cash is in geographic locations that have no legal or tax limitations on its usage. We have efficient mechanisms in place to deploy cash as needed to fund operations and capital needs across all of our locations worldwide. We utilize cash and cash equivalents, including cash generated from operations, primarily to pay our operating expenses, make capital expenditures, invest in our products and Travel Commerce Platform assets, and service our debt, including any mandatory or voluntary principal repayments of debt, repurchases of debt and payments of other long-term liabilities. With the cash and cash equivalents on our consolidated condensed balance sheets, our ability to generate cash from operations over the course of a year and through access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.

Cash Flow

We believe an important measure of our liquidity is unlevered adjusted free cash flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe unlevered adjusted free cash flow provides investors a better understanding of how assets are performing and measures management’s effectiveness in managing cash. We define unlevered adjusted free cash flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments and cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions including capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions, cash paid for other adjusting items are unrelated to the underlying business and our capital expenditures are primarily related to the development of our operating platforms.

In addition, we present Adjusted EBITDA as a liquidity measure as we believe it is a useful measure to our investors to assess our ability to comply with certain debt covenants, including our maximum leverage ratios. Our total leverage ratio under our credit agreements is computed by dividing the total debt (as defined under these credit agreements) at the balance sheet date by a number which is broadly computed from the last twelve months of Adjusted EBITDA.

Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Three Months Ended March 31,
(in $ millions)	2014	2013
Adjusted EBITDA	151	141
Less:
Interest payments	(57)	(88)
Tax payments	(7)	(6)
Changes in operating working capital	(32)	(39)
Customer loyalty payments	(26)	(12)
Other adjusting items (1)	(6)	(17)

Net cash provided by (used in) operating activities	23	(21)
Add: other adjusting items (1)	6	17
Less: capital expenditures on property and equipment additions	(26)	(23)
Less: repayment of capital lease obligations	(7)	(4)

Adjusted free cash flow	(4)	(31)
Add: interest paid	57	88

Unlevered Adjusted Free Cash Flow	53	57

(1)	Other adjusting items relate to payments for cost included within operating income, but excluded from Adjusted EBITDA. These include (i) $6 million and $13 million of corporate cost payments during the three months ended March 31, 2014 and 2013, respectively, and (ii) $4 million of litigation and related costs payments for the three months ended March 31, 2013.

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
(in $ millions)	2014	2013	$
Cash provided by (used in):
Operating activities	23	(21)	44
Investing activities	(36)	(23)	(13)
Financing activities	39	42	(3)

Net increase (decrease) in cash and cash equivalents	26	(2)	28

As of March 31, 2014, we had $180 million of cash and cash equivalents, an increase of $26 million compared to December 31, 2013. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating activities. For the three months ended March 31, 2014, cash provided by operating activities was $23 million compared to cash used in operating activities of $21 million for the three months ended March 31, 2013. The increase of $44 million is primarily a result of (i) higher interest payments of $31 million in 2013 and (ii) higher payments related to other adjusting items of $11 million in 2013; partially offset by (iii) $14 million increase in customer loyalty payments.

Investing activities. The cash used in investing activities for the three months ended March 31, 2014 was $36 million compared to $23 million for the three months ended March 31, 2013. The increase of $13 million primarily relates to our investment of $10 million to acquire a 49% equity interest in an entity, which we account for as equity method investment.

Our capital expenditure for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(in $ millions)	2014	2013
Cash additions to software developed for internal use	24	21
Cash additions to computer equipment	2	2
Capital leases for data center hardware	5	1

Total	31	24

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused in key areas, including investing in our data center by implementing zTPF software on our mainframes, the development of our uAPI that underpins our new and existing applications, Smartpoint, our innovative booking solution delivering multisource content and pricing, and the Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Cash additions to computer equipment is primarily for our continuing investment in our data center.

Capital leases for computer equipment represents the investment we have made in the equipment within the data center.

Financing activities. Cash provided by financing activities for the three months ended March 31, 2014 was $39 million. This primarily comprised of (i) $50 million proceeds from new revolver borrowings; offset by (ii) $4 million of term loan repayments and (iii) $7 million of capital lease payments. Cash provided by financing activities for the three months ended March 31, 2013 was $42 million. This primarily comprised of (i) $53 million proceeds from revolver borrowings; offset by (ii) $7 million of payments related to derivative contracts and (iii) $4 million of capital lease payments.

Financing Arrangements

The following table summarizes our net debt position as of March 31, 2014 and December 31, 2013:

(in $ millions)	Interest rate	Maturity (1)	March 31, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated (2)	L+4 1⁄4%	June 2018	50	—
Term loans
Dollar denominated (2)	L+5%	June 2019	1,522	1,525
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan (3)	L+8%	January 2016	645	644
Tranche 2 dollar denominated term loan (4)	8 3⁄8%	December 2016	234	234
Unsecured debt
Senior Notes
Dollar denominated notes (5)	13 7⁄8%	March 2016	411	411
Dollar denominated floating rate notes (6)	L+8 5⁄8%	March 2016	189	188
Senior Subordinated Notes
Dollar denominated notes	11 7⁄8%	September 2016	229	272
Euro denominated notes	10 7⁄8%	September 2016	100	192
Capital leases			105	107

Total debt			3,485	3,573
Less: cash and cash equivalents			(180)	(154)
Less: cash held as collateral			(79)	(79)

Net debt			3,226	3,340

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its debt outstanding under the second lien credit agreement or its unsecured debt prior to their maturity dates.
(2)	Minimum LIBOR floor of 1.25%
(3)	Minimum LIBOR floor of 1.5%
(4)	Cash interest of 4% and payment-in-kind interest of 4.375%
(5)	Cash interest of 11.375% and payment-in-kind interest of 2.5%
(6)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

In March 2014, Travelport Worldwide Limited (“Travelport Worldwide”), our indirect parent company, acquired $43 million of our outstanding dollar denominated senior subordinated notes and $92 million (€67 million) of euro denominated senior subordinated notes in exchange for its common shares. Travelport Worldwide contributed these senior subordinated notes to us, which were subsequently cancelled. We recorded this transaction as extinguishment of debt and recognized a loss of $5 million in our consolidated condensed statements of operations for the three months ended March 31, 2014.

During the three months ended March 31, 2014, we (i) repaid $4 million as our quarterly repayment of term loans (ii) accreted $1 million as interest expense towards repayment fee of Tranche 1 loans, (iii) amortized $2 million as discount on term loans, (iv) capitalized $1 million related to payment-in-kind interest into senior notes and (v) repaid $7 million under our capital lease obligations and entered into $5 million of new capital leases for information technology assets.

We have a $120 million revolving credit facility with a consortium of banks under our senior secured credit agreement. During the three months ended March 31, 2014, we borrowed $50 million under this facility, all of which remained outstanding as of March 31, 2014, and we had $70 million of remaining borrowing capacity under our revolving credit facility.

We have a $137 million of cash collateralized letters of credit facility, maturing in June 2018. The terms under the letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of March 31, 2014, $77 million of letters of credit were outstanding under the terms of the facility, against which we have provided $79 million as cash collateral, and we have $60 million of remaining capacity under our letters of credit facility.

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

Total debt per our credit agreements and indentures is broadly defined as total debt, less cash and cash equivalents. Adjusted EBITDA is defined under our debt covenants as net income (loss) adjusted to exclude the impact of interest expense, net, tax, gain (loss) on extinguishment of debt, depreciation and amortization of property and equipment, equity in earnings (losses) of investment in Orbitz Worldwide, impact of purchase accounting, impairment of goodwill and intangibles assets, amortization of customer loyalty payments, expenses incurred to acquire and integrate Travelport’s portfolio of businesses, costs associated with our restructuring efforts, non-cash equity-based compensation, unrealized gains (losses) on foreign currency exchange derivative contracts and other adjustments made to exclude expenses viewed as outside the normal course of operations.

As of March 31, 2014, our total leverage ratio was 6.25 compared to the maximum total leverage ratio allowable of 7.15; our total senior secured leverage ratio was 4.76 compared to the maximum total senior secured leverage ratio allowable of 5.15; our cash balance was $180 million; and we were in compliance with all financial covenants related to our long-term debt. Under the terms of our debt arrangements, the maximum total leverage ratio with which we need to comply remains at 7.15 until June 30, 2014 and thereafter reduces to 6.95 until December 31, 2014; and the total senior secured leverage ratio with which we need to comply remains at 5.15 until December 31, 2014.

Based on our current financial forecast, we believe we will continue to be in compliance with, or be able to avoid an event of default under the credit agreements and the indentures governing our notes and meet our cash flow needs during the next 12 months. In the event of an unanticipated adverse variance compared to the financial forecast, which might lead to an event of default, we have the opportunity to take certain mitigating actions in order to avoid such a default, including: reducing or deferring discretionary expenditure; selling assets; re-negotiating financial covenants; and securing additional sources of finance or investment. In the unlikely event our results of operations are significantly lower than our forecast and our mitigating actions are unsuccessful, this could result in a breach of one or more of our financial covenants, including the leverage ratio covenants. Under such circumstances, it is possible we would be required to repay all our secured debt and unsecured notes outstanding. We may not have the ability to repay such amounts.

Subsequent to our comprehensive refinancing in 2013, substantially all of our debt is now scheduled for repayment on or after January 2016. However, the term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if we are unable to repay or refinance our debt outstanding under the Second Lien Credit Agreement or our unsecured debt prior to their maturity dates. We may not have the ability to repay such amounts.

We continue to assess and evaluate potential capital markets transactions, including potential debt-for-equity exchanges and similar transactions. We can give no assurances that we will pursue or consummate such transactions as they are dependent, among other things, on market conditions and other factors that are inherently unpredictable.

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the three months ended March 31, 2014 and 2013 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate caps and foreign currency derivative contracts, including derivative contracts and currency options, as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the three months ended March 31, 2014 and 2013, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges except for interest rate cap derivative instruments. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $0 million and $1 million for the three months ended March 31, 2014 and 2013, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $2 million and $(14) million for the three months ended March 31, 2014 and 2013, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

In 2013, we entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts is to hedge the risk of increase in interest costs on our floating rate debt due to an increase in USLIBOR rates. We have designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of $1 million during the three months ended March 31, 2014, as a component of other comprehensive loss.

As of March 31, 2014, our interest rate cap contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year. As of March 31, 2014, we had a net asset position of $10 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

As of March 31, 2014, our future contractual obligations have not changed significantly from the amounts reported within our 2013 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2014, except that $135 million of our senior subordinated notes, which were due to mature in September 2016, were exchanged and contributed to us by Travelport Worldwide and were subsequently cancelled by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the US dollar as of March 31, 2014. We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures that potential impact on earnings, fair values and cash flows. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

We assess our interest rate market risk utilizing a sensitivity analysis based on our interest rate derivatives and a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that the impact of a 100 basis point change in interest rates as of March 31, 2014 would not be material on our earnings. We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the British Pound, Euro and Australian dollar and a 10% decrease in foreign currency exchange rate with respect to the same currencies would not be material on our consolidated condensed statements of operations.

The material changes in our exposure to market risks have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the period ended March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 1A. Risk Factors.

There are no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 10, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trade Sanctions Disclosure

The following activities are disclosed as required by Section 13(r)(1)(D)(iii) of the Exchange Act.

As part of our global business in the travel industry, we provide certain passenger travel-related GDS and Technology Services to Iran Air. We also provide certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

The gross revenue and net profit attributable to these activities in the quarter ended March 31, 2014 were approximately $181,000 and $125,000, respectively.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: May 9, 2014	By:	/S/ PHILIP EMERY
Philip Emery
Executive Vice President and Chief Financial Officer

Date: May 9, 2014	By:	/s/ ANTONIOS BASOUKEAS
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	Subscriber Services Agreement, dated as of February 4, 2014, by and among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System B.V.*

10.2	Agreement and Release, dated March 5, 2014 between Mark Ryan and Travelport, LP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.