Form 10-Q
period 2014-06-30
Travelport LTD
filed 2014-08-07
CIK 1386355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, there were 12,000 shares of the Registrants’ common stock, par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein involve risks and uncertainties. Many of the statements appear, in particular, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those in the forward-looking statements. In some cases you can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will” and “would” or other similar words. You should read statements that contain these words carefully because they discuss our future priorities, goals, strategies, actions to improve business performance, market growth assumptions and expectations, new products, product pricing, changes to our business processes, future business opportunities, capital expenditures, financing needs, financial position and other information that is not historical information. References within this Quarterly Report on Form 10-Q to “we,” “our,” “us” or “Travelport” means Travelport Limited, a Bermuda company, and its consolidated subsidiaries.

The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results of operations or those anticipated or predicted by these forward-looking statements:

•	factors affecting the level of travel activity, particularly air travel volume, including security concerns, pandemics, general economic conditions, natural disasters and other disruptions;

•	the impact our outstanding indebtedness may have on the way we operate our business;

•	our ability to obtain travel provider inventory from travel providers, such as airlines, hotels, car rental companies, cruise lines and other travel providers;

•	our ability to maintain existing relationships with travel agencies and to enter into new relationships on acceptable financial and other terms;

•	our ability to develop and deliver products and services that are valuable to travel agencies and travel providers and generate new revenue streams;

•	the impact on travel provider capacity and inventory resulting from consolidation of the airline industry;

•	our ability to grow adjacencies, such as eNett, in which we own a majority interest;

•	general economic and business conditions in the markets in which we operate, including fluctuations in currencies, particularly in the U.S. dollar, and the economic conditions in the eurozone;

•	pricing, regulatory and other trends in the travel industry;

•	our ability to achieve expected cost savings from our efforts to improve operational efficiency;

•	maintenance and protection of our information technology and intellectual property; and

•	financing plans and access to adequate capital on favorable terms.

We caution you that the foregoing list of important factors may not contain all of the factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. The factors listed in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the

Securities and Exchange Commission (the “SEC”) on March 10, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014, as well as any other cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described in the forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have an adverse effect on our business, results of operations, financial position and cash flows.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in $ millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenue	$551	$537	$1,123	$1,085

Costs and expenses
Cost of revenue	337	326	690	659
Selling, general and administrative	97	106	185	200
Depreciation and amortization	57	49	113	101

Total costs and expenses	491	481	988	960

Operating income	60	56	135	125
Interest expense, net	(87)	(104)	(170)	(174)
Loss on early extinguishment of debt	(9)	(49)	(14)	(49)
Gain on sale of shares of Orbitz Worldwide	52	—	52	—

Income (loss) before income taxes and share of earnings (losses) in equity method investments	16	(97)	3	(98)
Provision for income taxes	(12)	(6)	(22)	(17)
Share of earnings (losses) in equity method investments	1	—	(3)	2

Net income (loss)	5	(103)	(22)	(113)
Net income attributable to non-controlling interest in subsidiaries	(1)	(2)	(3)	(2)

Net income (loss) attributable to the Company	$4	$(105)	$(25)	$(115)

See Notes to the Consolidated Condensed Financial Statements

TRALVEPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in $ millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$5	$(103)	$(22)	$(113)

Other comprehensive income (loss), net of tax:
Currency translation adjustment, net of tax	1	(5)	2	(8)
Realization of losses on cash flow hedges, net of tax	5	—	4	—
Unrealized actuarial loss on defined benefit plans, net of tax	—	(1)	—	(1)
Unrealized (loss) gain on equity investment, net of tax	(3)	6	(4)	11

Other comprehensive income, net of tax	3	—	2	2

Comprehensive income (loss)	8	(103)	(20)	(111)
Comprehensive income attributable to non-controlling interest in subsidiaries	(1)	(2)	(3)	(2)

Comprehensive income (loss) attributable to the Company	$7	$(105)	$(23)	$(113)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in $ millions)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$93	$154
Accounts receivable (net of allowances for doubtful accounts of $13 and $13)	215	177
Deferred income taxes	1	1
Other current assets	112	134

Total current assets	421	466
Property and equipment, net	413	428
Goodwill	1,000	986
Trademarks and tradenames	314	314
Other intangible assets, net	669	671
Cash held as collateral	70	79
Investment in Orbitz Worldwide	10	19
Deferred income tax	5	5
Other non-current assets	114	120

Total assets	$3,016	$3,088

Liabilities and equity
Current liabilities:
Accounts payable	$58	$72
Accrued expenses and other current liabilities	555	540
Deferred income taxes	24	24
Current portion of long-term debt	46	45

Total current liabilities	683	681
Long-term debt	3,210	3,528
Deferred income taxes	24	18
Other non-current liabilities	168	172

Total liabilities	4,085	4,399

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Common shares ($1.00 par value; 12,000 shares authorized; 12,000 shares issued and outstanding)	—	—
Additional paid in capital	956	691
Accumulated deficit	(1,964)	(1,939)
Accumulated other comprehensive loss	(80)	(82)

Total shareholders’ equity (deficit)	(1,088)	(1,330)
Equity attributable to non-controlling interest in subsidiaries	19	19

Total equity (deficit)	(1,069)	(1,311)

Total liabilities and equity	$3,016	$3,088

See Notes to the Consolidate Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in $ millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating activities
Net loss	$(22)	$(113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	113	101
Amortization of customer loyalty payments	37	29
Gain on sale of shares of Orbitz Worldwide	(52)	—
Amortization of debt finance costs	6	19
Accrual of repayment fee and amortization of debt discount	5	1
Loss on early extinguishment of debt	14	49
Payment-in-kind interest	12	9
Share of losses (earnings) in equity method investments	3	(2)
Equity-based compensation	9	2
Deferred income taxes	5	—
Pension liability contribution	(3)	—
Customer loyalty payments	(45)	(36)
Changes in assets and liabilities:
Accounts receivable	(38)	(65)
Other current assets	9	(4)
Accounts payable, accrued expenses and other current liabilities	(22)	(9)
Other	11	31

Net cash provided by operating activities	42	12

Investing activities
Property and equipment additions	(54)	(46)
Proceeds from sale of shares of Orbitz Worldwide	54	—
Purchase of non-controlling interest in a subsidiary	(65)	—
Business acquired, net of cash	(10)	—
Purchase of equity method investment	(10)	—
Other	—	(6)

Net cash used in investing activities	(85)	(52)

Financing activities
Proceeds from revolver borrowings	50	53
Repayment of revolver borrowings	(50)	(73)
Repayment of capital lease obligations	(15)	(8)
Release of cash provided as collateral	9	137
Repayment of term loans	(8)	(1,659)
Payment related to early extinguishment of debt	(3)	—
Proceeds from term loans	—	2,169
Repurchase of Senior Notes	—	(413)
Cash provided as collateral	—	(93)
Debt finance costs	—	(55)
Distribution to a parent company	—	(6)
Other	(1)	(4)

Net cash (used in) provided by financing activities	(18)	48

Effect of changes in exchange rate on cash and cash equivalents	—	(1)
Net (decrease) increase in cash and cash equivalents	(61)	7
Cash and cash equivalents at beginning of period	154	110

Cash and cash equivalents at end of period	$93	$117

Supplementary disclosures of cash flow information
Interest payments	150	145
Income tax payments, net	13	13
Non-cash exchange of senior subordinated notes for equity of a parent company (see Note 9)	257	—
Non-cash exchange of senior notes for equity of a parent company (see Note 9)	60	—
Non-cash capital lease additions	6	5
Non-cash distribution to a parent company	—	25
Exchange of Senior Priority Secured Notes for Tranche 2 Loans	—	229
Exchange of Senior Notes due 2014 and 2016 for new Senior Notes due 2016	—	591

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN TOTAL EQUITY (DEFICIT)

(unaudited)

(in $ millions)	Common Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest in Subsidiaries	Total Equity (Deficit)
Balance as of December 31, 2013	—	$691	$(1,939)	$(82)	$19	$(1,311)
Contribution from a parent company	—	323	—	—	—	323
Purchase of non-controlling interest in a subsidiary	—	(62)	—	—	(3)	(65)
Equity-based compensation	—	9	—	—	—	9
Net share settlement for equity based compensation	—	(5)	—	—	—	(5)
Comprehensive (loss) income, net of tax	—	—	(25)	2	3	(20)

Balance as of June 30, 2014	—	$956	$(1,964)	$(80)	$19	$(1,069)

See Notes to the Consolidated Condensed Financial Statements

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Travelport Limited (the “Company” or “Travelport”) is a travel commerce platform providing distribution, technology, payment and other solutions for the global travel and tourism industry. With a presence in over 170 countries, Travelport is a privately owned company comprised of:

The Travel Commerce Platform (formerly known as the global distribution system or “GDS” business), through which the Company facilitates travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel buyers in the Company’s proprietary business to business (“B2B”) travel commerce platform. As travel industry needs evolve, Travelport is utilizing its Travel Commerce Platform to redefine the electronic distribution and merchandising of airline core and ancillary products, as well as extending its reach into the growing world of travel commerce beyond air, including to hotel, car rental, rail, cruise-line and tour operators. In addition, Travelport has leveraged its domain expertise in the travel industry to design a pioneering B2B payment solution that addresses the need of travel agencies to efficiently and securely make payments to travel providers globally. Travelport utilizes the extensive data managed by its platform to provide an array of additional services, such as advertising solutions, subscription services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Through its Technology Services, Travelport provides critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other solutions, enabling them to focus on their core business competencies and reduce costs. The Company manages reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”).

As of June 30, 2014, the Company also owned approximately 36% of Orbitz Worldwide, Inc. (“Orbitz Worldwide”), a leading global online travel company, (see Note 14—Subsequent Events).

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

2. Recently Issued Accounting Pronouncements

Compensation—Stock Compensation

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for stock compensation where share-based payment awards granted to employees require specific performance target

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. Recently Issued Accounting Pronouncements (Continued)

to be achieved in order for employees to become eligible to vest in the awards and such performance targets could be achieved after an employee completes the requisite service period. The amendment in this update requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition.

The guidance is applicable to the Company for interim and annual reporting periods beginning after December 15, 2015, although earlier adoption is permitted. The Company is assessing the implications of adoption of this update on its consolidated condensed financial statements.

Revenue Recognition

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The guidance is applicable to the Company for the interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on its consolidated condensed financial statements.

Discontinued Operations

In April 2014, the FASB issued guidance on discontinued operations that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

This guidance is applicable to the Company on a prospective basis for interim and annual reporting periods beginning after December 15, 2014 although early adoption is permitted. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance, other than disclosures.

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

This guidance is applicable to the Company on a prospective basis for interim and annual reporting periods beginning after December 15, 2014 although early adoption is permitted. The Company does not anticipate an impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

3. Orbitz Worldwide

In May 2014, the Company sold 8.6 million shares of Orbitz Worldwide for net proceeds of $54 million. This resulted in a gain of $52 million, which the Company recognized in its consolidated condensed statements of operations for the three and six months ended June 30, 2014. The Company’s investment in Orbitz Worldwide reduced from approximately 45% as of December 31, 2013 to approximately 36% as of June 30, 2014. In July 2014, the Company sold substantially all of its remaining shares in Orbitz Worldwide for net proceeds of approximately $312 million and used the proceeds to repay a portion of its outstanding first lien term loans. During the three and six months ended June 30, 2014 and 2013, the Company accounted for its investments in Orbitz Worldwide under the equity method of accounting and recorded its share of Orbitz Worldwide’s net income (loss) and other comprehensive income (loss) in its consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (loss), respectively (see Note 14—Subsequent Events).

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s investment in Orbitz Worldwide was $10 million and $19 million, respectively. The fair value of the Company’s investment in Orbitz Worldwide as of June 30, 2014 was approximately $354 million.

Presented below are the summary results of operations for Orbitz Worldwide for the three and six months ended June 30, 2014 and 2013:

(in $ millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenue	$248	$226	$458	$429
Operating expenses	225	203	424	409

Operating income	23	23	34	20
Interest expense, net	(8)	(13)	(18)	(22)
Loss on early extinguishment of debt	(2)	(18)	(2)	(18)

Income (loss) before income taxes	13	(8)	14	(20)
(Provision for) benefit from income taxes	(6)	9	(13)	167

Net income	$7	$1	$1	$147

The Company recorded earnings (losses) of $1 million and $(3) million related to its investment in Orbitz Worldwide for the three and six months ended June 30, 2014, respectively, within the share of earnings (losses) in equity method investments in the Company’s consolidated condensed statements of operations. For the three and six months ended June 30, 2013, the Company recorded earnings of $0 and $2 million, respectively, within the share of earnings (losses) in equity method investments in the Company’s consolidated condensed statements of operations.

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

Net revenue disclosed above includes approximately $27 million and $52 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2014, respectively. Net revenue disclosed above includes approximately $23 million and $47 million of net revenue earned by Orbitz Worldwide through transactions with the Company during the three and six months ended June 30, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had balances payable to Orbitz Worldwide of approximately $17 million and $12 million, respectively, which are included on the Company’s consolidated condensed balance sheets within accrued expenses and other current liabilities.

4. Other Current Assets

Other current assets consisted of:

(in $ millions)	June 30, 2014	December 31, 2013
Restricted cash	$35	$44
Sales and use tax receivables	28	30
Prepaid expenses	21	22
Prepaid incentives	12	20
Derivative assets	1	3
Other	15	15

	$112	$134

Restricted cash represents cash held on behalf of clients for a short period of time before being transferred to travel industry partners. A compensating balance is held in accrued expenses and other current liabilities as customer prepayments.

5. Property and Equipment, Net

Property and equipment, net, consisted of:

	June 30, 2014			December 31, 2013
(in $ millions)	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net
Capitalized software	$702	$(498)	$204	$650	$(449)	$201
Computer equipment	288	(161)	127	281	(139)	142
Building and leasehold improvements	19	(9)	10	17	(8)	9
Construction in progress	72	—	72	76	—	76

	$1,081	$(668)	$413	$1,024	$(596)	$428

The Company recorded depreciation expense of $37 million and $29 million during the three months ended June 30, 2014 and 2013, respectively. The Company recorded depreciation expense of $74 million and $61 million during the six months ended June 30, 2014 and 2013, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. Property and Equipment, Net (Continued)

As of June 30, 2014 and December 31, 2013, the Company had net capital lease assets of $94 million and $104 million, respectively, included within computer equipment.

The amount of interest on capital projects capitalized was $3 million and $1 million for the three months ended June 30, 2014 and 2013, respectively. The amount of interest on capital projects capitalized was $5 million and $2 million for the six months ended June 30, 2014 and 2013, respectively.

6. Intangible Assets

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2014 and June 30, 2014 are as follows:

(in $ millions)	January 1, 2014	Additions	Retirements	Foreign Exchange	June 30, 2014
Non-Amortizable Assets:
Goodwill	$986	$14	$—	$—	$1,000
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	1	1,130
Accumulated amortization	(610)	(39)	—	—	(649)

Acquired intangible assets, net	519	(39)	—	1	481

Customer loyalty payments	306	72	(44)	1	335
Accumulated amortization	(154)	(37)	44	—	(147)

Customer loyalty payments, net	152	35	—	1	188

Other intangible assets, net	$671	$(4)	$—	$2	$669

The changes in the carrying amount of goodwill and intangible assets for the Company between January 1, 2013 and June 30, 2013 are as follows:

(in $ millions)	January 1, 2013	Additions	Retirements	Foreign Exchange	June 30, 2013
Non-Amortizable Assets:
Goodwill	$986	$—	$—	$—	$986
Trademarks and tradenames	314	—	—	—	314
Other Intangible Assets:
Acquired intangible assets	1,129	—	—	—	1,129
Accumulated amortization	(530)	(40)	—	—	(570)

Acquired intangible assets, net	599	(40)	—	—	559

Customer loyalty payments	274	36	(50)	(3)	257
Accumulated amortization	(156)	(29)	50	—	(135)

Customer loyalty payments, net	118	7	—	(3)	122

Other intangible assets, net	$717	$(33)	$—	$(3)	$681

In May 2014, the Company made an acquisition for $14 million, of which $10 million was paid in cash and $4 million is deferred consideration to be paid upon resolution of certain items. The acquisition resulted in goodwill of $14 million. As of June 30, 2014, the Company is in the process of allocating the purchase consideration to acquired identifiable assets and liabilities.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. Intangible Assets (Continued)

The Company paid cash of $45 million and $36 million for customer loyalty payments during the six months ended June 30, 2014 and 2013, respectively. Further, as of June 30, 2014 and December 31, 2013, the Company had balances payable of $62 million and $35 million, respectively, for customer loyalty payments (see Note 8).

Amortization expense for acquired intangible assets, which consists of customer relationships, was $20 million for both of the three months ended June 30, 2014 and 2013, respectively, and $39 million and $40 million for the six months ended June 30, 2014 and 2013, respectively, and is included as a component of depreciation and amortization on the Company’s consolidated condensed statements of operations.

Amortization expense for customer loyalty payments was $19 million and $15 million for the three months ended June 30, 2014 and 2013, respectively, and $37 million and $29 million for the six months ended June 30, 2014 and 2013, respectively, and is included within cost of revenue or revenue in the Company’s consolidated condensed statements of operations.

7. Other Non-Current Assets

Other non-current assets consisted of:

(in $ millions)	June 30, 2014	December 31, 2013
Deferred financing costs	$33	$40
Supplier prepayments	29	24
Pension assets	13	11
Prepaid incentives	9	22
Derivative assets	4	8
Other	26	15

	$114	$120

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of:

(in $ millions)	June 30, 2014	December 31, 2013
Accrued commissions and incentives	$298	$253
Accrued interest expense	62	73
Accrued payroll and related	62	80
Customer prepayments	35	44
Deferred revenue	29	30
Accrued sponsor monitoring fee	23	26
Income tax payable	16	15
Pension and post-retirement benefit liabilities	1	1
Derivative contracts	—	1
Other	29	17

	$555	$540

Included in accrued commissions and incentives are $62 million and $35 million of accrued customer loyalty payments as of June 30, 2014 and December 31, 2013, respectively.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt

Long-term debt consisted of:

(in $ millions)	Interest rate	Maturity(1)	June 30, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated(2)	L+4 1⁄4%	June 2018	$—	$—
Term loans
Dollar denominated(2)	L+5%	June 2019	1,519	1,525
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan(3)	L+8%	January 2016	647	644
Tranche 2 dollar denominated term loan(4)	8 3⁄8%	December 2016	239	234
Unsecured debt
Senior Notes
Dollar denominated notes(5)	13 7⁄8%	March 2016	370	411
Dollar denominated floating rate notes(6)	L+8 5⁄8%	March 2016	177	188
Senior Subordinated Notes
Dollar denominated notes	11 7⁄8%	September 2016	159	272
Euro denominated notes	10 7⁄8%	September 2016	47	192
Capital leases			98	107

Total debt			3,256	3,573
Less: current portion			46	45

Long-term debt			$3,210	$3,528

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its debt outstanding under the second lien credit agreement or its unsecured debt prior to their maturity dates. (see Note 14—Subsequent Events)
(2)	Minimum LIBOR floor of 1.25%
(3)	Minimum LIBOR floor of 1.5%
(4)	Cash interest of 4% and payment-in-kind interest of 4.375%
(5)	Cash interest of 11.375% and payment-in-kind interest of 2.5%
(6)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

In March 2014, Travelport Worldwide Limited (“Travelport Worldwide”), the Company’s indirect parent company, acquired $43 million of dollar denominated senior subordinated notes and $92 million (€67 million) of euro denominated senior subordinated notes of the Company in exchange for its common shares. Travelport Worldwide contributed these senior subordinated notes to the Company, which the Company subsequently cancelled. The Company recorded this transaction as extinguishment of debt and recognized a loss of $5 million in its consolidated condensed statements of operations for the six months ended June 30, 2014.

In June 2014, Travelport Worldwide acquired an additional $70 million of dollar denominated senior subordinated notes, $52 million (€39 million) of euro denominated senior subordinated notes, $47 million of dollar denominated fixed rate senior notes and $13 million of dollar denominated floating rate senior notes of the

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (Continued)

Company in exchange for its common shares. Travelport Worldwide contributed these senior notes and senior subordinated notes to the Company, which the Company subsequently cancelled. The Company recorded this transaction as extinguishment of debt and recognized a loss of $9 million in its consolidated condensed statements of operations for the six months ended June 30, 2014.

On June 27, 2014, Travelport Worldwide launched an offer to exchange the senior notes and senior subordinated notes issued by the Company’s subsidiaries into its common shares. As of July 25, 2014, approximately $164 million in aggregate principal amount of notes were tendered and accepted in exchange for approximately 102 million common shares of Travelport Worldwide, at a value of $1.64 per common share.

On July 11, 2014, Travelport Worldwide entered into an agreement with certain term loan lenders to exchange approximately 58 million of its common shares, at a value of $1.64 per common share, for approximately $91 million of first lien and second lien term loans under Travelport LLC’s (the Company’s wholly-owned subsidiary) sixth amended and restated credit agreement and second lien credit agreement.

Based on the results of the exchange offers and the term loan exchange through the date of this Quarterly Report on Form 10-Q, Travelport Worldwide exchanged approximately 360.5 million of its common shares for approximately $571 million principal amount of total debt of the Company, and as such debt was canceled by the Company’s subsidiaries after such debt was contributed to the Company.

The Company also repaid $312 million of first lien term loans from the proceeds received from the sale of shares of Orbitz Worldwide (see Note 14—Subsequent Events).

During the six months ended June 30, 2014, the Company (i) repaid $8 million as its quarterly repayment of term loans, (ii) accreted $2 million as interest expense towards the repayment fee on the second lien Tranche 1 loans, (iii) amortized $3 million as discount on term loans, (iv) capitalized $13 million related to payment-in-kind interest into the senior notes and second lien Tranche 2 dollar denominated term loans and (v) repaid $15 million under its capital lease obligations and entered into $6 million of new capital leases for information technology assets.

The Company has a $120 million revolving credit facility with a consortium of banks under its senior secured credit agreement. During the six months ended June 30, 2014, the Company borrowed $50 million under this facility and repaid $50 million. As of June 30, 2014, the Company had no outstanding balance under its revolving credit facility with $120 million of remaining borrowing capacity under this facility.

The Company has a $137 million of cash collateralized letters of credit facility, maturing in June 2018. The terms under the letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2014, $67 million of letters of credit were outstanding under the terms of the facility, against which the Company provided $70 million as cash collateral, and the Company had $70 million of remaining capacity under its letters of credit facility.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. Long-Term Debt (Continued)

Debt Maturities

Aggregate maturities of debt as of June 30, 2014 are as follows (see Note 14—Subsequent Events):

(in $ millions)	Twelve Months Ending June 30,(2)
2015	$46
2016	1,235
2017	481
2018	26
2019(1)	1,459
Thereafter	9

$3,256

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the second lien credit agreement or its unsecured debt prior to their maturity dates. (see Note 14—Subsequent Events)
(2)	The above table excludes (i) $56 million of payment-in-kind interest and $7 million of repayment fees for the term loans under the second lien credit agreement and senior notes, of which $5 million of payment-in-kind interest has been accrued within other non-current liabilities as of June 30, 2014 and (ii) $23 million of debt discount on term loans under the senior secured credit agreement and second lien credit agreement.

10. Financial Instruments

The Company uses derivative financial instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. The Company does not use derivatives for trading or speculative purposes. During the six months ended June 30, 2014, there was no material change in the Company’s interest rate and foreign currency risk management policies or in its fair value methodology except as set out below.

In June 2014, the Company ceased hedge accounting for its interest rate cap derivative instruments. With the exchange of common shares of Travelport Worldwide for the Company’s term loans in July 2014, which the Company subsequently canceled and reduced the principal amount of debt being hedged to under 100% of its notional amount and the Company’s announcement of the proposed refinancing of its capital structure in August 2014 (see Note 14—Subsequent Events), the Company determined that the hedge effectiveness could no longer be achieved. Further, the underlying future interest cash outflows hedged were considered as not probable of occurring, resulting in the Company realizing losses of $8 million accumulated within other comprehensive income (loss) and recognizing it within its consolidated condensed statements of operations.

As of June 30, 2014, the Company had a net asset position of $5 million related to derivative financial instruments associated with its floating rate debt, its foreign currency denominated receivables and payables, and forecasted earnings of its foreign subsidiaries.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. Financial Instruments (Continued)

Presented below is a summary of the fair value of the Company’s derivative contracts recorded on the consolidated condensed balance sheets at fair value.

	Balance Sheet Location	Fair Value Asset		Balance Sheet Location	Fair Value (Liability)
(in $ millions)		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate caps	Other non-current assets	$—	$8	Other non-current liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	3	Accrued expenses and other current liabilities	—	(1)
Interest rate caps	Other non-current assets	4	—	Accrued expenses and other current liabilities	—	—

Total fair value of derivative assets (liabilities)		$5	$11		$—	$(1)

As of June 30, 2014, the notional amounts of the above derivative contracts were as follows:

(in $ millions)	Amount
Interest rate caps	$2,330
Foreign currency forwards	$103

The interest rate cap derivative contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year.

The following table provides a reconciliation of the movement in the net carrying amount of derivative financial instruments, during the six months ended June 30, 2014.

(in $ millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net derivative asset as of January 1	$10	$11
Total gain (loss) for the period included in net loss	2	(14)
Total loss for period accounted through other comprehensive income (loss)	(4)	—
Proceeds from settlement of foreign exchange derivative contracts	(3)	(2)
Settlement of interest rate derivative contracts	—	3
Termination of foreign exchange derivative contracts (settlement pending)	—	(2)

Net derivative asset (liability) as of June 30	$5	$(4)

During the six months ended June 30, 2014, the Company received $3 million in relation to certain foreign exchange derivative contracts which were terminated in 2013 and included in other current assets as of December 31, 2013. During the six months ended June 30, 2013, the Company paid $7 million in relation to certain foreign exchange derivative contracts which were terminated in 2012 and included within accrued expenses and other current liabilities as of December 31, 2012.

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

(unaudited)

10. Financial Instruments (Continued)

has categorized derivative fair valuations at Level 2 of the fair value hierarchy. A 10% change in the significant unobservable inputs will not have a material impact on the fair value of the derivative financial instruments as of June 30, 2014.

The table below presents the impact of changes in fair values of derivatives on accumulated other comprehensive income (loss) and on net income (loss) during the three and six months ended June 30, 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)				Location of Gain (Loss) Recorded in Income (Loss)	Amount of Gain (Loss) Recorded Net Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2014	2013	2014	2013		2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate caps	$5	$—	$4	$—	Interest expense, net	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	N/A	N/A	N/A	Interest expense, net	(8)	(2)	(8)	(3)
Foreign currency contracts	N/A	N/A	N/A	N/A	Selling, general and administrative	—	3	2	(11)

						$(8)	$1	$(6)	$(14)

The table above includes unrealized gain on foreign currency derivative contracts of $1 million and $2 million for the three and six months ended June 30, 2014, respectively.

Fair Value Disclosures for All Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying value of cash held as collateral approximates to its fair value.

The fair values of the Company’s other financial instruments are as follows:

	Fair Value Hierarchy	June 30, 2014		December 31, 2013
(in $ millions)		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (liability)
Investment in Orbitz Worldwide	Level 1	$10	$354	$19	$349
Derivative assets	Level 2	5	5	11	11
Derivative liabilities	Level 2	—	—	(1)	(1)
Total debt	Level 2	(3,256)	(3,363)	(3,573)	(3,693)

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

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. Commitments and Contingencies

Purchase Commitments

In the ordinary course of business, the Company makes various commitments to purchase goods and services from specific suppliers, including those related to capital expenditures. As of June 30, 2014, the Company had approximately $108 million of outstanding purchase commitments, primarily relating to service contracts for information technology, of which $48 million relates to the twelve months ending June 30, 2015. These purchase obligations extend through 2017.

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

12. Equity

Contribution from a Parent Company

During the six months ended June 30, 2014, Travelport Worldwide acquired $257 million of senior subordinated notes and $60 million of senior notes of the Company from the holders of the notes, and such notes were contributed to the Company by Travelport Holdings Limited, its direct parent. The Company subsequently cancelled these notes, and the debt was considered as extinguished. The Company recorded the notes received from Travelport Holdings Limited at their fair value of $323 million as a contribution from its parent company.

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. Equity (Continued)

Purchase of Non-Controlling Interest in a Subsidiary

In June 2014, the Company acquired an additional 16% of equity from the non-controlling shareholders of its majority-owned subsidiary, eNett International (Jersey) Limited (“eNett”), for a total consideration of $65 million thereby increasing its ownership in eNett from 57% to 73%. The excess of consideration paid by the Company of $65 million over the carrying value of non-controlling interest acquired is recorded within additional paid in capital on the consolidated condensed balance sheets.

13. Equity-Based Compensation

Travelport Worldwide has two equity-based long-term incentive programs, the 2011 Equity Plan and 2013 Equity Plan under which restricted share units (“RSUs”) and stock options of Travelport Worldwide have been granted to the key employees of the Company. On January 1, 2014, all of the outstanding RSUs granted under the 2011 Equity Plan vested.

In May 2014, the Company communicated performance targets for the performance-based RSUs and stock options under the 2013 Equity Plan. Also in May 2014, the Company made a grant of time-based RSUs to certain employees. Consequently, 23.3 million of RSUs and 2 million of stock options were considered as granted for accounting purposes. The RSUs and stock options vest in April 2015 and April 2016, respectively, if the performance conditions are met and the participants remain in employment until then. Under the terms of the grant of the RSUs, vesting of a substantial portion of the time-based RSUs accelerates upon the completion of the proposed initial public offering by Travelport Worldwide or its wholly-owned subsidiary.

The activity of the Company’s RSUs and stock options for the six months ended June 30, 2014 is presented below:

	Shares		Restricted Share Units		Stock Options
(in millions, except per share, RSU or stock option fair value)	Number of Shares	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
Balance as of January 1, 2014	6.4	$0.74	41.8	$0.39	2.0	$0.12
Granted at fair market value	—	—	23.9	$1.56	2.0	$1.09
Vesting of restricted share units	8.5	$0.44	(8.5)	$0.44	—	—
Forfeited/cancelled	—	—	(3.6)	$0.40	—	—
Net share settlement(1)	(3.7)	$0.45	—	—	—	—

Balance as of June 30, 2014	11.2	$0.61	53.6	$0.90	4.0	$0.61

(1)	The Company completed net share settlements for 3.7 million shares in Travelport Worldwide in connection with employee taxable income created upon issuance of shares. The Company agreed to pay these taxes on behalf of the employees in return for the employees returning an equivalent value of shares.

The fair values of employee options granted in June 2014 have been estimated as of the date of grant using the following weighted-average assumptions:

Expected term from grant date (in years)	3
Risk free interest rate	0.80%
Expected volatility	60%
Dividend yield	0%

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. Equity-Based Compensation (Continued)

The weighted-average exercise price of options granted in June 2014 was $0.75 per option, with the remaining weighted average expected term as of June 30, 2014 of 3 years. None of the stock options have vested or have become exercisable as of June 30, 2014.

Compensation expense for the six months ended June 30, 2014 and 2013 resulted in a credit to equity on the Company’s consolidated condensed balance sheets of $9 million and $2 million, respectively, which was offset by a decrease of approximately $5 million and $0, respectively, due to net share settlements as the cash payment of the taxes was effectively a repurchase of previously granted equity awards. The Company expects the future equity-based compensation expense in relation to awards recognized for accounting purposes as being granted as of June 30, 2014 will be approximately $44 million based on the fair value of the RSUs and the stock options on the grant date.

14. Subsequent Events

Debt Refinancing

On August 1, 2014, the Company announced the launch of a debt refinancing transaction seeking commitments from lenders (i) under a new senior secured credit agreement for an aggregate principal amount of $2,400 million, and the Company currently expects the new senior secured credit facility to be comprised of (a) a single tranche of term loans of $2,300 million maturing in 2021 and (b) a revolving credit facility of $100 million (which may be increased) maturing in 2019 and (ii) under a senior unsecured bridge loan facility in an aggregate principal amount of $500 million. The Company intends to use the net proceeds from this refinancing to repay certain existing indebtedness, including first and second lien term loans under the Company’s sixth amended and restated credit agreement and senior secured credit agreement, senior notes and senior subordinated notes.

Debt for Equity Exchanges

See Note 9—Long-Term Debt for a discussion of debt for equity exchanges.

Sale of shares of Orbitz Worldwide

On July 22, 2014, pursuant to an underwritten agreement, the Company sold 34 million shares of common stock of Orbitz Worldwide, along with an additional 5 million shares of common stock pursuant to the underwriter’s option to purchase additional shares. The price paid to the Company for the shares was $8.00 per firm share and $8.04 per optional share, with aggregate net proceeds of approximately $312 million. After giving effect to this sale, the Company owns less than 1% of the outstanding shares of Orbitz Worldwide and will discontinue equity method of accounting. The proceeds from the sale of Orbitz Worldwide shares were used to repay $312.2 million principal amount of term loans under the Company’s senior secured credit agreement.

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

The following consolidating condensed financial statements presents the Company’s consolidating condensed statements of operations for the three and six months ended June 30, 2014 and 2013, the consolidating condensed statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, consolidating condensed balance sheets as of June 30, 2014 and December 31, 2013, and the consolidating

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

condensed statements of cash flows for the six months ended June 30, 2014 and 2013 for: (a) Travelport Limited (the “Parent Guarantor”); (b) Waltonville Limited and TDS Investor (Luxembourg) S.à.r.l. (together, the “Intermediate Parent Guarantor”); (c) Travelport LLC (the “Issuer”); (d) the guarantor subsidiaries; (e) the non-guarantor subsidiaries; (f) elimination and adjusting entries necessary to combine the Parent, Intermediate Parent Guarantor and Issuer with the guarantor and non-guarantor subsidiaries; and (g) the Company on a consolidated basis.

In addition, the Company’s secured debt is unconditionally guaranteed by certain existing non-domestic wholly-owned subsidiaries, the net revenue, assets and operating income of which are included in the non-guarantor subsidiaries.

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$215	$336	$—	$551

Costs and expenses
Cost of revenue	—	—	—	138	199	—	337
Selling, general and administrative	12	(1)	—	82	4	—	97
Depreciation and amortization	—	—	—	40	17	—	57

Total costs and expenses	12	(1)	—	260	220	—	491

Operating (loss) income	(12)	1	—	(45)	116	—	60
Interest expense, net	—	—	(85)	(2)	—	—	(87)
Loss on early extinguishment of debt	—	—	(9)	—	—	—	(9)
Gain on sale of shares of Orbitz Worldwide	—	52	—	—	—	—	52
Equity in earnings (losses) of subsidiaries	16	(144)	(50)	—	—	178	—

Income (loss) before income taxes and share of earnings in equity method investments	4	(91)	(144)	(47)	116	178	16
Provision for income taxes	—	—	—	(3)	(9)	—	(12)
Share of earnings in equity method investments	—	1	—	—	—	—	1

Net income (loss)	4	(90)	(144)	(50)	107	178	5
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Net income (loss) attributable to the Company	$4	$(90)	$(144)	$(50)	$106	$178	$4

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net income (loss)	$4	$(90)	$(144)	$(50)	$107	$178	$5

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	1	—	1
Realization of losses on cash flow hedges, net of tax	—	—	5	—	—	—	5
Unrealized loss on equity investment, net of tax	—	(3)	—	—	—	—	(3)
Equity in other comprehensive income of subsidiaries	3	5	—	—	—	(8)	—

Other comprehensive income (loss), net of tax	3	2	5	—	1	(8)	3

Comprehensive income (loss)	7	(88)	(139)	(50)	108	170	8
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(1)	—	(1)

Comprehensive income (loss) attributable to the Company	$7	$(88)	$(139)	$(50)	$107	$170	$7

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMTED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$205	$332	$—	$537

Costs and expenses
Cost of revenue	—	—	—	115	211	—	326
Selling, general and administrative	8	—	12	33	53	—	106
Depreciation and amortization	—	—	—	35	14	—	49

Total costs and expenses	8	—	12	183	278	—	481

Operating (loss) income	(8)	—	(12)	22	54	—	56
Interest expense, net	—	—	(101)	(3)	—	—	(104)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(97)	(143)	18	—	—	222	—

(Loss) income before income taxes and share of earnings (losses) in equity method investments	(105)	(143)	(144)	19	54	222	(97)
Provision for income taxes	—	—	1	(1)	(6)	—	(6)
Share of earnings (losses) in equity method investments	—	—	—	—	—	—	—

Net (loss) income	(105)	(143)	(143)	18	48	222	(103)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	$(105)	$(143)	$(143)	$18	$46	$222	$(105)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	$(105)	$(143)	$(143)	$18	$48	$222	$(103)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(5)	—	(5)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	6	—	—	—	—	6
Equity in other comprehensive loss of subsidiaries	—	(1)	(1)	—	—	2	—

Other comprehensive income (loss), net of tax	—	5	(1)	(1)	(5)	2	—

Comprehensive (loss) income	(105)	(138)	(144)	17	43	224	(103)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	$(105)	$(138)	$(144)	$17	$41	$224	$(105)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$425	$698	$—	$1,123

Costs and expenses
Cost of revenue	—	—	—	274	416	—	690
Selling, general and administrative	15	(3)	(1)	85	89	—	185
Depreciation and amortization	—	—	—	94	19	—	113

Total costs and expenses	15	(3)	(1)	453	524	—	988

Operating (loss) income	(15)	3	1	(28)	174	—	135
Interest expense, net	—	—	(166)	(4)	—	—	(170)
Loss on early extinguishment of debt	—	—	(14)	—	—	—	(14)
Gain on sale of shares of Orbitz Worldwide	—	52	—	—	—	—	52
Equity in earnings (losses) of subsidiaries	(10)	(217)	(38)	—	—	265	—

(Loss) income before income taxes and share of losses in equity method investments	(25)	(162)	(217)	(32)	174	265	3
Provision for income taxes	—	—	—	(6)	(16)	—	(22)
Share of losses in equity method investments	—	(3)	—	—	—	—	(3)

Net (loss) income	(25)	(165)	(217)	(38)	158	265	(22)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(3)	—	(3)

Net (loss) income attributable to the Company	$(25)	$(165)	$(217)	$(38)	$155	$265	$(25)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	$(25)	$(165)	$(217)	$(38)	$158	$265	$(22)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	2	—	2
Realization of losses on cash flow hedges, net of tax	—	—	4	—	—	—	4
Unrealized loss on equity investment, net of tax	—	(4)	—	—	—	—	(4)
Equity in other comprehensive income of subsidiaries	2	4	—	—	—	(6)	—

Other comprehensive income (loss), net of tax	2	—	4	—	2	(6)	2

Comprehensive (loss) income	(23)	(165)	(213)	(38)	160	259	(20)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(3)	—	(3)

Comprehensive (loss) income attributable to the Company	$(23)	$(165)	$(213)	$(38)	$157	$259	$(23)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net revenue	$—	$—	$—	$417	$668	$—	$1,085

Costs and expenses
Cost of revenue	—	—	—	253	406	—	659
Selling, general and administrative	16	—	8	55	121	—	200
Depreciation and amortization	—	—	—	74	27	—	101

Total costs and expenses	16	—	8	382	554	—	960

Operating (loss) income	(16)	—	(8)	35	114	—	125
Interest expense, net	—	—	(169)	(5)	—	—	(174)
Loss on early extinguishment of debt	—	—	(49)	—	—	—	(49)
Equity in (losses) earnings of subsidiaries	(99)	(198)	28	—	—	269	—

(Loss) income before income taxes and share of earnings in equity method investments	(115)	(198)	(198)	30	114	269	(98)
Provision for income taxes	—	—	—	(2)	(15)	—	(17)
Share of earnings in equity method investments	—	2	—	—	—	—	2

Net (loss) income	(115)	(196)	(198)	28	99	269	(113)
Net income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Net (loss) income attributable to the Company	$(115)	$(196)	$(198)	$28	$97	$269	$(115)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Net (loss) income	$(115)	$(196)	$(198)	$28	$99	$269	$(113)

Other comprehensive income (loss), net of tax
Currency translation adjustment, net of tax	—	—	—	—	(8)	—	(8)
Unrealized actuarial loss on defined benefit plans, net of tax	—	—	—	(1)	—	—	(1)
Unrealized gain on equity investment, net of tax	—	11	—	—	—	—	11
Equity in other comprehensive income (loss) of subsidiaries	2	(1)	(1)	—	—	—	—

Other comprehensive income (loss), net of tax	2	10	(1)	(1)	(8)	—	2

Comprehensive (loss) income	(113)	(186)	(199)	27	91	269	(111)
Comprehensive income attributable to non-controlling interest in subsidiaries	—	—	—	—	(2)	—	(2)

Comprehensive (loss) income attributable to the Company	$(113)	$(186)	$(199)	$27	$89	$269	$(113)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$29	$5	$59	$—	$93
Accounts receivable, net	—	—	—	4	211	—	215
Deferred income taxes	—	—	—	—	1	—	1
Other current assets	2	—	3	20	87	—	112

Total current assets	2	—	32	29	358	—	421
Investment in subsidiary/intercompany	(1,081)	(1,266)	1,851	—	—	496	—
Property and equipment, net	—	—	—	390	23	—	413
Goodwill	—	—	—	960	40	—	1,000
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	554	115	—	669
Cash held as collateral	—	—	70	—	—	—	70
Investment in Orbitz Worldwide	—	10	—	—	—	—	10
Deferred income tax	—	—	—	—	5	—	5
Other non-current assets	—	—	35	27	52	—	114

Total assets	$(1,079)	$(1,256)	$1,988	$2,273	$594	$496	$3,016

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$37	$21	—	$58
Accrued expenses and other current liabilities	9	—	91	136	319	—	555
Deferred income taxes	—	—	—	24	—	—	24
Current portion of long-term debt	—	—	16	30	—	—	46

Total current liabilities	9	—	107	227	340	—	683
Long-term debt	—	—	3,142	68	—	—	3,210
Deferred income taxes	—	—	—	19	5	—	24
Other non-current liabilities	—	—	5	108	55	—	168

Total liabilities	9	—	3,254	422	400		4,085

Total shareholders’ equity (deficit) / intercompany	(1,088)	(1,256)	(1,266)	1,851	175	496	(1,088)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	19	—	19

Total equity (deficit)/intercompany	(1,088)	(1,256)	(1,266)	1,851	194	496	(1,069)

Total liabilities and equity	$(1,079)	$(1,256)	$1,988	$2,273	$594	$496	$3,016

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED BALANCE SHEETS

As of December 31, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$25	$51	$78	$—	$154
Accounts receivable, net	—	—	—	51	126	—	177
Deferred income taxes	—	—	—	—	1	—	1
Other current assets	—	—	7	26	101	—	134

Total current assets	—	—	32	128	306	—	466
Investment in subsidiary/intercompany	(1,315)	(1,426)	1,991	—	—	750	—
Property and equipment, net	—	—	—	405	23	—	428
Goodwill	—	—	—	960	26	—	986
Trademarks and tradenames	—	—	—	313	1	—	314
Other intangible assets, net	—	—	—	577	94	—	671
Cash held as collateral	—	—	79	—	—	—	79
Investment in Orbitz Worldwide	—	19	—	—	—	—	19
Deferred income tax	—	—	—	—	5	—	5
Other non-current assets	—	—	48	35	37	—	120

Total assets	$(1,315)	$(1,407)	$2,150	$2,418	$492	$750	$3,088

Liabilities and equity
Current liabilities:
Accounts payable	$—	$—	$—	$45	$27	$—	$72
Accrued expenses and other current liabilities	15	1	104	124	296	—	540
Deferred income taxes	—	—	—	24	—	—	24
Current portion of long-term debt	—	—	16	29	—	—	45

Total current liabilities	15	1	120	222	323	—	681
Long-term debt	—	—	3,450	78	—	—	3,528
Deferred income taxes	—	—	—	14	4	—	18
Other non-current liabilities	—	—	6	113	53	—	172

Total liabilities	15	1	3,576	427	380	—	4,399

Total shareholders’ equity (deficit) / intercompany	(1,330)	(1,408)	(1,426)	1,991	93	750	(1,330)
Equity attributable to non-controlling interest in subsidiaries	—	—	—	—	19	—	19

Total equity (deficit)/ intercompany	(1,330)	(1,408)	(1,426)	1,991	112	750	(1,311)

Total liabilities and equity	$(1,315)	$(1,407)	$2,150	$2,418	$492	$750	$3,088

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	$(25)	$(165)	$(217)	$(38)	$158	$265	$(22)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	94	19	—	113
Amortization of customer loyalty payments	—	—	—	11	26	—	37
Gain on sale of shares of Orbitz Worldwide	—	(52)	—	—	—	—	(52)
Amortization of debt finance costs	—	—	6	—	—	—	6
Accrual of repayment fee and amortization of debt discount	—	—	5	—	—	—	5
Loss on early extinguishment of debt	—	—	14	—	—	—	14
Payment-in-kind interest	—	—	12	—	—	—	12
Share of losses in equity method investments	—	3	—	—	—	—	3
Equity-based compensation	9	—	—	—	—	—	9
Deferred income taxes	—	—	—	5	—	—	5
Pension liability contribution	—	—	—	(3)	—	—	(3)
Customer loyalty payments	—	—	—	(22)	(23)	—	(45)
Changes in assets and liabilities:
Accounts receivable	—	—	—	9	(47)	—	(38)
Other current assets	(2)	—	4	6	1	—	9
Accounts payable, accrued expenses and other current liabilities	6	1	12	(4)	(37)	—	(22)
Other	—	—	7	13	(9)	—	11

Net cash (used in) provided by operating activities	(12)	(213)	(157)	71	88	265	42

Investing activities
Property and equipment additions	—	—	—	(52)	(2)	—	(54)
Proceeds from sale of shares of Orbitz Worldwide	—	54	—	—	—	—	54
Purchase of non-controlling interest in a subsidiary	—	—	—	—	(65)	—	(65)
Business acquired	—	—	—	—	(10)	—	(10)
Purchase of equity method investment	—	—	—	—	(10)	—	(10)
Net intercompany funding	12	159	164	(50)	(20)	(265)	—

Net cash provided by (used in) investing activities	12	213	164	(102)	(107)	(265)	(85)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from revolver borrowings	—	—	50	—	—	—	50
Repayment of revolver borrowings	—	—	(50)	—	—	—	(50)
Repayment of capital lease obligations	—	—	—	(15)	—	—	(15)
Release of cash provided as collateral	—	—	9	—	—	—	9
Repayment of term loans	—	—	(8)	—	—	—	(8)
Payment related to early extinguishment of debt	—	—	(3)	—	—	—	(3)
Other	—	—	(1)	—	—	—	(1)

Net cash used in financing activities	—	—	(3)	(15)	—	—	(18)

Net increase (decrease) in cash and cash equivalents	—	—	4	(46)	(19)	—	(61)
Cash and cash equivalents at beginning of period	—	—	25	51	78	—	154

Cash and cash equivalents at end of period	—	—	$29	$5	$59	—	$93

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Operating activities
Net (loss) income	$(115)	$(196)	$(198)	$28	$99	$269	$(113)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	74	27	—	101
Amortization of customer loyalty payments	—	—	—	8	21	—	29
Amortization of debt finance costs and debt discount	—	—	19	—	—	—	19
Accrual of repayment fee and amortization of debt discount	—	—	1	—	—	—	1
Loss on early extinguishment of debt	—	—	49	—	—	—	49
Payment-in-kind interest	—	—	9	—	—	—	9
Share of earnings in equity method investments	—	(2)	—	—	—	—	(2)
Equity-based compensation	2	—	—	—	—	—	2
Equity in losses (earnings) of subsidiaries	99	198	(28)	—	—	(269)	—
Customer loyalty payments	—	—	—	(8)	(28)	—	(36)
Changes in assets and liabilities:
Accounts receivable	—	—	—	(25)	(40)	—	(65)
Other current assets	—	—	—	7	(11)	—	(4)
Accounts payable, accrued expenses and other current liabilities	—	—	19	28	(56)	—	(9)
Other	—	—	21	21	(11)	—	31

Net cash (used in) provided by operating activities	(14)	—	(108)	133	1	—	12

Investing activities
Property and equipment additions	—	—	—	(44)	(2)	—	(46)
Other	—	—	—	(6)	—	—	(6)
Net intercompany funding	20	—	35	(75)	20	—	—

Net cash provided by (used in) investing activities	20	—	35	(125)	18	—	(52)

TRAVELPORT LIMITED

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

15. Guarantor and Non-Guarantor Consolidating Condensed Financial Statements (Continued)

TRAVELPORT LIMITED

CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in $ millions)	Parent Guarantor	Intermediate Parent Guarantor	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Travelport Consolidated
Financing activities
Proceeds from revolver borrowings	—	—	53	—	—	—	53
Repayment of revolver borrowings	—	—	(73)	—	—	—	(73)
Repayment of capital lease obligations	—	—	—	(8)	—	—	(8)
Release of cash provided as collateral	—	—	137	—	—	—	137
Repayment of term loans	—	—	(1,659)	—	—	—	(1,659)
Proceeds from new term loans	—	—	2,169	—	—	—	2,169
Repurchase of Senior Notes	—	—	(413)	—	—	—	(413)
Cash provided as collateral	—	—	(93)	—	—	—	(93)
Debt finance costs	—	—	(55)	—	—	—	(55)
Distribution to a parent company	(6)	—	—	—	—	—	(6)
Other	—	—	(4)	—	—	—	(4)

Net cash provided by (used in) financing activities	(6)	—	62	(8)	—	—	48

Effect of changes in exchange rates on cash and cash equivalents	—	—	—	(1)	—	—	(1)
Net (decrease) increase in cash and cash equivalents	—	—	(11)	(1)	19	—	7
Cash and cash equivalents at beginning of period	—	—	51	3	56	—	110

Cash and cash equivalents at end of period	—	—	$40	$2	$75	—	$117

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2014 should be read in conjunction with our consolidated condensed financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis includes forward-looking statements that reflect the current view of management and involve risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements as a result of factors discussed below and elsewhere in this Quarterly Report, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

Overview

We are a leading travel commerce platform providing distribution, technology, payment and other solutions for the $7 trillion global travel and tourism industry. We facilitate travel commerce by connecting the world’s leading travel providers, such as airlines and hotel chains, with online and offline travel agencies and other travel buyers in our proprietary business-to-business (“B2B”) travel commerce platform. We processed over $85 billion of travel spending in 2013. Since 2012, we have strategically invested with a focus on redefining our Travel Commerce Platform to address the trends, inefficiencies and unmet needs of all components of the travel value chain.

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

Travel Commerce Platform

Our Travel Commerce Platform combines state-of-the-art technology with features, functionality and innovative solutions to address the high-volume and growing transaction processing requirements for the evolving needs of the travel industry.

Air

We provide comprehensive real-time search, pricing, booking, change, payment and integrated itinerary creation for travelers who use the services of online and offline travel agencies for both leisure and business travel. We provide such services to approximately 400 airlines globally, including approximately 85 Low Cost Carriers (“LCCs”). Our access to business travelers, merchandising capabilities and ability to process complex itineraries has recently attracted several fast-growing LCCs such as Air Asia, Ryanair and Spirit Airlines into our Travel Commerce Platform.

Beyond Air

We have expanded our Travel Commerce Platform with a fast growing portfolio of Beyond Air initiatives. Our Beyond Air portfolio includes hospitality, payment solutions, advertising and other platform services.

For the hospitality sector of the travel industry, we provide innovative distribution and merchandising solutions for hotel, car rental, rail, cruise-line and tour operators. Based on our estimates we offer the largest inventory of hotel properties on any travel platform in the world via our innovative distribution and merchandising solutions for both chain and independent hotels.

We are an early adopter in automated B2B payments, which we believe are redefining payments between travel agencies to travel providers. eNett’s core offering is a Virtual Account Number (“VAN”) payment solution that automatically generates unique MasterCard numbers used to process payments globally. eNett’s operations currently focus on Asia Pacific and Europe, and we believe the model is highly scalable. We have expanded beyond the core hospitality sector into air travel, including LCCs, with further opportunities for growth in other sectors of the travel industry. eNett was formed in 2009, and in 2013, eNett settled over 10 million VANs.

In addition to distribution and payments, we utilize the broad connections and extensive data managed by our Travel Commerce Platform to provide advertising solutions that allow our travel providers to easily and cost-effectively promote upgrades, ancillary products or services, package deals and other offers. We also offer other platform services, including subscription services, processing services, business intelligence data services, and marketing-oriented analytical tools to travel agencies, travel providers and other travel data users.

Technology Services

We provide critical hosting solutions to airlines, such as pricing, shopping, ticketing, ground handling and other services, enabling them to focus on their core business competencies and reduce costs. We also host and manage reservations, inventory management and other related critical systems for Delta Air Lines Inc. (“Delta”), and in May 2014, we signed a new long-term agreement to continue to run the system infrastructure for the Delta platform in our Atlanta data center. In addition, we own 51% of IGT Solutions Private Ltd, an application development services provider based in New Delhi, India that is used for both internal and external software development.

Management Performance Metrics

Our management team monitors the performance of our operations against our strategic objectives. We assess our performance using both financial and non-financial measures. As a Travel Commerce Platform, we measure performance primarily on the basis of increases in both Reported Segments and Travel Commerce Platform revenue per Reported Segment (“RevPas”). Travel Commerce Platform RevPas is computed by dividing Travel Commerce Platform revenue by the total number of Reported Segments. Travel Commerce Platform revenue is generated from a wide portfolio of products and services, including traditional air bookings, ancillaries, hospitality, payment solutions, advertising and other platform services. Reported Segments means travel provider revenue generating units (net of cancellations) sold by our travel agency network, geographically presented by region based upon the point of sale location. We also use Adjusted Net Income (Loss) and Adjusted EBITDA as performance metric.

The table below sets out our performance metrics:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in $ millions, except segment data and RevPas)	2014	2013		%	2014	2013		%
Adjusted Net Loss(1)	$(9)	$(15)	$6	34	$(6)	$(1)	$(5)	*
Adjusted EBITDA(1)	146	139	7	5	297	280	17	6
Travel Commerce Platform RevPas	5.75	5.66	0.09	2	5.68	5.56	0.12	2
Reported Segments	90	89	1	1	187	184	3	1

*	Not meaningful
(1)	Adjusted Net Income (Loss) is defined as net income (loss) from continuing operations excluding amortization of acquired intangible assets, gain (loss) on early extinguishment of debt, share of earnings (losses) in equity method investments, and items that are excluded under our debt covenants, such as gain on sale of shares of Orbitz Worldwide, non-cash equity-based compensation, certain corporate and restructuring costs, certain litigation and related costs, and other non-cash items such as foreign currency gains (losses) on euro denominated debt, and earnings hedges along with any income tax related to these exclusions.
(2)	Adjusted EBITDA is defined as Adjusted Net Income (Loss) excluding depreciation and amortization of property and equipment, amortization of customer loyalty payments, interest, and income taxes.

We have included Adjusted Net Income (Loss) and Adjusted EBITDA as they are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income (loss), as determined under US GAAP. In addition, Adjusted Net Income (Loss) and Adjusted EBITDA may not be comparable to similarly named measures used by other companies. The presentation of Adjusted Net Income (Loss) and Adjusted EBITDA have limitations as analytical tools, and these measures should not be considered in isolation or as a substitute for analysis of Travelport’s results as reported under US GAAP.

We have included Adjusted Net Income (Loss) and Adjusted EBITDA as they are primary metrics used by management to evaluate and understand the underlying operations and business trends, forecast future results and determine future capital investment allocations. Further, Adjusted EBITDA is a key element used to calculate our covenant ratios under our credit agreements and is used by the Board of Directors to determine incentive compensation for future periods.

We believe Adjusted Net Income and Adjusted EBITDA are useful measures as they allow management to monitor our ongoing core operations. The core operations represent the primary operations of the business. Since our formation, actual results have been significantly affected by events that are unrelated to our ongoing operations due to the number of changes to our business during that time.

As a travel commerce platform provider, we measure our growth primarily on the basis of increase in RevPas combined with measuring total air and non-air segment growth processed through our platform. As a result of realignment of revenue streams in the first quarter of 2014, certain revenue forming part of “Transaction processing revenue” is now a part of Technology Services and certain revenue forming part of “Airline IT Solutions” is now part of Travel Commerce Platform. As a result, our RevPas reported for earlier period has been recomputed to align with current period methodology.

The following table provides a reconciliation of net income (loss) to Adjusted Net Loss and to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2014	2013	2014	2013
Net income (loss)	$5	$ (103)	$ (22)	$ (113)
Adjustments:
Amortization of intangible assets(1)	20	20	39	40
Loss on early extinguishment of debt	9	49	14	49
Share of (earnings) losses in equity method investments	(1)	—	3	(2)
Gain on sale of shares of Orbitz Worldwide	(52)	—	(52)	—
Equity-based compensation	8	2	9	2
Corporate and restructuring costs(2)	3	3	6	4
Litigation and related costs(3)	—	2	—	12
Other—non cash(4)	(1)	12	(3)	7

Adjusted Net Loss	(9)	(15)	(6)	(1)
Adjustments:
Depreciation and amortization of property and equipment	37	29	74	61
Amortization of customer loyalty payments	19	15	37	29
Interest expense, net	87	104	170	174
Provision for income taxes	12	6	22	17

Adjusted EBITDA	$146	$139	$297	$280

(1)	Relates primarily to intangible assets acquired in the sale of Travelport to Blackstone in 2006 and from the acquisition of Worldspan in 2007.
(2)	Relates to costs associated with corporate development transactions and costs incurred to enhance our organization’s efficiency.

(3)	Litigation and related costs relate to the American Airlines and bondholders litigation costs, each of which were settled in 2013.
(4)	Other—non cash primarily includes unrealized losses (gains) on foreign currency exchange derivatives and revaluation losses (gains) of our euro denominated debt of $0 and $11 million for the three months ended June 30, 2014 and 2013, respectively, and $(1) million and $6 million for the six months ended June 30, 2014 and 2013, respectively.

Factors Affecting Results of Operations

Geographic Mix: Our geographically dispersed footprint helps insulate us from particular country or regional instability, allows for optimal information technology efficiency and enhances our value proposition to travel providers. We are well positioned to capture higher value business from travel providers operating in away markets, which results in higher per transaction revenue for both us and the travel providers we serve. The table below sets forth revenue by region for our Travel Commerce Platform for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $ millions)	2014	2013	2014	2013
Asia Pacific	$100	$96	$201	$190
Europe	155	150	333	314
Latin America and Canada	22	22	45	44
Middle East and Africa	75	74	147	144

International	352	342	726	692
United States	166	165	334	332

Travel Commerce Platform	$518	$507	$1,060	$1,024

We expect some of the regions in which we currently operate, such as Asia Pacific, Latin America and the Middle East, to experience growth in travel that is greater than the global average due to factors such as economic growth and a growing middle class, while more mature regions, such as the United States, remain stable. As these emerging travel regions may grow at a higher rate than mature regions, the geographic distribution of our revenue may similarly shift.

Customer Mix: We believe our customer mix is broadly diversified, supporting our stable and recurring business model with high revenue visibility. We provide air distribution services to approximately 400 airlines globally, including approximately 85 LCCs. In addition, we serve numerous Beyond Air travel providers, including approximately 35,000 car rental locations and 55 cruise-line and tour operators. We aggregate travel content across approximately 67,000 travel agency locations representing 234,000 online and offline travel agency terminals worldwide, which in turn serves millions of end customers globally. Although none of our travel buyers or travel providers accounted for more than 10% of our revenue for the six months ended June 30, 2014, a change in the mix of our customers and services used by them on our Travel Commerce Platform can cause our revenue to change.

Renegotiated Legacy Contracts: Orbitz Worldwide is currently our largest travel agency on our Travel Commerce Platform and accounted for 7% of our net revenue for the six months ended June 30, 2014. In February 2014, we entered into a new long-term agreement under which Orbitz Worldwide will use our services in the United States and other countries. Under the new agreement, which replaced our existing agreement with Orbitz Worldwide, we will pay incremental benefits in 2014 and further increased fees in later years for each air, car and hotel segment. In addition, Orbitz Worldwide will receive wider flexibility to use traditional GDS providers for services beginning in 2015. In exchange for the enhanced payments, Orbitz Worldwide agreed to generate a minimum specified book of business through our Travel Commerce Platform and pay a shortfall payment if the minimum volume is not met. Due to the increase in payments payable to Orbitz Worldwide under the new agreement, we expect a negative impact on our 2014 cash flow and no impact to our 2014 Adjusted EBITDA. From 2015 onwards, the combination of increased payments and greater flexibility for Orbitz Worldwide will have a greater impact on both our earnings and cash flow.

In May 2014, we restructured and extended our Technology Services relationship with Delta. Delta will acquire the data and intellectual property rights central to its passenger service and flight operations systems. We will continue to run the systems infrastructure and hosting for the Delta platform in our Atlanta data center on our hardware and with our systems monitoring and support. We will see a reduction in both revenue and costs, effective July 1, 2014, when we transitioned approximately 175 employees to Delta, and we estimate there will be a minor impact to our Adjusted EBITDA in 2015.

Seasonality: Our revenue can experience seasonal fluctuations, reflecting seasonal demand trends for the products and services we offer. These trends generally cause our revenue to be higher in the first and second quarters as compared to the third and fourth quarters of the calendar year. Revenue typically peaks during these times as travelers plan and purchase their upcoming spring and summer travel.

Foreign Exchange Fluctuations: We are exposed to movements in currency exchange rates that impact our operating results. While substantially all of our revenue is denominated in US dollars, a portion of our operating cost base, primarily commissions, is transacted in non-US dollar currencies (principally, the British pound, Euro and Australian dollar), and a portion of our debt is euro denominated.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Net revenue	$551	$537	$14	3

Costs and expenses
Cost of revenue	337	326	11	4
Selling, general and administrative	97	106	(9)	(9)
Depreciation and amortization	57	49	8	17

Total costs and expenses	491	481	10	2

Operating income	60	56	4	7
Interest expense, net	(87)	(104)	17	17
Loss on early extinguishment of debt	(9)	(49)	40	82
Gain on sale of shares of Orbitz Worldwide	52	—	52	*

Income (loss) before income taxes and share of earnings in equity method investments	16	(97)	113	*
Provision for income taxes	(12)	(6)	(6)	73
Share of earnings in equity method investments	1	—	1	*

Net income (loss)	$5	$(103)	$108	*

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Air	$410	$410	$—	—
Beyond Air	108	97	11	12

Travel Commerce Platform	518	507	11	2
Technology Services	33	30	3	7

Net Revenue	$551	$537	$14	3

During the three months ended June 30, 2014, Net revenue increased by $14 million, or 3%, compared to the three months ended June 30, 2013. This increase was primarily driven by an increase of $11 million, or 2% in Travel Commerce Platform revenue.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Three Months Ended June 30,		Change
	2014	2013	$	%
Travel Commerce Platform RevPas (in $)	$5.75	$5.66	$0.09	2
Reported Segments (in millions)	90	89	1	1

The increase in Travel Commerce Platform revenue of $11 million, or 2%, was due to an $11 million, or 12%, increase in Beyond Air revenue with Air revenue remaining flat. Overall, there was a 2% increase in Travel Commerce Platform RevPas and a 1% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform increased to $23.7 billion for the three months ended June 30, 2014 from $22.9 billion for the three months ended June 30, 2013. We issued 31 million airline tickets in each period, and our percentage of Air segment revenue from away bookings was 63% in each period. We increased our hospitality segments per 100 airline tickets issued to 43 from 42, and we increased our hotel room nights sold to 16 million from 15 million, our car rental days sold to 22 million from 20 million and our eNett VANs settled to 3.5 million from 2.6 million.

The table below sets forth Travel Commerce Platform revenue by region:

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	$100	$96	$4	5
Europe	155	150	5	4
Latin America and Canada	22	22	—	(1)
Middle East and Africa	75	74	1	1

International	352	342	10	3
United States	166	165	1	—

Travel Commerce Platform	$518	$507	$11	2

The table below sets forth Reported Segments and RevPas by region:

	Segments (in millions)				RevPas (in $)
	Three Months Ended June 30,		Change		Three Months Ended June, 30		Change
	2014	2013		%	2014	2013	$	%
Asia Pacific	14	14	—	(1)	$7.09	$6.67	$0.42	6
Europe	22	22	—	1	7.14	6.98	0.16	2
Latin America and Canada	4	3	1	—	5.92	5.89	0.03	—
Middle East and Africa	10	10	—	(1)	7.31	7.14	0.17	2

International	50	49	1	—	7.07	6.84	0.23	3
United States	40	40	—	1	4.13	4.17	(0.04)	(1)

Travel Commerce Platform	90	89	1	1	$5.75	$5.66	$0.09	2

International

Our International Travel Commerce Platform revenue increased $10 million, or 3%, due to a 3% increase in RevPas with Reported Segments remaining flat. The RevPas increase across the regions was a result of growing our Beyond Air offerings, including growth in payment solutions, hospitality, advertising and other platform services. Our International Travel Commerce Platform revenue as a percentage of Total Commerce Platform revenue increased from 67% for the three months ended June 30, 2013 to 68% for the three months ended June 30, 2014.

Asia Pacific

Revenue in Asia Pacific increased $4 million, or 5%, due to a 6% increase in RevPas offset by a 1% decrease in Reported Segments primarily due to a reduction of Reported Segments in Australia. RevPas increased 6% due to growth in Air revenue and growth in Beyond Air including increased revenue from other platform services.

Europe

Revenue in Europe increased $5 million, or 4%, due to a 1% increase in Reported Segments and a 2% increase in RevPas. Reported Segment increased primarily due to increased segments with strong growth in the United Kingdom and Greece offset by declining segments in France. RevPas increased due to Beyond Air growth, including increased revenue from eNett.

Latin America and Canada

Revenue in Latin America and Canada substantially remained flat.

Middle East and Africa

Revenue in the Middle East and Africa increased $1 million, or 1%, due to a 2% increase in RevPas offset by a 1% decrease in Reported Segments.

United States

Revenue in the United States increased $1 million, primarily due to 1% increase in Reported Segments partially offset by a 1% decrease in RevPas.

Technology Services

Technology Services revenue increased by $3 million, or 7%, due to increased hosting revenue.

Cost of Revenue

Cost of revenue is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Commissions	$258	$249	$9	3
Technology costs	79	77	2	3

Cost of revenue	$337	$326	$11	4

Cost of revenue increased by $11 million, or 4%, primarily as a result of a $9 million, or 3%, increase in commission costs. Commissions paid to travel agencies increased due to a 2% increase in travel distribution cost per segment, a 1% increase in Reported Segments and incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of $19 million and $15 million for the three months ended June 30, 2014 and 2013, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $2 million, or 3%.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Workforce	$73	$68	$5	7
Non-workforce	14	19	(5)	(26)

Sub-total	87	87	—	—
Non-core corporate costs	10	19	(9)	(49)

SG&A	$97	$106	$(9)	(9)

SG&A expenses decreased by $9 million, or 9%, during the three months ended June 30, 2014 compared to June 30, 2013. SG&A expenses include $10 million and $19 million of charges for the three months ended June 30, 2014 and 2013, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were flat. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $5 million, or 7%, primarily as a result of increased headcount and merit increases awarded to staff during 2013. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $5 million, or 26%, primarily due to favorable foreign exchange movement.

Non-core corporate costs of $10 million and $19 million for the three months ended June 30, 2014 and 2013, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of $9 million is primarily due to a $2 million reduction in legal and related costs, $11 million lower unrealized foreign exchange losses on euro denominated debt and derivatives partially offset by a $6 million increase in equity-based compensation.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Three Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Depreciation on property and equipment	$37	$29	$8	33
Amortization of acquired intangible assets	20	20	—	(6)

Total depreciation and amortization	$57	$49	$8	17

Total depreciation and amortization increased by $8 million, or 17%, due to an increase in depreciation on property and equipment primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform.

Interest Expense, Net

Interest expense, net, decreased by $17 million, or 17%, due to a decrease in debt refinance costs incurred during the three months ended June 30, 2013 in relation to comprehensive debt refinancings, partially offset by higher interest rates during the three months ended June 30, 2014.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2014, we cancelled $122 million of our senior subordinated notes and $60 million of our senior notes, contributed to us by our parent company, which resulted in a loss on early extinguishment of debt of $9 million. During the three months ended June 30, 2013, we amended our senior secured credit agreement, repaid dollar denominated term loans under senior secured credit agreement and refinanced senior notes resulting in $49 million loss on early extinguishment of debt, which comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Gain on Sale of Shares of Orbitz Worldwide

During the three months ended June 30, 2014, we sold 8.6 million shares of common stock of Orbitz Worldwide in an underwritten public offering and recognized a gain of $52 million.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.

Share of Earnings (Losses) in Equity Method Investments

Our share of earnings in equity method investments was primarily from Orbitz Worldwide and was $1 million for the three months ended June 30, 2014 compared to earnings of $0 for the three months ended June 30, 2013. During the three months ended June 30, 2014, these earnings reflect approximately 44% of our ownership interest for April and May 2014 and approximately 36% of our ownership interest for the month of June 2014 following our sale of 8.6 million shares of Orbitz Worldwide’s common stock. In July 2014, we sold substantially all of the remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our outstanding first lien term loans. Consequently, we will discontinue equity method of accounting. For the three months ended June 30, 2013, these earnings reflect approximately 45% of our ownership interest in Orbitz Worldwide.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Net revenue	$1,123	$1,085	$38	4

Costs and expenses
Cost of revenue	690	659	31	5
Selling, general and administrative	185	200	(15)	(7)
Depreciation and amortization	113	101	12	11

Total costs and expenses	988	960	28	3

Operating income	135	125	10	8
Interest expense, net	(170)	(174)	4	3
Loss on early extinguishment of debt	(14)	(49)	35	71
Gain on sale of shares of Orbitz Worldwide	52	—	52	*

Income (loss) before income taxes and share of (losses) earnings in equity method investments	3	(98)	101	*
Provision for income taxes	(22)	(17)	(5)	(28)
Share of earnings (losses) in equity method investments	(3)	2	(5)	*

Net loss	$(22)	$(113)	$91	80

*	Not meaningful

Net Revenue

Net revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Air	$855	$838	$17	2
Beyond Air	205	186	19	10

Travel Commerce Platform	1,060	1,024	36	4
Technology Services	63	61	2	3

Net Revenue	$1,123	$1,085	$38	4

During the six months ended June 30, 2014, Net revenue increased by $38 million, or 4%, compared to the six months ended June 30, 2013. This increase was primarily driven by an increase in Travel Commerce Platform revenue of $36 million, or 4%.

Travel Commerce Platform

The table below sets forth Travel Commerce Platform RevPas and Reported Segments:

	Six Months Ended June 30,		Change
	2014	2013	$	%
Travel Commerce Platform RevPas (in $)	$5.68	$5.56	$0.12	2
Reported Segments (in millions)	187	184	3	1

The increase in Travel Commerce Platform revenue of $36 million, or 4%, was due to a $17 million, or 2%, increase in our Air revenue and a $19 million, or 10%, increase in our Beyond Air revenue. Overall, there was a 2% increase in Travel Commerce Platform RevPas and a 1% increase in Reported Segments.

Our Travel Commerce Platform continues to benefit from growth in Air revenue and Beyond Air revenue. The value of transactions processed on the Travel Commerce Platform increased to $46.6 billion for the six months ended June 30, 2014 from $45.5 billion for the six months ended June 30, 2013. We increased our airline tickets sold to 64 million from 63 million and our percentage of Air segment revenue from away bookings was 63% in each period. We increased our hospitality segments per 100 airline tickets issued to 40 from 39 and we increased our hotel room nights sold to 31 million from 30 million, our car rental days sold to 41 million from 37 million and our eNett VANs settled to 6.6 million from 4.9 million.

The table below sets forth Travel Commerce Platform revenue by region:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Asia Pacific	$201	$190	$11	6
Europe	333	314	19	6
Latin America and Canada	45	44	1	2
Middle East and Africa	147	144	3	2

International	726	692	34	5
United States	334	332	2	—

Travel Commerce Platform	$1,060	$1,024	$36	4

The table below sets forth Reported Segments and RevPas by region:

	Segments (in millions)				RevPas (in $)
	Six Months Ended June 30,		Change		Six Months Ended June, 30		Change
	2014	2013		%	2014	2013	$	%
Asia Pacific	30	29	1	1	$6.89	$6.55	$0.34	5
Europe	47	46	1	3	7.05	6.87	0.18	3
Latin America and Canada	8	7	1	1	5.84	5.80	0.04	1
Middle East and Africa	20	20	—	1	7.21	7.12	0.09	1

International	105	102	3	2	6.95	6.75	0.20	3
United States	82	82	—	—	4.07	4.06	0.01	—

Travel Commerce Platform	187	184	3	1	$5.68	$5.56	$0.12	2

International

Our International Travel Commerce Platform revenue increased $34 million, or 5%, due to a 2% increase in Reported Segments and a 3% increase in RevPas. The RevPas increase across the regions was a result of growing our ancillary Air revenue, including our premium functionality services, and Beyond Air offerings including growth in payment solutions, hospitality, advertising, and other platform services. Our International Travel commerce Platform revenue as a percentage of Total Commerce Platform revenue increased from 68% for the six months ended June 30, 2013 to 69% for the six months ended June 30, 2014.

Asia Pacific

Revenue in Asia Pacific increased $11 million, or 6%, due to a 5% increase in RevPas and a 1% increase in Reported Segments. RevPas increased due to growth in Air revenue and Beyond Air growth including increased revenue from other platform services.

Europe

Revenue in Europe increased $19 million, or 6%, due to a 3% increase in both Reported Segments and RevPas. Reported Segments increased primarily due to increased segments in Western Europe, with strong growth in the United Kingdom, Italy and Greece offset by a decline in France. RevPas increased due to Beyond Air growth, including increased revenue from eNett.

Latin America and Canada

Revenue in Latin America and Canada increased $1 million, or 2%, due to a 1% increase in Reported Segments and a 1% increase in RevPas. Reported Segments increased due to continued expansion of our content offerings in Canada and Colombia.

Middle East and Africa

Revenue in the Middle East and Africa increased $3 million, or 2%, due to a 1% increase in each of Reported Segments and RevPas.

United States

Revenue in the United States increased $2 million primarily due to Beyond Air growth in hospitality and advertising.

Technology Services

Technology Services revenue increased by $2 million, or 3%, primarily due to an increased hosting revenue.

Cost of Revenue

Cost of revenue is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Commissions	$535	$507	$28	5
Technology costs	155	152	3	2

Cost of revenue	$690	$659	$31	5

Cost of revenue increased by $31 million, or 5%, primarily as a result of a $28 million, or 5%, increase in commission costs. Commissions paid to travel agencies increased due to a 3% increase in travel distribution cost per segment, a 1% increase in Reported Segments and incremental commission costs from our payment processing business. Commissions included amortization of customer loyalty payments of $37 million and $29 million for the six months ended June 30, 2014 and 2013, respectively. Technology costs across the shared infrastructure that runs our Travel Commerce Platform and Technology Services increased by $3 million, or 2%.

Selling, General and Administrative (SG&A)

SG&A is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Workforce	$148	$143	$5	4
Non-workforce	25	32	(7)	(22)

Sub-total	173	175	(2)	(1)
Non-core corporate costs	12	25	(13)	(51)

SG&A	$185	$200	$(15)	(7)

SG&A expenses decreased by $15 million, or 7%, during the six months ended June 30, 2014 compared to June 30, 2013. SG&A expenses include $12 million and $25 million of charges for the six months ended June 30, 2014 and 2013, respectively, for non-core corporate costs that are removed from Adjusted EBITDA. Excluding these items, our SG&A expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased by $2 million, or 1%. Workforce expenses, which include the wages and benefits of our selling, marketing, advertising, finance and legal personnel increased by $5 million, or 4%, primarily as a result of increased headcount and merit increases awarded to staff in 2013. Non-workforce expenses, which include costs of finance and legal professional fees, communications and marketing and foreign exchange related costs, decreased $7 million, or 22%, primarily due to favorable foreign exchange movement.

Non-core corporate costs of $12 million and $25 million for the six months ended June 30, 2014 and 2013, respectively, represent costs related to strategic transactions and restructurings, equity-based compensation, certain legal and related costs and foreign currency gains and losses related to euro denominated debt and derivatives. The decrease of $13 million is due to a $12 million reduction in legal and related costs and $7 million lower unrealized foreign exchange losses on euro denominated debt and derivatives offset by a $7 million increase in equity based compensation and a $2 million increase in corporate and restructuring costs.

Depreciation and Amortization

Depreciation and amortization is comprised of:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$	%
Depreciation on property and equipment	$74	$61	$13	22
Amortization of acquired intangible assets	39	40	(1)	(5)

Total depreciation and amortization	$113	$101	$12	11

Total depreciation and amortization increased by $12 million, or 11%. Depreciation on property and equipment increased $13 million primarily due to a higher capitalized cost of internally developed software as we continue to develop our systems to enhance our Travel Commerce Platform. Amortization of acquired intangible assets decreased by $1 million, as the useful lives expired on a portion of the assets acquired on the sale of Travelport to Blackstone in 2006 and the acquisition of Worldspan in 2007.

Interest Expense, Net

Interest expense, net, decreased by $4 million, or 3%, due to a decrease in debt refinance costs incurred during the three months ended June 30, 2013 in relation to comprehensive debt refinancings, partially offset by higher interest rates during the six months ended June 30, 2014.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2014, we cancelled $257 million of our senior subordinated notes and $60 million of our senior notes, contributed to us by our parent company, which resulted in a loss on early extinguishment of debt of $14 million. During the six months ended June 30, 2013, we amended our senior secured credit agreement, repaid dollar denominated term loans under senior secured credit agreement and refinanced senior notes resulting in $49 million loss on early extinguishment of debt, which was comprised of $39 million of unamortized debt finance costs written-off, $5 million of unamortized debt discount written-off and $5 million of early repayment penalty.

Gain on Sale of Shares of Orbitz Worldwide

During the six months ended June 30, 2014, we sold 8.6 million shares of common stock of Orbitz Worldwide in an underwritten public offering and recognized a gain of $52 million. This reduced our ownership in Orbitz Worldwide to approximately 36%.

Provision for Income Taxes

Our tax provision differs significantly from the US Federal statutory rate primarily as a result of (i) being subject to income tax in numerous non-US jurisdictions with varying income tax rates, (ii) a valuation allowance established in the US due to the historical losses in that jurisdiction, (iii) certain expenses that are not deductible for tax or do not secure an effective tax deduction under the relevant jurisdictions and (iv) certain income or gains which are not subject to tax.

Share of Earnings (Losses) in Equity Method Investments

Our share of losses in equity method investments was primarily from Orbitz Worldwide and was $3 million for the six months ended June 30, 2014 compared to earnings of $2 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, these earnings reflect approximately 44% of ownership interest until May 2014 and approximately 36% of ownership interest for the month of June 2014 following our sale of 8.6 million shares of Orbitz Worldwide’s common stock. In July 2014, we sold substantially all of the remaining shares of Orbitz Worldwide for approximately $312 million and used the proceeds to repay a portion of our outstanding first lien term loans. Consequently, we will discontinue equity method of accounting. For the six months ended June 30, 2013, these earnings reflect approximately 45% of our ownership interest in Orbitz Worldwide.

Liquidity and Capital Resources

Our principal sources of liquidity are (i) cash and cash equivalents, (ii) cash flows generated from operations and (iii) borrowings under our revolving credit facility. As of June 30, 2014, our cash and cash equivalents, cash held as collateral and revolving credit facility availability were as follows:

(in $ millions)	June 30, 2014
Cash and cash equivalents	$93
Cash held as collateral	70
Revolver availability	120

With the cash and cash equivalents on our consolidated condensed balance sheets, our ability to generate cash from operations and access to our revolving credit facility and other lending sources, we believe we have sufficient liquidity to meet our ongoing needs for at least the next 12 months.

Cash Flows

We believe an important measure of our liquidity is Unlevered Adjusted Free Cash Flow. This measure is a useful indicator of our ability to generate cash to meet our liquidity demands. We believe Unlevered Adjusted Free Cash Flow provides investors with an understanding of how assets are performing and measures management’s effectiveness in managing cash. We define Unlevered Adjusted Free Cash Flow as net cash provided by (used in) operating activities of continuing operations, adjusted to remove the impact of interest payments and cash paid for other adjusting items which we believe are unrelated to our ongoing operations and to deduct capital expenditures on property and equipment additions including capital lease repayments. We believe this measure gives management and investors a better understanding of the cash flows generated by our underlying business, as our interest payments are primarily related to the debt incurred in relation to previous business acquisitions, cash paid for other adjusting items are unrelated to the underlying business and our capital expenditures are primarily related to the development of our operating platforms.

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

Adjusted EBITDA and unlevered free cash flow are non-GAAP measures and may not be comparable to similarly named measures used by other companies. These measures should not be considered as measures of liquidity or cash flows from operations as determined under US GAAP. The following table provides a reconciliation of these non-GAAP measures:

	Six Months Ended, June 30
(in $ millions)	2014	2013
Adjusted EBITDA	$297	$280
Interest payments	(150)	(145)
Tax payments	(13)	(13)
Customer loyalty payments	(45)	(36)
Changes in trading working capital(1)	13	(17)
Changes in accounts payable and employee related	(32)	(25)
Pensions liability contribution	(3)	—
Changes in other assets and liabilities	(16)	8
Other adjusting items(2)	(9)	(40)

Net cash provided by operating activities	42	12
Add: other adjusting items(2)	9	40
Less: capital expenditures on property and equipment additions	(54)	(46)
Less: repayment of capital lease obligations	(15)	(8)

Adjusted free cash flow	(18)	(2)
Add: interest payments	150	145

Unlevered Adjusted Free Cash Flow	$132	$143

(1)	Trading working capital consists of accounts receivables and deferred revenue from travel providers and travel agencies, current prepaid travel agency incentive payments and accrued liabilities for commissions.
(2)	Other adjusting items relate to payments for costs included within operating income but excluded from Adjusted EBITDA. These include (i) $9 million and $17 million of corporate cost payments during the six months ended June 30, 2014 and 2013, respectively, and (ii) $23 million of legal and related costs payments for the six months ended June 30, 2013.

The following table summarizes the changes to our cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Change
(in $ millions)	2014	2013	$
Cash provided by (used in):
Operating activities	$42	$12	$30
Investing activities	(85)	(52)	(33)
Financing activities	(18)	48	(66)
Effect of exchange rate changes	—	(1)	1

Net (decrease) increase in cash and cash equivalents	$(61)	$7	$(68)

As of June 30, 2014, we had $93 million of cash and cash equivalents, a decrease of $61 million compared to December 31, 2013. The following discussion summarizes changes to our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Operating activities: For the six months ended June 30, 2014, cash provided by operating activities was $42 million compared to $12 million for the six months ended June 30, 2013. The increase of $30 million is primarily a result of $31 million of lower cash outflows from other adjusting items during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Investing activities: The cash used in investing activities for the six months ended June 30, 2014 was $85 million compared to $52 million for the six months ended June 30, 2013. The increase of $33 million primarily relates to (i) the $65 million purchase of additional equity in eNett, bring our total shareholding in eNett to 73% as of June 30, 2014, (ii) the purchase of an equity method investment of $10 million, (iii) a business acquired for $10 million, net of cash, (iv) an $8 million increase in additions to property and equipment, offset by (v) $54 million proceeds from the sale of shares of Orbitz Worldwide.

Our investing activities for the six months ended June 30, 2014 and 2013 include:

	Six Months Ended June 30,
(in $ millions)	2014	2013
Cash additions to software developed for internal use	$41	$30
Cash additions to computer equipment	13	16

Total	$54	$46

Cash additions to software developed for internal use represent the continuing development of our systems to enhance our Travel Commerce Platform. Our expenditures have been focused on key areas, including investing in our data center by implementing zTPF software on our mainframes, the development of our uAPI that underpins our new and existing applications, the development of Smartpoint, our innovative booking solution delivering multisource content and pricing, and the development of our Travelport Merchandising Platform to allow airlines to showcase their content in travel agency workflows.

Cash additions to computer equipment is primarily for our continuing investment in our data center.

We view our capital expenditure for the period to include cash additions to our property and equipment and capital lease repayments and was $69 million and $54 million for the six months ended June 30, 2014 and 2013, respectively.

Financing activities: Cash used in financing activities for the six months ended June 30, 2014 was $18 million. This primarily comprised of (i) $15 million of capital lease payments, (ii) $8 million of term loan repayments, (iii) $5 million net share settlement of equity-based compensation, offset by (iv) $9 million release of cash provided as collateral. Cash provided by financing activities for the six months ended June 30, 2013 was $48 million. This primarily comprised of (i) $2,169 million of proceeds from term loans, (ii) $44 million net release of cash collateralized offset by (iii) $1,659 million repayments of term loans, (iv) $413 million repayment of senior notes, (v) $20 million net repayment of revolver borrowings, (vi) $55 million of debt finance costs and (vii) $18 million of capital lease repayments, distributions to a parent company and settlement of derivative contracts.

Financing Arrangements

Our financing arrangements include our senior secured credit facilities, senior notes, senior subordinated notes and obligations under our capital leases. The following table summarizes our net debt position as of June 30, 2014 and December 31, 2013:

(in $ millions)	Interest rate	Maturity(1)	June 30, 2014	December 31, 2013
Secured debt
Senior Secured Credit Agreement
Revolver borrowings
Dollar denominated(2)	L+4 1⁄4%	June 2018	$—	$—
Term loans
Dollar denominated(2)	L+5%	June 2019	1,519	1,525
Second Lien Credit Agreement
Tranche 1 dollar denominated term loan(3)	L+8%	January 2016	647	644
Tranche 2 dollar denominated term loan(4)	8 3⁄8%	December 2016	239	234
Unsecured debt
Senior Notes
Dollar denominated notes(5)	13 7⁄8%	March 2016	370	411
Dollar denominated floating rate notes(6)	L+8 5⁄8%	March 2016	177	188
Senior Subordinated Notes
Dollar denominated notes	11 7⁄8%	September 2016	159	272
Euro denominated notes	10 7⁄8%	September 2016	47	192
Capital leases			98	107

Total debt			3,256	3,573
Less: cash and cash equivalents			(93)	(154)
Less: cash held as collateral			(70)	(79)

Net debt			$3,093	$3,340

(1)	The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its debt outstanding under the second lien credit agreement or its unsecured debt prior to their maturity dates.
(2)	Minimum LIBOR floor of 1.25%
(3)	Minimum LIBOR floor of 1.5%
(4)	Cash interest of 4% and payment-in-kind interest of 4.375%
(5)	Cash interest of 11.375% and payment-in-kind interest of 2.5%
(6)	Cash interest of LIBOR+6.125% plus payment-in-kind interest of 2.5%

In March 2014, Travelport Worldwide Limited (“Travelport Worldwide”), our indirect parent company, acquired $43 million of dollar denominated senior subordinated notes and $92 million (€67 million) of euro denominated senior subordinated notes of the Company in exchange for its common shares. Travelport Worldwide contributed these senior subordinated notes to us, which we subsequently cancelled. We recorded this transaction as extinguishment of debt and recognized a loss of $5 million in its consolidated condensed statements of operations for the six months ended June 30, 2014.

In June 2014, Travelport Worldwide, acquired an additional $70 million of dollar denominated senior subordinated notes, $52 million (€39 million) of euro denominated senior subordinated notes, $47 million of dollar denominated fixed rate senior notes and $13 million of dollar denominated floating rate notes of ours in exchange for its common shares. These senior notes and senior subordinated notes were contributed to us, and we subsequently cancelled such notes. We recorded this transaction as extinguishment of debt and recognized a loss of $9 million in our consolidated condensed statements of operations for the six months ended June 30, 2014.

During the six months ended June 30, 2014, we (i) repaid $8 million as our quarterly repayment of term loans, (ii) accreted $2 million as interest expense towards repayment fee of second lien Tranche 1 loans, (iii) amortized $3 million as discount on term loans, (iv) capitalized $13 million related to payment-in-kind interest into the senior notes and second lien Tranche 2 dollar denominated term loans and (v) repaid $15 million under our capital lease obligations and entered into $6 million of new capital leases for information technology assets.

We have a $120 million revolving credit facility with a consortium of banks under our senior secured credit agreement. During the six months ended June 30, 2014, we borrowed $50 million under this facility and repaid $50 million. As of June 30, 2014, we had no outstanding balance under our revolving credit facility with $120 million of remaining borrowing capacity under this facility.

We have a $137 million of cash collateralized letters of credit facility, maturing in June 2018. The terms under the letters of credit facility provide that 103% of cash collateral has to be maintained for outstanding letters of credit. As of June 30, 2014, $67 million of letters of credit were outstanding under the terms of the facility, against which we provided $70 million as cash collateral, and we had $70 million of remaining capacity under our letters of credit facility.

Travelport LLC, our indirect 100% owned subsidiary, is the obligor (the “Obligor”) under our long-term debt arrangements. All obligations under our long-term debt arrangements are unconditionally guaranteed by certain of our foreign subsidiaries, and, subject to certain exceptions, each of our existing and future domestic 100% owned subsidiaries. In addition, our secured debt is unconditionally guaranteed by certain additional existing non-domestic 100% owned subsidiaries. All obligations under our secured debt, and the guarantees of those obligations, are secured by substantially all the following assets of the Obligor and each guarantor, subject to certain exceptions: (i) a pledge of 100% of the capital stock of the Obligor, 100% of the capital stock of each guarantor and 65% of the capital stock of each of our 100% owned non-US subsidiaries that are directly owned by us or one of the guarantors; and (ii) a security interest in, and mortgages on, substantially all tangible and intangible assets of the Obligor and each U.S. guarantor subject to additional collateral and guarantee obligations.

Borrowings under our senior secured credit agreement are subject to amortization and prepayment requirements, and our senior secured credit agreement contains various covenants, including leverage ratios, events of defaults and other provisions.

Total debt per our credit agreements and indentures is broadly defined as total debt, less cash and cash equivalents. Adjusted EBITDA is also a defined term under our debt covenants and is broadly computed in a manner as calculated for management purposes and discussed earlier.

As of June 30, 2014, our total leverage ratio was 5.94 compared to the maximum total leverage ratio allowable of 7.15; our total senior secured leverage ratio was 4.61 compared to the maximum total senior secured leverage ratio allowable of 5.15; our cash balance was $93 million; and we were in compliance with all financial covenants related to our long-term debt. Under the terms of our current debt arrangements, the maximum total leverage ratio with which we need to comply reduces to 6.95 for September 30, 2014 and December 31, 2014 and later reduces to 6.75 from March 31, 2015; and the total senior secured leverage ratio with which we need to comply remains at 5.15 until December 31, 2014 and later reduces to 4.90 from March 31, 2015.

On June 27, 2014, Travelport Worldwide launched an offer to exchange the senior notes and senior subordinated notes issued by our subsidiaries into its common shares. As of July 25, 2014, approximately $164 million in aggregate principal amount of notes were tendered and accepted in exchange for approximately 102 million common shares of Travelport Worldwide, at a value of $1.64 per common share. In addition, on July 11, 2014, Travelport Worldwide entered into an agreement with certain term loan lenders to exchange approximately 58 million of its common shares, at a value of $1.64 per common share, for approximately $91 million of first lien and second lien term loans under our senior secured credit agreement and second lien credit agreement. Based on the results of exchange offers and the term loan exchange through the date of this Quarterly Report on Form 10-Q, Travelport Worldwide exchanged approximately 360.5 million of its common shares for approximately $571 million principal amount of our total debt. Such debt was contributed to, and then canceled by, our subsidiaries.

On July 24, 2014, we sold 39 million shares of common stock of Orbitz Worldwide, with aggregate net proceeds of approximately $312 million. The proceeds from the sale of shares were used to repay $312.2 million principal amount of our term loans under our senior secured credit agreement.

On August 1, 2014, we announced the launch of a debt refinancing transaction seeking commitments from lenders (i) under a new senior secured credit agreement for an aggregate principal amount of $2,400 million, and we expect the new senior secured credit facility to be comprised of (a) a single tranche of term loans of $2,300 million maturing in 2021 and (b) a revolving credit facility of $100 million (which may be increased) maturing in 2019 and (ii) under a senior unsecured bridge loan facility in an aggregate principal amount of $500 million. We intend to use the net proceeds from this refinancing to repay certain existing indebtedness, including first and second lien term loans under our senior secured credit agreement and second lien credit agreement, senior notes and senior subordinated notes.

We successfully completed deleveraging transactions amounting to $937 million as of the date of this Quarterly Report on Form 10-Q, including debt for equity exchanges and the sale of substantially all of our shares in Orbitz Worldwide, reducing our net debt to approximately $2.5 billion with a total leverage ratio of 4.9x.

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

Foreign Currency and Interest Rate Risk

A portion of the debt used to finance much of our operations is exposed to interest rate and foreign currency exchange rate fluctuations. We use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate debt and to manage our exposure to changes in foreign currency exchange rates associated with our euro denominated debt. The primary interest rate exposure during the six months ended June 30, 2014 and 2013 was due to interest rate fluctuations in the United States and Europe, specifically USLIBOR and EURIBOR interest rates. We currently use interest rate caps and foreign currency derivative contracts, including derivative contracts and currency options, as the derivative instruments in these hedging strategies.

We also use foreign currency forward contracts to manage our exposure to changes in foreign currency exchange rates associated with our foreign currency denominated receivables and payables and forecasted earnings of our foreign subsidiaries. We primarily enter into foreign currency forward contracts to manage our foreign currency exposure to the British pound, Euro and Australian dollar.

During the six months ended June 30, 2014 and 2013, none of the derivative financial instruments used to manage our interest rate and foreign currency exposures were designated as accounting hedges except for interest rate cap derivative instruments which were designated as accounting hedges until June 2014. The fluctuations in the fair value of interest rate derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of interest expense, net, in our consolidated condensed statements of operations. Losses on these interest rate derivative financial instruments amounted to $8 million and $3 million for the six months ended June 30, 2014 and 2013, respectively. The fluctuations in the fair value of foreign currency derivative financial instruments not designated as hedges for accounting purposes are recorded as a component of selling, general and administrative expenses in our consolidated condensed statements of operations. Gains (losses) on these foreign currency derivative financial instruments amounted to $2 million and $(11) million for the six months ended June 30, 2014 and 2013, respectively. The fluctuations in the fair values of our derivative financial instruments partially offset the impact of the changes in the value of the underlying risks they are intended to economically hedge.

In 2013, we entered into interest rate cap derivative contracts to cap the USLIBOR rate at 1.5%. The purpose of these contracts was to hedge the risk of increase in interest costs on our floating rate debt due to an increase in USLIBOR rates. We had designated these interest rate cap derivative contracts as accounting cash flow hedges and recorded the effective portion of changes in fair value of these derivative contracts, amounting to a loss of $4 million during the six months ended June 30, 2014, as a component of other comprehensive loss. In June 2014, we ceased hedge accounting for our interest rate cap derivative instruments. With the exchange of common shares of Travelport Worldwide for our term loans in July 2014, which we subsequently canceled and reduced the principal amount of debt being hedged to under 100% of its notional amount and our announcement of the proposed refinancing of our capital structure in August 2014, we determined that the hedge effectiveness could no longer be achieved. Further, the underlying future interest cash outflows hedged were considered as not probable of occurring, resulting in realization of losses of $8 million accumulated within other comprehensive income (loss) and recognizing it within our consolidated condensed statements of operations.

As of June 30, 2014, our interest rate cap contracts cover transactions for periods that do not exceed three years. All other contracts cover transactions for periods that do not exceed one year. As of June 30, 2014, we had a net asset position of $5 million related to derivative instruments associated with our euro denominated and floating rate debt, our foreign currency denominated receivables and payables, and forecasted earnings of our foreign subsidiaries.

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2014. The table below does not include future cash payments related to (i) contingent payments that may be made to third parties at a future date; (ii) income tax payments for which the timing is uncertain; (iii) the various guarantees and indemnities described in the notes to the consolidated financial statements; or (iv) obligations related to pension and other post-retirement defined benefit plans.

	Twelve Month Period Ended June 30,
(in $ millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt(1)	$46	$1,235	$481	$26	$1,459	$9	$3,256
Interest payments(2)	251	250	147	96	93	2	839
Operating leases(3)	13	11	10	8	7	34	83
Purchase commitments(4)	48	43	17	—	—	—	108

Total	$358	$1,539	$655	$130	$1,559	$45	$4,286

(1)

The term loans maturing in June 2019 and the revolver availability through June 2018 are subject to a reduction in maturity to November 2015, December 2015, June 2016 or September 2016 if the Company is unable to repay or refinance its outstanding debt under the Second Lien Credit Agreement or its unsecured debt prior to their maturity dates. The above table excludes $23 million of debt discount on term loans under the Sixth Amendment and Restated Credit Agreement and Second Lien Credit Agreement (see Note 14 – Subsequent Events, of the consolidated condensed financial statements).
(2)	Interest on floating rate debt and euro denominated debt is based on the interest rate and foreign exchange rate as of June 30, 2014. Interest payments exclude the effects of mark-to-market adjustments on related hedging instruments. As of June 30, 2014, we have $67 million of accrued interest on our consolidated balance sheet of which $62 million will be paid within the next 12 months. The interest payments include (i) $5 million of payment-in-kind interest accrued as of June 30, 2014 and (ii) $51 million of payment-in-kind interest and $7 million of repayment fees that will be accrued over the term of the Tranche 2 Loans and Senior Notes. (see Note 14—Subsequent Events, of the consolidated condensed financial statements).
(3)	Primarily reflects non-cancellable operating leases on facilities and data processing equipment.
(4)	Primarily reflects our agreement with a third party for data center services.

Our obligations related to defined benefit and post-retirement plans are actuarially determined on an annual basis at our financial year end. As of June 30, 2014, plan contributions of $3 million are expected to be made in 2014. Funding projections beyond 2014 are not practical to estimate. Income tax liabilities for uncertain tax positions are excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of June 30, 2014 we had $25 million of gross unrecognized tax benefit for uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values, and cash flows based on a hypothetical 100 basis point change (increase and decrease) in interest rates and a 10% change (increase and decrease) in the exchange rates of underlying currencies being hedged, against the US dollar as of June 30, 2014. We assess our market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures that potential impact on earnings, fair values and cash flows. There are certain limitations inherent in this sensitivity analyses as our overall market risk is influenced by a wide variety of factors, including the volatility present within markets and the liquidity of markets. These “shock tests” are constrained by several factors, including the necessity to conduct analysis based on a single point in time and the inability to include complex market reactions normally arising from the market shifts modeled.

We assess our interest rate market risk utilizing a sensitivity analysis based on our interest rate derivatives and a hypothetical 100 basis point change (increase or decrease) in interest rates. We have determined, through such analysis, that the impact of a 100 basis point change in interest rates as of June 30, 2014 would not be material on our earnings. We have determined, through the sensitivity analysis, the impact of a 10% increase in foreign currency exchange rate with respect to the British Pound, Euro and Australian dollar would result in a charge of $6 million, while a 10% decrease in foreign currency exchange rate with respect to the same currencies would result in a benefit of $5 million to our consolidated condensed statements of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Act) for the period ended June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material changes from the description of our legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on March 10, 2014 and May 9, 2014, respectively.

Item 1A. Risk Factors.

There are no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A, “Risk Factors”, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on March 10, 2014 and May 9, 2014, respectively.

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

The gross revenue and net profit attributable to these activities in the quarter ended June 30, 2014 were approximately $161,000 and $117,000, respectively.

2014 Equity Plan

On August 7, 2014, the Board of Directors of Travelport Worldwide Limited (“Travelport Worldwide”), our indirect parent company, approved the Travelport Worldwide Limited 2014 Omnibus Incentive Plan (the “2014 Equity Plan”), under which 75,000,000 common shares of Travelport Worldwide have been reserved for the future award to eligible employees, non-employees, Board members and consultants of the Company and its affiliates. The 2014 Equity Plan provides authorization for grants of stock options, stock appreciation rights, restricted stock, performance awards, other stock-based awards and other cash-based awards. The form of the 2014 Equity Plan will be filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ending September 30, 2014.

Indemnification Agreements

On August 7, 2014, our and Travelport Worldwide’s Boards of Directors approved the Company and Travelport Worldwide entering into indemnification agreements with each of the members of their Boards, each of our named executive officers and certain other members of management.

The forms of indemnification agreements to be entered into with each director and certain officers of the Company and Travelport Worldwide will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2014.

Transition and Separation Agreement

In anticipation of our currently expected transition of our corporate headquarters to the United Kingdom in the third quarter of 2014, on August 7, 2014, Travelport Worldwide Limited and Travelport Limited (together, “Travelport”) entered into a transition and separation agreement with Eric J. Bock, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer (the “Transition Agreement”), which provides for (i) the terms of Mr. Bock’s continued employment with Travelport through October 1, 2014 (the “Transition Date”), (ii) Mr. Bock’s role in the transition of the Chief Legal Officer position to the United Kingdom so as to be co-located with our Chief Executive Officer and Chief Financial Officer, (iii) the transition of other Chief Administrative Officer responsibilities, and (iv) certain transition benefits.

As a general matter, Mr. Bock’s employment will continue through the Transition Date under the terms of his employment agreement. Following the Transition Date, Mr. Bock will continue to comply with his post-employment restrictive covenants and shall receive (i) full vesting of certain time-based restricted stock units (“TRSUs”) upon an initial public offering of Travelport Worldwide Limited (“IPO”) if such IPO occurs on or before May 31, 2015; (ii) (x) vesting on October 15, 2014 and April 15, 2015 of the TRSUs that would otherwise vest on such respective dates if he remained employed with Travelport (provided that no IPO has occurred prior to the respective date), (y) vesting as of April 15, 2015 of 75% of certain performance-based restricted stock units (“PRSUs”) that would otherwise vest on April 15, 2015 if he remained employed with Travelport (based on Travelport’s actual performance through the applicable performance period), and vesting as of December 31, 2015 of the remaining 25% of such PRSUs that would otherwise vest on April 15, 2015 (based on Travelport’s actual performance through the applicable performance period); (iii) a pro rata portion of his 2014 annual bonus, based on Travelport’s actual performance (and paid when 2014 bonuses are paid generally in 2015); and (iv) 36 months’ continued health and welfare coverage for Mr. Bock and his dependents, though such coverage shall cease if he obtains similar coverage with a new employer.

The Transition Agreement will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2014.

Item 6. Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVELPORT LIMITED

Date: August 7, 2014	By:	/s/ Philip Emery
Philip Emery
Executive Vice President and Chief Financial Officer

Date: August 7, 2014	By:	/s/ Antonios Basoukeas
Antonios Basoukeas
Group Vice President and Group Financial Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

3.2	Memorandum of Association of Travelport Limited (f/k/a TDS Investor (Bermuda) Ltd.) (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Travelport Limited (333-141714) filed on March 30, 2007).

10.1	First Amendment to the Subscriber Services Agreement, dated as of February 4, 2014, by and among Orbitz Worldwide, LLC, Travelport, LP and Travelport Global Distribution System B.V.*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2.